Form 10-Q
period 2020-08-01
CIENA CORP
filed 2020-09-09
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2020
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

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 4, 2020
common stock, $0.01 par value	154,319,547

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Revenue:
Products	$819,022	$810,588	$2,246,129	$2,163,808
Services	157,690	150,018	457,548	440,336
Total revenue	976,712	960,606	2,703,677	2,604,144
Cost of goods sold:
Products	436,227	454,921	1,230,378	1,246,413
Services	75,804	81,333	224,757	235,361
Total cost of goods sold	512,031	536,254	1,455,135	1,481,774
Gross profit	464,681	424,352	1,248,542	1,122,370
Operating expenses:
Research and development	130,221	139,880	392,651	406,482
Selling and marketing	94,763	104,230	303,043	305,845
General and administrative	41,635	42,695	126,133	124,092
Amortization of intangible assets	5,840	5,529	17,532	16,586
Significant asset impairments and restructuring costs	6,515	5,355	14,798	11,696
Acquisition and integration costs (recoveries)	(2,329)	1,362	904	4,105
Total operating expenses	276,645	299,051	855,061	868,806
Income from operations	188,036	125,301	393,481	253,564
Interest and other income, net	232	1,050	1,213	5,059
Interest expense	(7,251)	(9,404)	(23,926)	(28,316)
Loss on extinguishment and modification of debt	—	—	(646)	—
Income before income taxes	181,017	116,947	370,122	230,307
Provision for income taxes	38,750	30,198	73,872	57,204
Net income	$142,267	$86,749	$296,250	$173,103
Basic net income per common share	$0.92	$0.56	$1.92	$1.11
Diluted net income per potential common share	$0.91	$0.55	$1.90	$1.10
Weighted average basic common shares outstanding	154,184	155,488	154,136	156,013
Weighted average dilutive potential common shares outstanding	156,318	157,455	155,741	157,949

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Quarter Ended		Nine Months Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Net income	$142,267	$86,749	$296,250	$173,103
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(241)	168	69	581
Change in unrealized gain (loss) on foreign currency forward contracts, net of tax	6,245	2,047	(1,773)	2,751
Change in unrealized gain (loss) on forward starting interest rate swaps, net of tax	24	(8,716)	(10,080)	(19,413)
Change in cumulative translation adjustments	15,169	1,943	(6,321)	(1,903)
Other comprehensive gain (loss)	21,197	(4,558)	(18,105)	(17,984)
Total comprehensive income	$163,464	$82,191	$278,145	$155,119

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	August 1, 2020	November 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,093,749	$904,045
Short-term investments	70,404	109,940
Accounts receivable, net of allowance for doubtful accounts of $11.8 million and $20.1 million as of August 1, 2020 and November 2, 2019, respectively.	715,195	724,854
Inventories, net	363,600	345,049
Prepaid expenses and other	324,935	297,914
Total current assets	2,567,883	2,381,802
Long-term investments	—	10,014
Equipment, building, furniture and fixtures, net	266,996	286,884
Operating right-of-use assets	48,573	—
Goodwill	310,772	297,937
Other intangible assets, net	106,182	112,781
Deferred tax asset, net	655,320	714,942
Other long-term assets	99,462	88,986
Total assets	$4,055,188	$3,893,346
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$297,163	$344,819
Accrued liabilities and other short-term obligations	301,030	382,740
Deferred revenue	95,951	111,381
Operating lease liabilities	19,417	—
Current portion of long-term debt	6,930	7,000
Total current liabilities	720,491	845,940
Long-term deferred revenue	40,919	45,492
Other long-term obligations	134,914	148,747
Long-term operating lease liabilities	52,141	—
Long-term debt, net	677,856	680,406
Total liabilities	$1,626,321	$1,720,585
Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 154,318,197 and 154,403,850 shares issued and outstanding	1,543	1,544
Additional paid-in capital	6,815,676	6,837,714
Accumulated other comprehensive loss	(40,189)	(22,084)
Accumulated deficit	(4,348,163)	(4,644,413)
Total stockholders’ equity	2,428,867	2,172,761
Total liabilities and stockholders’ equity	$4,055,188	$3,893,346

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended
	August 1,	August 3,
	2020	2019
Cash flows provided by operating activities:
Net income	$296,250	$173,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	70,370	65,071
Share-based compensation costs	50,838	44,446
Amortization of intangible assets	29,035	26,610
Deferred taxes	57,636	35,949
Provision for inventory excess and obsolescence	20,176	18,833
Provision for warranty	19,172	15,933
Other	15,085	743
Changes in assets and liabilities:
Accounts receivable	(6,688)	(2,517)
Inventories	(39,568)	(115,427)
Prepaid expenses and other	(52,945)	(85,039)
Operating lease right-of-use assets	12,816	—
Accounts payable, accruals and other obligations	(131,647)	(9,005)
Deferred revenue	(19,039)	4,427
Short and long-term operating lease liabilities	(15,132)	—
Net cash provided by operating activities	306,359	173,127
Cash flows provided by (used in) investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(61,333)	(49,063)
Purchase of available for sale securities	(39,859)	(127,601)
Proceeds from maturities of available for sale securities	90,000	120,000
Proceeds from sales of available for sale securities	—	98,263
Settlement of foreign currency forward contracts, net	3,067	(3,155)
Acquisition of business, net of cash acquired	(28,300)	—
Purchase of equity investment	—	(2,667)
Net cash provided by (used in) investing activities	(36,425)	35,777
Cash flows used in financing activities:
Payment of long-term debt	(3,465)	(5,250)
Payment of debt issuance costs	(382)	—
Payment of finance lease obligations	(2,030)	(2,599)
Payment for debt conversion liability	—	(111,268)
Shares repurchased for tax withholdings on vesting of stock unit awards	(26,328)	(23,234)
Repurchases of common stock - repurchase program	(74,535)	(110,484)
Proceeds from issuance of common stock	27,986	22,895
Net cash used in financing activities	(78,754)	(229,940)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,526)	392
Net increase (decrease) in cash, cash equivalents and restricted cash	189,654	(20,644)
Cash, cash equivalents and restricted cash at beginning of period	904,161	745,434
Cash, cash equivalents and restricted cash at end of period	$1,093,815	$724,790
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$25,278	$29,921
Cash paid during the period for income taxes, net	$41,316	$21,573
Operating lease payments	$16,762	$—
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$4,200	$4,328
Repurchase of common stock in accrued liabilities from repurchase program	$—	$1,441
Conversion of debt conversion liability into 1,585,140 shares of common stock	$—	$52,944
Operating lease right-of-use assets subject to lease liability	$11,404	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at November 2, 2019	154,403,850	$1,544	$6,837,714	$(22,084)	$(4,644,413)	$2,172,761
Net income	—	—	—	—	296,250	296,250
Other comprehensive loss	—	—	—	(18,105)	—	(18,105)
Repurchase of common stock - repurchase program	(1,872,446)	(19)	(74,516)	—	—	(74,535)
Issuance of shares from employee equity plans	2,392,414	24	27,962	—	—	27,986
Share-based compensation expense	—	—	50,838	—	—	50,838
Shares repurchased for tax withholdings on vesting of stock unit awards	(605,621)	(6)	(26,322)	—	—	(26,328)
Balance at August 1, 2020	154,318,197	$1,543	$6,815,676	$(40,189)	$(4,348,163)	$2,428,867

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at November 3, 2018	154,318,531	$1,543	$6,881,223	$(5,780)	$(4,947,652)	$1,929,334
Effect of adoption of new accounting standards	—	—	—	—	49,805	49,805
Net income	—	—	—	—	173,103	173,103
Other comprehensive loss	—	—	—	(17,984)	—	(17,984)
Repurchase of common stock - repurchase program	(2,881,564)	(29)	(111,896)	—	—	(111,925)
Issuance of shares from employee equity plans	2,717,534	27	22,868	—	—	22,895
Share-based compensation expense	—	—	44,446	—	—	44,446
Settlement of debt conversion liability	1,585,140	16	52,928	—	—	52,944
Shares repurchased for tax withholdings on vesting of stock unit awards	(626,629)	(6)	(23,228)	—	—	(23,234)
Balance at August 3, 2019	155,113,012	$1,551	$6,866,341	$(23,764)	$(4,724,744)	$2,119,384

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
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires Ciena to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The inputs into certain of Ciena’s judgments, assumptions and estimates reflected the information available to Ciena regarding the economic implications of the COVID-19 pandemic, and expectations as to its impact on Ciena’s business. The actual results that Ciena experiences may differ materially from such inputs into Ciena’s critical and significant accounting estimates. As the duration and severity of the COVID-19 pandemic are unclear, certain of such estimates could require further judgment or modification and therefore carry a higher degree of variability and volatility as compared to prior periods. As events continue to evolve, Ciena’s estimates may change materially in future periods.
In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments that Ciena considers necessary for the fair statement of the results of operations of Ciena for the interim periods covered and of the financial position of Ciena at the date of the interim balance sheets. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The Condensed Consolidated Balance Sheet as of November 2, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. However, Ciena believes that the disclosures are adequate to understand the information presented herein. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with Ciena’s audited consolidated financial statements and the notes thereto included in Ciena’s annual report on Form 10-K for fiscal 2019 (the “2019 Annual Report”).
Ciena has a 52 or 53-week fiscal year, with quarters ending on the Saturday nearest to the last day of January, April, July and October, respectively, of each year. Fiscal 2020 and 2019 are 52-week fiscal years. Effective the second quarter of fiscal 2020, Ciena changed the presentation of reporting for its financial statements and notes thereto to reflect the actual dates on which fiscal years and quarterly periods ended. Because these dates can change from period to period, for consistency purposes, Ciena previously presented such information indicating that its quarters ended on January 31, April 30, July 31 and October 31. This change, affecting only the presentation of such information, was made on a prospective basis and it does not impact comparability of previous financial results. References to prior reported periods have been changed to reflect the actual period end dates of August 1, 2020, August 3, 2019, November 2, 2019 and November 3, 2018 for periods reported herein.

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

Newly Issued Accounting Standards - Effective

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 842, Leases, which requires an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by leased assets and to provide additional disclosures. Effective November 3, 2019, Ciena adopted ASC 842 which requires right-of-use ("ROU") assets and lease liabilities to be recorded on the balance sheet for leases. The guidance specifies that at the inception of a contract, an entity must determine whether the contract is or contains a lease. The contract is or contains a lease if the contract conveys the right to control the use of the property, plant, or equipment for a designated term in exchange for consideration. Ciena’s evaluation of its contracts followed the assessment of whether there was a right to obtain substantially all of the economic benefits from the use and the right to direct the use of the identified asset in the contract. Operating leases are included in the Operating right-of-use assets (“Operating ROU assets”), Operating lease liabilities and Long-term operating lease liabilities in the Condensed Consolidated Balance Sheets. Finance leases are included in Equipment, building, furniture and fixtures, net (“Finance ROU assets”), Accrued liabilities and other short-term obligations and Other long-term obligations are included in the Condensed Consolidated Balance Sheets.

Ciena adopted the guidance on a modified retrospective basis as of November 3, 2019, such that related amounts in prior periods have not been restated. Ciena has operating and finance leases that primarily relate to real property. As a practical expedient for disclosure, Ciena has elected the “package of practical expedients” and, as a result, did not reassess existing lease identifications, lease classifications or initial direct costs. As a practical expedient, Ciena has elected not to capitalize leases with a term of 12 months or less without a purchase option that it is likely to exercise. Also as a practical expedient, Ciena has elected not to separate lease and non-lease components of operating and finance leases. Lease components are payment items directly attributable to the use of the underlying asset, while non-lease components are explicit elements of a contract not directly related to the use of the underlying asset, including pass-through operating expenses like common area maintenance and utilities.

Operating ROU assets and lease liabilities and Finance ROU assets and lease liabilities are recognized on the Condensed Consolidated Balance Sheets at the present value of the future lease payments over the life of the lease term. Ciena uses discount rates based on incremental borrowing rates, on a collateralized basis, for the respective underlying assets, for terms similar to the respective leases when implicit rates for leases are not determinable. Operating lease costs are included as rent expense in the Condensed Consolidated Statements of Operations. Fixed base payments on operating leases paid directly to the lessor are recorded as lease expense on a straight-line basis. Related variable payments based on usage, changes in an index, or market rate are expensed as incurred. Finance ROU assets are generally amortized on a straight-line basis over the lease term with the interest expense on the lease liability recorded using the interest method. The amortization and interest expense are recorded separately in the Condensed Consolidated Statements of Operations.

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

(1) Represents $76.0 million of operating leases recognized as Operating ROU assets upon adoption of ASC 842, less $5.4 million of deferred rent, $6.2 million of tenant improvement allowances, $1.5 million of short-term restructuring reserve liability and $9.6 million of long-term restructuring reserve liability all recognized as a reduction to ROU assets.
(2) Represents $1.5 million of short-term restructuring reserve liability recognized as a reduction to Operating ROU assets.

(3) Represents $20.5 million of lease liabilities for operating leases.
(4) Represents $9.6 million of long-term restructuring reserve liability, $5.4 million of deferred rent, and $6.2 million of tenant improvement allowances recognized as a reduction to ROU assets.
(5) Represents $55.6 million of lease liabilities for operating leases.

See Note 15 for additional information.

Fair Value Measurement

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13 (“ASU 2018-13”), Fair Value Measurement (Topic 820): Disclosure Framework which modifies the disclosure requirements on fair value measurements. Ciena adopted ASU 2018-13 beginning the first quarter of fiscal year 2020. Adoption of ASU 2018-13 did not have a material effect on Ciena’s financial position or results of operations.

Newly Issued Accounting Standards - Not Yet Effective

In June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”), Financial Instruments - Credit Losses, which requires measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 is effective for Ciena beginning in the first quarter of fiscal 2021, and early adoption is permitted. Ciena is currently evaluating the impact of this ASU on its Consolidated Financial Statements and related disclosures.

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

The tables below set forth Ciena’s disaggregated revenue for the respective period (in thousands):

	Quarter Ended August 1, 2020
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Converged Packet Optical	$722,512	$—	$—	$—	$722,512
Packet Networking	79,756	—	—	—	79,756
Platform Software and Services	—	46,422	—	—	46,422
Blue Planet Automation Software and Services	—	—	11,297	—	11,297
Maintenance Support and Training	—	—	—	69,099	69,099
Installation and Deployment	—	—	—	39,798	39,798
Consulting and Network Design	—	—	—	7,828	7,828
Total revenue by product line	$802,268	$46,422	$11,297	$116,725	$976,712

Timing of revenue recognition:
Products and services at a point in time	$802,268	$15,838	$410	$3,300	$821,816
Services transferred over time	—	30,584	10,887	113,425	154,896
Total revenue by timing of revenue recognition	$802,268	$46,422	$11,297	$116,725	$976,712

	Quarter Ended August 3, 2019
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Converged Packet Optical	$724,245	$—	$—	$—	$724,245
Packet Networking	71,823	—	—	—	71,823
Platform Software and Services	—	37,312	—	—	37,312
Blue Planet Automation Software and Services	—	—	10,530	—	10,530
Maintenance Support and Training	—	—	—	65,936	65,936
Installation and Deployment	—	—	—	39,802	39,802
Consulting and Network Design	—	—	—	10,958	10,958
Total revenue by product line	$796,068	$37,312	$10,530	$116,696	$960,606

Timing of revenue recognition:
Products and services at a point in time	$796,068	$12,657	$1,941	$4,804	$815,470
Services transferred over time	—	24,655	8,589	111,892	145,136
Total revenue by timing of revenue recognition	$796,068	$37,312	$10,530	$116,696	$960,606

	Nine Months Ended August 1, 2020
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Converged Packet Optical	1,968,355	$—	$—	$—	$1,968,355
Packet Networking	211,432	—	—	—	211,432
Platform Software and Services	—	143,295	—	—	143,295
Blue Planet Automation Software and Services	—	—	41,779	—	41,779
Maintenance Support and Training	—	—	—	202,370	202,370
Installation and Deployment	—	—	—	108,994	108,994
Consulting and Network Design	—	—	—	27,452	27,452
Total revenue by product line	$2,179,787	$143,295	$41,779	$338,816	$2,703,677

Timing of revenue recognition:
Products and services at a point in time	$2,179,787	$45,930	$8,891	$12,174	$2,246,782
Services transferred over time	—	97,365	32,888	326,642	456,895
Total revenue by timing of revenue recognition	$2,179,787	$143,295	$41,779	$338,816	$2,703,677

	Nine Months Ended August 3, 2019
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Converged Packet Optical	$1,897,080	$—	$—	$—	$1,897,080
Packet Networking	216,529	—	—	—	216,529
Platform Software and Services	—	114,139	—	—	114,139
Blue Planet Automation Software and Services	—	—	37,977	—	37,977
Maintenance Support and Training	—	—	—	196,002	196,002
Installation and Deployment	—	—	—	111,746	111,746
Consulting and Network Design	—	—	—	30,671	30,671
Total revenue by product line	$2,113,609	$114,139	$37,977	$338,419	$2,604,144

Timing of revenue recognition:
Products and services at a point in time	$2,113,609	$39,801	$11,216	$13,945	$2,178,571
Services transferred over time	—	74,338	26,761	324,474	425,573
Total revenue by timing of revenue recognition	$2,113,609	$114,139	$37,977	$338,419	$2,604,144

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
For the periods below, Ciena’s geographic distribution of revenue was as follows (in thousands):

	Quarter Ended		Nine Months Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Geographic distribution:
Americas	$713,340	$656,261	$1,937,725	1,788,234
EMEA	162,465	169,532	433,861	413,715
APAC	100,907	134,813	332,091	402,195
Total revenue by geographic distribution	$976,712	$960,606	$2,703,677	$2,604,144

•Networking Platforms revenue reflects sales of Ciena’s Converged Packet Optical and Packet Networking product lines.
◦Converged Packet Optical - includes the 6500 Packet-Optical Platform, 5430 Reconfigurable Switching System, Waveserver® stackable interconnect system (“Waveserver”), the family of CoreDirector® Multiservice Optical Switches and the Optical Transport Network (OTN) configuration for the 5410 Reconfigurable Switching System. This product line also includes sales of the Z-Series Packet-Optical Platform.
◦Packet Networking - includes the 3000 family of service delivery switches and service aggregation switches and the 5000 family of service aggregation switches. This product line also includes the 8700 Packetwave Platform, the Ethernet packet configuration for the 5410 Service Aggregation Switch, and the 6500 Packet Transport System (PTS), which combines packet switching, control plane operation, and integrated optics.
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

•Platform Software and Services provides analytics, data, and planning tools to assist customers in managing Ciena’s Networking Platforms products in their networks. Ciena’s platform software includes its Manage, Control and Plan (MCP) domain controller solution, OneControl Unified Management System, ON-Center® Network and Service Management Suite, Ethernet Services Manager, Optical Suite Release and Planet Operate. Platform software-related services revenue includes sales of subscription, installation, support, and consulting services related to Ciena’s software platforms, operating system software and enhanced software features embedded in each of the Networking Platforms product lines above. Revenue from the software portion of this segment is included in product revenue on the Condensed Consolidated Statements of Operations. Revenue from services portions of this segment is included in services revenue on the Condensed Consolidated Statements of Operations.

•Blue Planet® Automation Software and Services is a comprehensive, open software suite, together with related services, that allows customers to use enhanced knowledge about their networks to drive adaptive optimization of their services and operations. Ciena’s Blue Planet Automation Platform includes multi-domain service orchestration (MDSO), network function virtualization (NFV), management and orchestration (NFV MANO), analytics, network health predictor (NHP), route optimization and assurance (ROA), inventory management, unified assurance and analytics (UAA) and Ciena’s SDN Multilayer Controller and virtual wide area network (V-WAN) application. Services revenue includes sales of subscription, installation, support, consulting and design services related to Ciena’s Blue Planet Automation Platform. Revenue from the software portion of this segment is included in product revenue on the Condensed Consolidated Statements of Operations. Revenue from services portions of this segment is included in services revenue on the Condensed Consolidated Statements of Operations.

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

•Global Services revenue reflects sales of a broad range of Ciena’s services for maintenance support and training, installation and deployment, and consulting and network design activities. Revenue from this segment is included in services revenue on the Condensed Consolidated Statements of Operations. Ciena’s Global Services are considered a distinct performance obligation where revenue is generally recognized over time. Revenue from maintenance support is recognized ratably over the period during which the services are performed. Revenue from installation and deployment services and consulting and network design services are recognized over time with Ciena applying the input method to determine the amount of revenue to be recognized in a given period. Revenue from training services is generally recognized at a point in time upon completion of the service.

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities (deferred revenue) from contracts with customers (in thousands):

	Balance at August 1, 2020	Balance at November 2, 2019
Accounts receivable, net	$715,195	$724,854
Contract assets for unbilled accounts receivable	$97,373	$84,046
Deferred revenue	$136,870	$156,873

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

Contract liabilities consist of deferred revenue and represent advanced payments against non-cancelable customer orders received prior to revenue recognition. Ciena recognized approximately $91.8 million and $77.4 million of revenue during the first nine months of fiscal 2020 and 2019 that was included in the deferred revenue balance at November 2, 2019 and November 3, 2018, respectively. Revenue recognized due to changes in transaction price from performance obligations satisfied or partially satisfied in previous periods was immaterial during the nine months ended August 1, 2020 and August 3, 2019.

Capitalized Contract Acquisition Costs

Capitalized contract acquisition costs consist of deferred sales commissions, were $13.0 million and $15.7 million as of August 1, 2020 and November 2, 2019, respectively, and were included in other current assets and other assets. The amortization expense associated with these costs was $16.2 million and $12.5 million during the first nine months of fiscal 2020 and 2019, respectively, and was included in sales and marketing expense.

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) are comprised of non-cancelable customer purchase orders for products and services that are awaiting transfer of control for revenue recognition under the applicable contract terms. As of August 1, 2020, the aggregate amount of RPO was $970.6 million. As of August 1, 2020, Ciena expects approximately 82% of the RPO to be recognized as revenue within the next twelve months.

(4) BUSINESS COMBINATIONS

Centina Systems, Inc. Acquisition

        On November 2, 2019, Ciena acquired Centina Systems, Inc. (“Centina”), a provider of service assurance analytics and network performance management solutions, for approximately $34.0 million in cash. This transaction has been accounted for as the acquisition of a business.

During the first nine months of fiscal 2020, Ciena incurred approximately $0.8 million of acquisition-related costs associated with this transaction. These costs primarily reflect fees associated with financial, legal and accounting advisors.

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

(5) RESTRUCTURING COSTS
Ciena has undertaken a number of restructuring activities intended to reduce expense and to better align its workforce and costs with market opportunities, product development and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in Accrued liabilities and other short-term obligations on Ciena’s Condensed Consolidated Balance Sheets, for the nine months ended August 1, 2020 (in thousands):

	Workforce reduction		Consolidation of excess facilities and other restructuring activities		Total
Balance at November 2, 2019	$3,983		$11,160		$15,143
Charges	5,015	(1)	9,783	(2)	14,798
Adjustments related to ASC 842	—		(11,160)	(3)	(11,160)
Cash payments	(7,335)		(9,783)		(17,118)
Balance at August 1, 2020	$1,663		$—		$1,663
Current restructuring liabilities	$1,663		$—		$1,663

(1) Reflects a global workforce reduction of 79 employees during the nine months ended August 1, 2020 as part of a business optimization strategy to improve gross margin, constrain operating expense and redesign certain business processes.
(2) Primarily represents costs and imputed interest expense related to restructured facilities and the redesign of certain business processes.
(3) Represents restructuring reserve liability recognized as a reduction to Operating ROU assets, net in relation to adoption of ASC 842. See Notes 2 and 15 for further discussion.

The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in Accrued liabilities and other short-term obligations on Ciena’s Condensed Consolidated Balance Sheets for the nine months ended August 3, 2019 (in thousands):

	Workforce reduction		Consolidation of excess facilities		Total
Balance at November 3, 2018	$2,108		$1,739		$3,847
Charges	10,309	(1)	1,387	(2)	11,696
Cash payments	(10,021)		(1,631)		(11,652)
Balance at August 3, 2019	$2,396		$1,495		$3,891
Current restructuring liabilities	$2,396		$348		$2,744
Non-current restructuring liabilities	$—		$1,147		$1,147
(1) Reflects a global workforce reduction of approximately 225 employees during the nine months ended August 3, 2019 as part of a business optimization strategy to improve gross margin, constrain operating expense and redesign certain business processes.
(2) Reflects unfavorable lease commitments in connection with a portion of the facilities for certain locations in the United States and India where Ciena has vacated unused space.

(6) INTEREST AND OTHER INCOME, NET
The components of interest and other income, net, are as follows (in thousands):

	Quarter Ended		Nine Months Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Interest income	$849	$3,475	$6,262	$10,866
Gains (losses) on non-hedge designated foreign currency forward contracts	1,282	119	3,005	(757)
Foreign currency exchange losses	(2,537)	(2,373)	(7,376)	(4,585)
Other	638	(171)	(678)	(465)
Interest and other income, net	$232	$1,050	$1,213	$5,059

Ciena Corporation, as the U.S. parent entity, uses the U.S. Dollar as its functional currency; however, some of its foreign branch offices and subsidiaries use local currencies as their functional currencies. Ciena recorded $7.4 million and $4.6 million in foreign currency exchange rate losses during the first nine months of fiscal 2020 and 2019, respectively, as a result of monetary assets and liabilities that were transacted in a currency other than the entity’s functional currency, and the related remeasurement adjustments were recorded in interest and other income, net, on the Condensed Consolidated Statements of Operations. From time to time, Ciena uses foreign currency forwards to hedge this type of balance sheet exposure. See Note 13 for further discussion. These forwards are not designated as hedges for accounting purposes, and any net gain or loss associated with these derivatives is reported in interest and other income, net, on the Condensed Consolidated Statements of Operations. During the first nine months of fiscal 2020, Ciena recorded gains of $3.0 million from non-hedge designated foreign currency forward contracts. During the first nine months of fiscal 2019, Ciena recorded losses of $0.8 million from non-hedge designated foreign currency forward contracts.

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

The effective tax rate for the third quarter and nine months ended August 1, 2020 was lower than the effective tax rate for the third quarter and nine months ended August 3, 2019, primarily due to reduced BEAT and the effect of the final regulations released on December 2, 2019.

Our future income tax provisions and deferred tax balances may be affected by the amount of pre-tax income, the jurisdictions where it is earned, the existence and utilizability of tax attributes and changes in tax laws. Ciena continues to monitor these items and will adopt strategies to address their impact as appropriate.

(8) SHORT-TERM AND LONG-TERM INVESTMENTS

As of the dates indicated, investments are comprised of the following (in thousands):

	August 1, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$70,093	$311	$—	$70,404
	$70,093	$311	$—	$70,404

	November 2, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$109,715	$225	$—	$109,940
Included in long-term investments	10,017	—	(3)	10,014
	$119,732	$225	$(3)	$119,954

The following table summarizes the final legal maturities of debt investments at August 1, 2020 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$70,093	$70,404

(9) FAIR VALUE MEASUREMENTS

        As of the date indicated, the following table summarizes the assets and liabilities that are recorded at fair value on a recurring basis (in thousands):

	August 1, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$899,212	$—	$—	$899,212
Bond mutual fund	50,309	—	—	50,309
Deferred compensation plan assets	7,830	—	—	7,830
U.S. government obligations	—	70,404	—	70,404
Foreign currency forward contracts	—	467	—	467
Total assets measured at fair value	$957,351	$70,871	$—	$1,028,222

Liabilities:
Foreign currency forward contracts	$—	$1,273	$—	$1,273
Forward starting interest rate swaps	—	31,932	—	31,932
Total liabilities measured at fair value	$—	$33,205	$—	$33,205

	November 2, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$759,114	$—	$—	$759,114
Deferred compensation plan assets	4,974	—	—	4,974
U.S. government obligations	—	119,954	—	119,954
Foreign currency forward contracts	—	1,570	—	1,570
Total assets measured at fair value	$764,088	$121,524	$—	$885,612

Liabilities:
Foreign currency forward contracts	$—	$35	$—	$35
Forward starting interest rate swaps	—	21,093	—	21,093
Contingent consideration	—	—	3,705	3,705
Total liabilities measured at fair value	$—	$21,128	$3,705	$24,833

As of the date indicated, the assets and liabilities above are presented on Ciena’s Condensed Consolidated Balance Sheets as follows (in thousands):

	August 1, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$949,521	$—	$—	$949,521
Short-term investments	—	70,404	—	70,404
Prepaid expenses and other	—	467	—	467
Other long-term assets	7,830	—	—	7,830
Total assets measured at fair value	$957,351	$70,871	$—	$1,028,222

Liabilities:
Accrued liabilities and other short-term obligations	—	1,273	—	1,273
Other long-term obligations	—	31,932	—	31,932
Total liabilities measured at fair value	$—	$33,205	$—	$33,205

	November 2, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$759,114	$—	$—	$759,114
Short-term investments	—	109,940	—	109,940
Prepaid expenses and other	—	1,570	—	1,570
Long-term investments	—	10,014	—	10,014
Other long-term assets	4,974	—	—	4,974
Total assets measured at fair value	$764,088	$121,524	$—	$885,612

Liabilities:
Accrued liabilities and other short-term obligations	$—	$35	$—	$35
Other long-term obligations	—	21,093	3,705	24,798
Total liabilities measured at fair value	$—	$21,128	$3,705	$24,833

Ciena did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

As of August 1, 2020, none of Ciena’s existing liabilities were classified as Level 3. As of November 2, 2019, Ciena’s Level 3 liability included $3.7 million in accrued liabilities and other short-term obligations. This reflected a contingent consideration element of a three-year payout arrangement associated with Ciena’s purchase of DonRiver Holdings, LLC (“DonRiver”) in the fourth quarter of fiscal 2018.

(10) INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	August 1, 2020	November 2, 2019
Raw materials	$133,642	$99,041
Work-in-process	12,615	13,657
Finished goods	215,323	226,622
Deferred cost of goods sold	45,050	53,051
Gross inventories	406,630	392,371
Provision for excess and obsolescence	(43,030)	(47,322)
Inventories, net	$363,600	$345,049

Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand, which are affected by changes in Ciena’s strategic direction, discontinuance of a product or introduction of newer versions of products, declines in the sales of or forecasted demand for certain products, and general market conditions. During the first nine months of fiscal 2020, Ciena recorded a provision for excess and obsolescence of $20.2 million, primarily related to a decrease in the forecasted demand for certain Networking Platforms products. Deductions from the provision for excess and obsolete inventory relate primarily to disposal activities.

(11) PREPAID EXPENSES AND OTHER
As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	August 1, 2020	November 2, 2019
Contract assets for unbilled accounts receivable	$97,373	$84,046
Prepaid VAT and other taxes	80,672	84,706
Prepaid expenses	69,832	48,680
Product demonstration equipment, net	44,803	38,900
Other non-trade receivables	22,102	28,136
Capitalized contract acquisition costs	9,015	11,677
Deferred deployment expense	671	125
Derivative assets	467	1,570
Restricted cash	—	74
	$324,935	$297,914

Depreciation of product demonstration equipment was $6.5 million during the first nine months of fiscal 2020 and 2019.

For further discussion on contract assets and capitalized contract acquisition costs, see Note 3 above.

(12) OTHER BALANCE SHEET DETAILS
As of the dates indicated, accrued liabilities and other short-term obligations are comprised of the following (in thousands):

	August 1, 2020	November 2, 2019
Compensation, payroll related tax and benefits (1)	$94,156	$182,363
Warranty	52,166	48,498
Vacation	26,136	22,290
Foreign currency forward contracts	1,273	35
Contingent consideration	—	4,372
Contingent compensation	3,960	—
Finance lease obligations	2,765	2,764
Interest payable	741	1,007
Other	119,833	121,411
	$301,030	$382,740

(1) Reduction is primarily due to the timing of bonus payments to employees under Ciena’s annual cash incentive compensation plan.

The following table summarizes the activity in Ciena’s accrued warranty for the fiscal periods indicated (in thousands):

	Beginning Balance	Current Period Provisions	Settlements	Ending Balance
Nine Months Ended August 3, 2019	$44,740	15,933	(13,993)	$46,680
Nine Months Ended August 1, 2020	$48,498	19,172	(15,504)	$52,166

(13) DERIVATIVE INSTRUMENTS

Foreign Currency Derivatives

        As of August 1, 2020 and November 2, 2019, Ciena had forward contracts to hedge its foreign exchange exposure in order to reduce the variability in its Canadian Dollar- and Indian Rupee-denominated expense, which principally relates to research and development activities. The notional amount of these contracts was approximately $146.6 million and $197.4 million as of August 1, 2020 and November 2, 2019, respectively. These foreign exchange contracts have maturities of 24 months or less and have been designated as cash flow hedges.

        As of August 1, 2020 and November 2, 2019, Ciena had forward contracts to hedge its foreign exchange exposure in order to reduce the variability in various currencies of certain balance sheet items. The notional amount of these contracts was approximately $205.1 million and $206.0 million as of August 1, 2020 and November 2, 2019, respectively. These foreign exchange contracts have maturities of 12 months or less and have not been designated as hedges for accounting purposes.

Interest Rate Derivatives

        Ciena is exposed to floating rates of LIBOR interest on its term loan borrowings (see Note 16 below) and has hedged such risk by entering into floating to fixed interest rate swap arrangements (“interest rate swaps”). The interest rate swaps fix the LIBOR rate for $350.0 million of the New 2025 Term Loan (as defined in Note 16 below) at 2.957% through September 2023. The total notional amount of interest rate swaps in effect was $350.0 million as of August 1, 2020 and November 2, 2019.

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

(14) ACCUMULATED OTHER COMPREHENSIVE INCOME

        The following table summarizes the changes in accumulated balances of other comprehensive income (“AOCI”), net of tax, for the nine months ended August 1, 2020:

	Unrealized Gain/(Loss) on			Cumulative
	Available-for-sale Securities	Foreign Currency Forward Contracts	Forward Starting Interest Rate Swaps	Foreign Currency Translation Adjustment	Total
Balance at November 2, 2019	$152	$925	$(13,686)	$(9,475)	$(22,084)
Other comprehensive gain (loss) before reclassifications	69	(4,515)	(12,507)	(6,321)	(23,274)
Amounts reclassified from AOCI	—	2,742	2,427	—	5,169
Balance at August 1, 2020	$221	$(848)	$(23,766)	$(15,796)	$(40,189)

        The following table summarizes the changes in AOCI, net of tax, for the nine months ended August 3, 2019:

	Unrealized Gain/(Loss) on			Cumulative
	Available-for-sale Securities	Foreign Currency Forward Contracts	Forward Starting Interest Rate Swaps	Foreign Currency Translation Adjustment	Total
Balance at November 3, 2018	$(425)	$(3,060)	$6,417	$(8,712)	$(5,780)
Other comprehensive income (loss) before reclassifications	581	(349)	(18,370)	(1,903)	(20,041)
Amounts reclassified from AOCI	—	3,100	(1,043)	—	2,057
Balance at August 3, 2019	$156	$(309)	$(12,996)	$(10,615)	$(23,764)

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

As discussed in Note 2, the restructuring reserve liability related to Ciena’s subleased space and vacated space for which subleases are being pursued was $11.1 million as of November 2, 2019. Upon Ciena’s adoption of ASC 842 on November 3, 2019, the existing Accrued liabilities and other short-term obligations and Other long-term obligations were reclassified as a reduction of the Operating ROU assets recorded in accordance with the updated guidance.

Leases included in the Condensed Consolidated Balance Sheets were as follows:

	Classification	As of August 1, 2020
Operating leases:
Operating ROU Assets	Operating right-of-use assets	$48,573
Operating lease liabilities	Operating lease liabilities and Long-term operating lease liabilities	71,558
Finance leases:
Buildings, gross	Equipment, building, furniture and fixtures, net	$70,289
Less: accumulated depreciation	Equipment, building, furniture and fixtures, net	(16,592)
Buildings, net		$53,697
Finance lease liabilities	Accrued liabilities and other short-term obligations and other long-term obligations	$64,608

ROU assets that involve subleased or vacant space aggregate $8.1 million as of August 1, 2020. These assets may become impaired if tenants are unable to service their obligations under the sublease, and/or if the estimates as to occupancy are not realized, either of which may be more likely as COVID-19 impacts evolve.

The components of lease expense included in the Condensed Consolidated Statement of Operations were as follows:

		Quarter Ended	Nine Months Ended
	Classification	August 1, 2020	August 1, 2020
Operating lease costs	Operating expense	$4,234	$13,435
Finance lease cost:
Amortization of finance ROU asset	Operating expense	1,097	3,330
Interest on finance lease liabilities	Interest expense	1,162	3,574
Total finance lease cost		2,259	6,904
Non-capitalized lease cost	Operating expense	883	2,211
Variable lease cost(1)	Operating expense	1,265	3,900
Net lease cost(2)		$8,641	$26,450

(1) Variable lease costs include expenses relating to insurance, taxes, maintenance and other costs required by the applicable operating lease. Variable lease costs are determined by whether they are to be included in base rent and if amounts are based on a consumer price index.

(2) Excludes other operating expense of $2.2 million and $8.7 million for the quarter and nine months ended August 1, 2020, respectively, related to amortization of leasehold improvements.

Future minimum lease payments and the present value of minimum lease payments related to operating and finance leases as of August 1, 2020 were as follows:

	Operating Leases	Finance Leases	Total
Remaining fiscal 2020	$5,423	$7,392	$12,815
2021	20,382	7,572	27,954
2022	15,692	7,902	23,594
2023	12,332	7,901	20,233
2024	9,927	8,013	17,940
Thereafter	13,193	59,712	72,905
Total lease payments	76,949	98,492	175,441
Less: Imputed interest	(5,391)	(33,884)	(39,275)
Present value of lease liabilities	71,558	64,608	136,166
Less: Current portion of present value of minimum lease payments	(19,417)	(2,765)	(22,182)
Long-term portion of present value of minimum lease payments	$52,141	$61,843	$113,984

As of August 1, 2020, the weighted average remaining lease terms and weighted average discount rates for operating and finance leases were as follows:

Weighted-average remaining lease term in years:
Operating leases	4.60
Finance leases	11.97
Weighted-average discount rates:
Operating leases	3.03%
Finance leases	7.56%

As of November 2, 2019, minimum aggregate rentals under operating leases were as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
Operating leases (1)	$28,776	$24,184	$16,767	$13,393	$10,632	$26,110	$119,862

(1) The amount for operating lease commitments above include estimated variable expenses relating to insurance, taxes, maintenance and other costs required by the applicable operating lease.

(16) SHORT-TERM AND LONG-TERM DEBT

New 2025 Term Loan

        On January 23, 2020, Ciena entered into a Refinancing Amendment to Credit Agreement pursuant to which Ciena refinanced the entire outstanding amount of its then existing senior secured term loan with an outstanding aggregate principal amount of $693.0 million as of January 23, 2020 and maturing on September 28, 2025 (the “Old 2025 Term Loan”) and incurred a new senior secured term loan in an aggregate principal amount of $693.0 million and maturing on September 28, 2025 (the “New 2025 Term Loan”).

        The net carrying values of Ciena’s term loans were comprised of the following for the fiscal periods indicated (in thousands):

	August 1, 2020				November 2, 2019
	Principal Balance	Unamortized Discount	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
New 2025 Term Loan	$689,535	$(1,659)	$(3,090)	$684,786	$—
Old 2025 Term Loan	$—	$—	$—	$—	$687,406

        Deferred debt issuance costs that were deducted from the carrying amounts of the term loans totaled $3.1 million at August 1, 2020 and $3.6 million at November 2, 2019. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the term loans. The amortization of deferred debt issuance costs for these term loans is included in interest expense, and was $0.5 million during the first nine months of each of fiscal 2020 and fiscal 2019. The carrying value of the term loans listed above is also net of any unamortized debt discounts.

As of August 1, 2020, the estimated fair value of the New 2025 Term Loan was $685.2 million. Ciena’s term loan is categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its term loan using a market approach based on observable inputs, such as current market transactions involving comparable securities.

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

	Quarter Ended		Nine Months Ended
	August 1,	August 3,	August 1,	August 3,
Numerator	2020	2019	2020	2019
Net income used to calculate Basic and Diluted EPS	$142,267	$86,749	$296,250	$173,103

	Quarter Ended		Nine Months Ended
	August 1,	August 3,	August 1,	August 3,
Denominator	2020	2019	2020	2019
Basic weighted average shares outstanding	154,184	155,488	154,136	156,013
Add: Shares underlying outstanding stock options and stock unit awards and issuable under employee stock purchase plan	2,134	1,967	1,605	1,936
Dilutive weighted average shares outstanding	156,318	157,455	155,741	157,949

	Quarter Ended		Nine Months Ended
	August 1,	August 3,	August 1,	August 3,
EPS	2020	2019	2020	2019
Basic EPS	$0.92	$0.56	$1.92	$1.11
Diluted EPS	$0.91	$0.55	$1.90	$1.10

The following table summarizes the weighted average shares excluded from the calculation of the denominator for Diluted EPS due to their anti-dilutive effect for the periods indicated (in thousands):

	Quarter Ended		Nine Months Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Shares underlying stock options and stock unit awards	13	253	316	256
Total shares excluded due to anti-dilutive effect	13	253	316	256

(18) STOCKHOLDERS’ EQUITY

Stock Repurchase Program
On December 13, 2018, Ciena announced that its Board of Directors authorized a program to repurchase up to $500 million of Ciena’s common stock. The program may be modified, suspended, or discontinued at any time. Due to the continued uncertainty surrounding the duration and severity of potential macroeconomic impacts of COVID-19, Ciena considered it prudent to temporarily suspend purchases of its common stock under its stock repurchase program effective as of March 17, 2020. The reinstatement of the program and the amount and timing of repurchases are subject to a variety of factors including liquidity, cash flow, stock price, and general business and market conditions.
The following table summarizes activity of the stock repurchase program, reported based on trade date:

	Shares Repurchased	Weighted-Average Price per Share	Amount Repurchased (in thousands)
Cumulative balance at November 2, 2019	3,838,466	$39.10	$150,076
Repurchase of common stock under the stock repurchase program	1,872,446	39.81	74,535
Cumulative balance at August 1, 2020	5,710,912	$39.33	$224,611

The purchase price for the shares of Ciena’s stock repurchased is reflected as a reduction of common stock and additional paid-in capital.

Stock Repurchases Related to Stock Unit Award Tax Withholdings
Ciena repurchases shares of common stock to satisfy employee tax withholding obligations due on vesting of stock unit awards. The purchase price of $26.3 million for the shares of Ciena’s stock repurchased during the first nine months of fiscal 2020 is reflected as a reduction to stockholders’ equity. Ciena is required to allocate the purchase price of the repurchased shares as a reduction of common stock and additional paid-in capital.

(19) SHARE-BASED COMPENSATION EXPENSE

        At Ciena’s 2020 Annual Meeting of Stockholders on April 2, 2020, Ciena’s stockholders approved an amendment to Ciena's 2017 Omnibus Incentive Plan (the “2017 Plan”) to increase the number of shares available for issuance thereunder by 12.2 million shares, which became effective as of such date. As of August 1, 2020, the total number of shares authorized for issuance under the 2017 Plan is 21.1 million and approximately 14.8 million shares remained available for issuance thereunder.

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended		Nine Months Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Product costs	$960	$781	$2,458	$2,120
Service costs	1,007	783	2,885	2,460
Share-based compensation expense included in cost of goods sold	1,967	1,564	5,343	4,580
Research and development	4,286	3,560	12,957	11,034
Sales and marketing	5,180	4,192	15,057	12,323
General and administrative	5,940	5,813	17,442	16,416
Share-based compensation expense included in operating expense	15,406	13,565	45,456	39,773
Share-based compensation expense capitalized in inventory, net	(114)	(45)	39	93
Total share-based compensation	$17,259	$15,084	$50,838	$44,446

As of August 1, 2020, total unrecognized share-based compensation expense was approximately $125.6 million, which relates to unvested stock unit awards and is expected to be recognized over a weighted-average period of 1.54 years.

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
Ciena's long-lived assets, including equipment, building, furniture and fixtures, ROU assets, finite-lived intangible assets and maintenance spares, are not reviewed by Ciena's chief operating decision maker for purposes of evaluating performance and allocating resources. As of August 1, 2020, equipment, building, furniture and fixtures, net, totaled $267.0 million, and operating ROU assets totaled $48.6 million both of which support asset groups within Ciena’s four operating segments and unallocated selling and general and administrative activities. As of August 1, 2020, finite-lived intangible assets, goodwill and maintenance spares are assigned to asset groups within the following segments (in thousands):

	August 1, 2020
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total

Other intangible assets, net	$13,230	$—	$92,952	$—	$106,182
Goodwill	$65,532	$156,191	$89,049	$—	$310,772
Maintenance spares, net	$—	$—	$—	$62,491	$62,491

Segment Revenue

The table below sets forth Ciena’s segment revenue for the respective periods (in thousands):

	Quarter Ended		Nine Months Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Revenue:
Networking Platforms
Converged Packet Optical	$722,512	$724,245	$1,968,355	$1,897,080
Packet Networking	79,756	71,823	211,432	216,529
Total Networking Platforms	802,268	796,068	2,179,787	2,113,609

Platform Software and Services	46,422	37,312	143,295	114,139

Blue Planet Automation Software and Services	11,297	10,530	41,779	37,977

Global Services
Maintenance Support and Training	69,099	65,936	202,370	196,002
Installation and Deployment	39,798	39,802	108,994	111,746
Consulting and Network Design	7,828	10,958	27,452	30,671
Total Global Services	116,725	116,696	338,816	338,419

Consolidated revenue	$976,712	$960,606	$2,703,677	$2,604,144

Segment Profit (Loss)
Segment profit (loss) is determined based on internal performance measures used by Ciena’s chief executive officer to assess the performance of each operating segment in a given period. In connection with that assessment, the chief executive officer excludes the following items: selling and marketing costs; general and administrative costs; amortization of intangible assets; significant asset impairments and restructuring costs; acquisition and integration costs (recoveries); interest and other income, net; interest expense; loss on extinguishment and modification of debt and provision for income taxes.
The table below sets forth Ciena’s segment profit (loss) and the reconciliation to consolidated net income during the respective periods indicated (in thousands):

	Quarter Ended		Nine Months Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Segment profit (loss):
Networking Platforms	$262,801	$230,610	$642,057	$542,391
Platform Software and Services	24,299	14,251	74,918	47,192
Blue Planet Automation Software and Services	(5,316)	(8,222)	(12,828)	(16,210)
Global Services	52,676	47,833	151,744	142,515
Total segment profit	334,460	284,472	855,891	715,888
Less: Non-performance operating expenses
Selling and marketing	94,763	104,230	303,043	305,845
General and administrative	41,635	42,695	126,133	124,092
Amortization of intangible assets	5,840	5,529	17,532	16,586
Significant asset impairments and restructuring costs	6,515	5,355	14,798	11,696
Acquisition and integration costs (recoveries)	(2,329)	1,362	904	4,105
Add: Other non-performance financial items
Interest expense and other income, net	(7,019)	(8,354)	(22,713)	(23,257)
Loss on extinguishment and modification of debt	—	—	(646)	—
Less: Provision for income taxes	38,750	30,198	73,872	57,204
Consolidated net income	$142,267	$86,749	$296,250	$173,103

Entity-Wide Reporting
Ciena’s operating segments each engage in business across three geographic regions: Americas; EMEA; and APAC. Americas include activities in North America and South America (previously, CALA). The following table reflects Ciena’s geographic distribution of revenue principally based on the relevant location for Ciena’s delivery of products and performance of services. For the periods below, Ciena’s geographic distribution of revenue was as follows (in thousands):

	Quarter Ended		Nine Months Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Americas	713,340	656,261	1,937,725	1,788,234
EMEA	162,465	169,532	433,861	413,715
APAC	100,907	134,813	332,091	402,195
Total	$976,712	$960,606	$2,703,677	$2,604,144

Ciena’s revenue includes $647.0 million and $592.2 million of United States revenue for the third quarter of fiscal 2020 and 2019, respectively. For the nine months ended August 1, 2020 and August 3, 2019, United States revenue was $1.8 billion and $1.6 billion, respectively. No other country accounted for 10% or more of total revenue for the periods presented above.
The following table reflects Ciena’s geographic distribution of equipment, building, furniture and fixtures, net, and operating ROU assets, with any country accounting for at least 10% of total equipment, building, furniture and fixtures, net, and operating ROU assets specifically identified. Equipment, building, furniture and fixtures, net, and operating ROU assets attributable to geographic regions outside of the U.S. and Canada are reflected as “Other International.” For the periods below, Ciena’s geographic distribution of equipment, building, furniture and fixtures, net, and operating ROU assets was as follows (in thousands):

	August 1, 2020	November 2, 2019
Canada	$209,679	$211,901
United States	62,748	58,119
Other International	43,142	16,864
Total	$315,569	$286,884

For the periods below, the only customers that accounted for at least 10% of Ciena’s revenue were as follows (in thousands):

	Quarter Ended		Nine Months Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
AT&T	$114,963	n/a	$304,645	$297,049
Verizon	n/a	118,875	272,200	314,000
Web-scale provider	n/a	123,253	n/a	298,106
Total	$114,963	$242,128	$576,845	$909,155

n/a	Denotes revenue representing less than 10% of total revenue for the period

The Web-scale provider noted above contributed greater than 10% of total revenue for the first time in fiscal 2019 and purchased products from each of Ciena’s operating segments excluding Blue Planet Automation Software and Services. The other customers identified above purchased products and services from each of Ciena’s operating segments.

(21) COMMITMENTS AND CONTINGENCIES

Canadian Grant

During fiscal 2018, Ciena entered into agreements related to the Evolution of Networking Services through a Corridor in Quebec and Ontario for Research and Innovation (“ENCQOR”) project with the Canadian federal government, the government of the province of Ontario and the government of the province of Quebec to develop a 5G technology corridor between Quebec and Ontario to promote research and development, small business enterprises and entrepreneurs in Canada. Under these agreements, Ciena can receive up to an aggregate CAD$57.6 million (approximately $42.9 million) in reimbursement from the three Canadian government entities for eligible costs over a period commencing on February 20, 2017 and ending on March 31, 2022. Ciena anticipates receiving recurring disbursements over this period. Amounts received under the agreements are subject to recoupment in the event that Ciena fails to achieve certain minimum investment, employment and project milestones. As of August 1, 2020, Ciena has recorded CAD$37.0 million (approximately $27.6 million) in cumulative benefits as a reduction in research and development expense of which CAD$8.1 million ($6.0 million) was recorded in the first nine months of fiscal 2020. As of August 1, 2020, amounts receivable from this grant were CAD$7.0 million ($5.2 million).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report contains statements that discuss future events or expectations, projections of results of operations or financial condition, changes in the markets for our products and services, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “can,” “should,” “could,” “expects,” “future,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “projects,” “targets,” or “continue” or the negative of those words and other comparable words. These statements may relate to, among other things: our competitive landscape; market conditions and growth opportunities; factors impacting our industry and markets; factors impacting the businesses of our customers and their network architectures; adoption of next-generation network technology and software programmability and automation of networks; our strategy, including our research and development, supply chain and go-to-market initiatives; efforts to increase application of our solutions in customer networks and to increase the reach of our business into new or growing customer and geographic markets; our backlog and seasonality in our business; expectations for our financial results, revenue, gross margin, operating expense and key operating measures in future periods; the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements; business initiatives including information technology (IT) transitions or initiatives; the impact of the Tax Cuts and Jobs Act and changes in our effective tax rates; market risks associated with financial instruments and foreign currency exchange rates; and future responses to and effects of the COVID-19 pandemic on our business, operations, liquidity and financial results. These statements are subject to known and unknown risks, uncertainties and other factors, and actual events or results may differ materially due to factors such as:

•our ability to execute our business and growth strategies;
•fluctuations in our revenue, gross margin and operating results and our financial results generally;
•the loss of our customers, including the loss of a single large customer, a significant reduction in one or more customers’ spending, or a material change in their networking or procurement strategies;
•the duration and severity of the COVID-19 pandemic and the impact of countermeasures taken to mitigate its spread on macroeconomic conditions, economic activity, demand for our technology solutions, short- and long-term changes in customer or end user needs, continuity of supply chain, our ability to attract and retain personnel, our business operations, liquidity and financial results;
•the competitive environment in which we operate;
•market acceptance of products and services currently under development and delays in product or software development;
•lengthy sales cycles and onerous contract terms with communications service providers, Web-scale providers and other large customers;
•product performance or security problems and undetected errors;
•our ability to continue to diversify our customer base beyond our traditional customers and to broaden the application for our solutions in communications networks;
•the level of growth in network traffic and bandwidth consumption and the corresponding level of investment in network infrastructures by network operators;
•the international scale of our operations;
•fluctuations in currency exchange rates;
•our ability to forecast accurately demand for our products for purposes of inventory purchase practices;
•the impact of pricing pressure and price compression that we regularly encounter in our markets;
•our ability to enforce our intellectual property rights, and costs we may incur in connection with any disputes over intellectual property rights;
•the continued availability, on commercially reasonable terms, of software and other technology under third-party licenses;
•the potential failure to maintain the security of confidential, proprietary or otherwise sensitive business information or systems or to protect against cyber attacks;
•the performance of our third-party contract manufacturers;
•changes or disruption in components or supplies provided by third parties, including sole and limited source suppliers;
•our ability to manage effectively our relationships with third-party service partners and distributors;
•unanticipated risks and additional obligations in connection with our resale of complementary products or technology of other companies;
•our ability to grow and to maintain our new distribution relationships under which we will make available certain technology as a component;
•our exposure to the credit risks of our customers and our ability to collect receivables;

•modification or disruption of our internal business processes and information systems;
•the effect of our outstanding indebtedness on our liquidity and business;
•fluctuations in our stock price and our ability to access the capital markets to raise capital;
•unanticipated expenses or disruptions to our operations caused by facilities transitions or restructuring activities;
•our ability to attract and retain experienced and qualified personnel;
•disruptions to our operations caused by strategic acquisitions and investments or the inability to achieve the expected benefits and synergies of newly-acquired businesses;
•our ability to commercialize and to grow our software business and address networking strategies including software-defined networking and network function virtualization;
•changes in, and the impact of, government regulations, including with respect to: the communications industry generally; the business of our customers; the use, import or export of products; and the environment, potential climate change, and other social initiatives;
•the impact of the Tax Cuts and Jobs Act, future legislation or executive action in the U.S. relating to tax policy, changes in tax regulations and related accounting, and changes in our effective tax rates;
•future legislation or executive action in the U.S. or foreign countries relating to trade regulations, including the imposition of tariffs and duties or efforts to withdraw from or materially modify international trade agreements;
•factors beyond our control such as natural disasters, acts of war or terrorism, and public health emergencies, including the COVID-19 pandemic;
•the write-down of goodwill, long-lived assets, or our deferred tax assets;
•our ability to maintain effective internal controls over financial reporting and liabilities that result from the inability to comply with corporate governance requirements; and
•adverse results in litigation matters.

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

Impact of the COVID-19 Pandemic
        COVID-19 was declared a pandemic in March 2020 and continues to have a significant impact on the global economy, the industries and customers we serve and our operations. In response to the COVID-19 pandemic, we have prioritized the safety of our employees and business partners, while continuing to support the needs of our customers and communities during this unprecedented period.

Employees. We have implemented travel bans and restrictions, temporarily closed offices, and have required that the vast majority of our employees globally work from home on a regular basis. Given our long-standing practice of flexible working arrangements, our distributed workforce is accustomed to the digital platforms and virtual collaboration tools we use to maintain productivity and to remain in contact with one another and our business partners. For the small number of employees who need to be in offices, laboratory environments or at business partner sites to perform their roles, we are taking appropriate precautions to protect their health and safety. We have adopted new employee benefits and wellbeing initiatives to support our employees, including initiatives for those who are now working remotely. We also continue to hire and on-board new employees while operating primarily in a remote environment. We are proud of the way in which our employees have continued to productively execute on our innovation roadmap and operating goals, including achieving the commercial availability of our fifth-generation WaveLogic coherent modem technology. However, sustained limitations on the ability of our research and development employees to work in our facilities, including in Canada, India and the United States, as a result of restrictions imposed by governments, or us, could make it more difficult for them to collaborate as effectively, particularly in the development of new solutions.
Business & Operations. We have implemented business continuity plans designed to minimize potential business disruption from the COVID-19 pandemic and to protect our supply chain and customer fulfillment and support operations.
Demand for Products & Services. During the second quarter of fiscal 2020, we experienced higher than typical orders for our products and services among a concentrated set of larger customers with whom we had existing positions as a supplier. At that time, we believed that some portion of these orders likely reflected short-term purchasing behaviors based on customer-specific considerations in the face of the pandemic, including: customer concerns about future continued availability of supply; implementation of customer business continuity actions; our desire for increased visibility into expected demand; customer consumption of their existing inventory or spare equipment; additional network capacity requirements; acceleration of capital spending; and, possibly, increased bandwidth demands being placed on networks due to the pandemic. During the third quarter of fiscal 2020, our order volumes declined significantly from the previous quarter, particularly within our communications service provider and cable operator customers, in the face of continued economic uncertainty stemming from COVID-19. With respect to these customer segments in particular, we believe that this greater capital expenditure restraint stems from the deferral or re-prioritization of certain new network initiatives and continued uncertainty associated with the impact of the pandemic and economic uncertainty upon their enterprise business segments. As a result, our quarterly order volumes were meaningfully below revenue during the third quarter of fiscal 2020, challenging our visibility and the outlook for our orders and revenue in future periods. In the near-term, we expect this more cautious spending environment to continue into the fourth quarter of fiscal 2020 and, likely, periods thereafter in fiscal 2021. We expect these conditions to continue to adversely affect our order volumes and to adversely impact revenue in the short term, with revenue for our fourth fiscal quarter expected to decline meaningfully on a sequential and year-over-year basis. Over the longer term, we continue to believe that the unique and increased demands placed on network infrastructures as a result of the COVID-19 pandemic, and the related increase in remote working worldwide, have accelerated certain trends, including cloud network adoption, networking resilience and flexibility, and enhanced network automation. We believe that we are well positioned competitively to capitalize on the opportunities that we expect to be presented by these dynamics.

Supply Chain. We rely on third-party manufacturing operations in Mexico, Thailand, the United States and Canada. We also rely on a global component supply network involving many vendors and countries throughout the world. During the second quarter of fiscal 2020, some of our component suppliers – particularly those with facilities in China and Malaysia – experienced challenges related to COVID-19 that resulted in temporary closures or reductions of supply capacity. Although in many cases we were able to overcome these conditions through execution of our mitigation planning, supply chain disruptions negatively impacted our revenue for the second quarter of fiscal 2020. During the third quarter of fiscal 2020, we took a number of steps, some of which remain ongoing, including multi-sourcing and pre-ordering components and finished goods inventory, in an effort to reduce the impact of the adverse supply chain conditions that we experienced. As a result of these actions, and generally improved conditions with our suppliers or the geographies in which they operate, supply chain related challenges to our operations abated in the third quarter of fiscal 2020 and were not material to revenue. However, there can be no assurance that supply chain disruptions related to COVID-19 will not continue, or worsen, in the future.
Services and Customer Fulfillment. We have experienced some disruption in our ability to provide installation, professional and fulfillment services to customers due to site access limitations, limited customer availability, project delays or re-prioritization by customers, and travel bans or restrictions on movement or gatherings, which adversely impacted revenue, particularly in the second quarter of fiscal 2020. These conditions have also made it more challenging to execute and adversely impacted the timing of customer plans to operationalize newer projects and recent customer design wins, primarily in international markets. We expect these conditions to persist in the short-term, adversely impacting our revenue and results of operations. We continue to take steps and work with customers to ensure their business needs are supported, while protecting the health and safety of our employees, customers and business partners. However, should restrictions or disruptions of transportation persist or worsen, such as through reduced availability of air transport, port closures, or increased border controls or closures, our business, operations and ability to meet customer demand could be materially adversely affected.

Sales & Marketing. The competitive nature of our business depends on our ability to conduct sales and marketing activities with our customers. For instance, in the past few years, our ability to be first to market with leading networking solutions, and to conduct sales and marketing activities around these new technology offerings, has had a significant impact on our revenue and growth. In the first half of fiscal 2020, we were the first to market with 800 gigabit technology with our fifth-generation WaveLogic® coherent modem technology. Restrictions on travel due to COVID-19 and limitations on interactions with customers, such as field and lab trials, have negatively impacted our ability to carry out certain sales and marketing activities, including our ability to secure new customers, to qualify and sell new products, and to grow sales with customers. This is particularly the case where we do not have longer-standing supply relationships, such as within international markets and for our Blue Planet Automation Software & Services segment and our Packet Networking product line.

Market Conditions. As a result of continued economic uncertainty stemming from the pandemic, during the third quarter of fiscal 2020 we experienced a significant reduction in our order volumes, as compared to our revenue, and a reduction in our short-term outlook for our orders and revenue. We believe that ongoing concerns relating to the pandemic, and its impact on the enterprise business segments of our communications service provider and cable operator customers, continue to adversely impact the velocity of business in general, with a particular impact on customer willingness and ability to initiate new network projects. For example, our service provider customers rely in part upon the sale of services to consumers and enterprises, including those in the retail, entertainment, and travel industries, which have been acutely impacted by the negative economic effects of the COVID-19 pandemic. Similarly, certain of our Web-scale customers have business models that heavily rely upon advertising revenue from enterprises, including those in industries acutely affected by the COVID-19 pandemic. We believe customers are exercising greater restraint in networking projects, including data centers, and are also more carefully prioritizing where and when to add network capacity. Delays in operationalizing new network projects that we anticipated occurring on their original timelines have also adversely affected our expectations for revenue in the future. Conversely, our recent gross margin performance has benefited from these dynamics, with a larger percentage of our revenue comprised of existing business, as compared to new design wins and early in life projects, which tend to have lower margins. As a result of these dynamics, we expect the growth rates in our addressable markets to slow and the overall market growth to be flat to down in 2020 as compared to 2019, which we expect to adversely impact our revenue in the near term. We expect these market dynamics, including constrained customer spending and the decreased velocity of new business execution, to persist through the fourth quarter of fiscal 2020 and, likely, periods thereafter in fiscal 2021.

Liquidity & Balance Sheet. As of the end of the third quarter of fiscal 2020, we had $1.2 billion in cash and short-term investments. We believe our strong liquidity and balance sheet position is an important competitive differentiator at this time. It enables us to continue to invest in innovation, ensure a strong inventory position to support customers and provide for working capital needs. We regularly evaluate our liquidity position, debt obligations, and anticipated cash needs to fund our operating or investment plans, and may consider capital raising and other market opportunities that may be available to us. In light of the uncertainty surrounding the duration and severity of potential macroeconomic impacts of COVID-19, on March 17, 2020 we temporarily suspended purchases of our common stock under our stock repurchase program and have reallocated our investments principally to U.S. government-backed funds.
Community. Our global workforce has undertaken a range of volunteering and charitable actions to support our neighbors, communities and front-line health care workers during this challenging time. We have enhanced by three times our corporate charitable matching program for employee donations and volunteering, and our employees have volunteered their time in important ways during this crisis. For example, we have donated personal protective equipment and have been 3-D printing and designing face shields and components for health care workers.
The COVID-19 pandemic and resulting countermeasures taken to contain its spread have caused economic and financial disruptions globally. We continue to monitor the situation and actively assess further implications to our business, supply chain, fulfillment operations and customer demand. However, the COVID-19 situation remains dynamic, and the duration and severity of its impact on our business and results of operations in future periods remains uncertain. If the COVID-19 pandemic or its adverse effects become more severe or prevalent or are prolonged in the locations where we, our customers, suppliers or manufacturers conduct business, or we experience more pronounced disruptions in our operations, or in economic activity and demand generally, our business and results of operations in future periods could be materially adversely affected.
Investment in Adaptive Network Offerings and 5G Innovation
We have continued to use our significant research and development investment capacity to push the pace of innovation in our markets and provide offerings that promote our Adaptive Network vision through further advances in programmable hardware, analytics, and control and automation. In the third quarter of fiscal 2020, our fifth-generation WaveLogic coherent modem technology, which is capable of delivering 800 gigabits of capacity per second over a single wavelength, became widely commercially available on our Converged Packet Optical platforms.
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

Quarter ended August 1, 2020 compared to the quarter ended August 3, 2019
Revenue
During the third quarter of fiscal 2020, approximately 14.9% of our revenue was non-U.S. Dollar-denominated, primarily including sales in Euros, Canadian Dollars, Brazilian Reais, British Pounds, and Indian Rupees. During the third quarter of fiscal 2020, as compared to the third quarter of fiscal 2019, the U.S. Dollar generally strengthened against these currencies. Consequently, our revenue reported in U.S. Dollars was reduced slightly by approximately $7.5 million, or 0.8%, as compared to the third quarter of fiscal 2019. The table below sets forth the changes in our operating segment revenue for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	August 1, 2020	%*	August 3, 2019	%*	Increase (decrease)	%**
Revenue:
Networking Platforms
Converged Packet Optical	$722,512	74.0	$724,245	75.4	$(1,733)	(0.2)
Packet Networking	79,756	8.1	71,823	7.5	7,933	11.0
Total Networking Platforms	802,268	82.1	796,068	82.9	6,200	0.8

Platform Software and Services	46,422	4.8	37,312	3.9	9,110	24.4

Blue Planet Automation Software and Services	11,297	1.1	10,530	1.1	767	7.3

Global Services
Maintenance Support and Training	69,099	7.1	65,936	6.9	3,163	4.8
Installation and Deployment	39,798	4.1	39,802	4.1	(4)	—
Consulting and Network Design	7,828	0.8	10,958	1.1	(3,130)	(28.6)
Total Global Services	116,725	12.0	116,696	12.1	29	—

Consolidated revenue	$976,712	100.0	$960,606	100.0	$16,106	1.7
_____________________________
* Denotes % of total revenue
** Denotes % change from 2019 to 2020

•Networking Platforms segment revenue increased, reflecting a product line sales increase of $7.9 million of our Packet Networking products, partially offset by a product line sales decrease of $1.7 million of our Converged Packet Optical products.
◦Packet Networking sales increased, primarily reflecting sales increases of $18.1 million of our 3000 and 5000 families of service delivery and aggregation switches to enterprise customers, cable and multiservice operators, and communications service providers. These sales increases were partially offset by a sales decrease of $9.9 million of our 6500 Packet Transport System (PTS) to communications service providers.
◦Converged Packet Optical sales decreased, primarily reflecting sales decreases of $34.5 million of our 6500 Packet-Optical Platform to communications service providers and Web-scale providers. This sales decrease was partially offset by a sales increase of $32.6 million of our Waveserver products primarily to communications service providers and Web-scale providers.
•Platform Software and Services segment revenue increased, reflecting increases of $5.0 million related to services and $4.1 million in software sales.
•Blue Planet Automation Software and Services segment revenue increased, reflecting an increase of $2.7 million in software services, partially offset by a decrease of $1.9 million of software platforms. Our entrance into the software automation market is in the early stages and, as such, revenue from our Blue Planet Automation Software platform has not been significant to date.
•Global Services segment revenue slightly increased, primarily reflecting a sales increase of $3.2 million of our maintenance support and training, partially offset by a sales decrease of $3.1 million of our consulting and network design services, in part due to impacts of COVID-19 as described above.

        Our operating segments engage in business and operations across three geographic regions: Americas; EMEA; and APAC. As discussed in Note 3, effective the beginning of fiscal 2020, our Global Sales and Marketing organization combined our previous North America and CALA regions into a new Americas sales region. The decrease in our EMEA region for the quarter ended August 1, 2020 was primarily driven by decreased sales in the United Kingdom. The decrease in our APAC region for the third quarter of fiscal 2020 was primarily driven by decreased sales in India and Japan. The following table reflects our geographic distribution of revenue principally based on the relevant location for our delivery of products and performance of services. Our revenue, when considered by geographic distribution, can fluctuate significantly, and the timing of revenue recognition for large network projects, particularly outside of the United States, can result in large variations in geographic revenue results in any particular period. The table below sets forth the changes in geographic distribution of revenue for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	August 1, 2020	%*	August 3, 2019	%*	Increase (decrease)	%**
Americas	$713,340	73.0	$656,261	68.3	$57,079	8.7
EMEA	162,465	16.6	169,532	17.6	(7,067)	(4.2)
APAC	100,907	10.4	134,813	14.1	(33,906)	(25.2)
Total	$976,712	100.0	$960,606	100.0	$16,106	1.7
_____________________________________
* Denotes % of total revenue
** Denotes % change from 2019 to 2020
•Americas revenue increased, primarily reflecting sales increases of $45.6 million within our Networking Platforms segment, $5.1 million within our Platform Software and Services segment and $6.4 million in our Global Services segment. The increase within our Networking Platforms segment reflects a product line sales increase of $40.2 million of Converged Packet Optical products, primarily related to sales increases of $31.0 million of our Waveserver products and $9.6 million of our 6500 Packet-Optical Platform. Our Waveserver sales increase primarily reflects increased sales to Web-scale customers and communications service providers. Our 6500 Packet-Optical Platform sales increase primarily reflects increased sales to cable and multiservice providers.
•EMEA revenue decreased, primarily reflecting decreases of $5.9 million within our Networking Platforms segment and $3.7 million within our Global Services segment, partially offset by an increase of $2.3 million in our Platform Software and Services segment. The revenue decrease within our Networking Platforms segment reflects a product line sales decrease of $9.7 million of Converged Packet Optical products, primarily related to sales decreases of $8.2 million of our 6500 Packet-Optical Platform and $1.3 million of our Waveserver products.
•APAC revenue decreased, primarily reflecting decreases of $33.5 million within our Networking Platforms segment and $2.7 million of our Global Services segment, partially offset by a sales increase of $1.8 million within our Platform Software and Services segment. Our Networking Platforms segment revenue decrease primarily reflects a decrease of $35.9 million in sales of our 6500 Packet-Optical Platform primarily to communications service providers in India and Japan, partially offset by an increase of $2.9 million in sales of our Waveserver products, primarily to Web-scale providers.

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
The tables below set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	August 1, 2020	%*	August 3, 2019	%*	Increase (decrease)	%**
Total revenue	$976,712	100.0	$960,606	100.0	$16,106	1.7
Total cost of goods sold	512,031	52.4	536,254	55.8	(24,223)	(4.5)
Gross profit	$464,681	47.6	$424,352	44.2	$40,329	9.5
_____________________________________
* Denotes % of total revenue
** Denotes % change from 2019 to 2020

	Quarter Ended
	August 1, 2020	%*	August 3, 2019	%*	Increase (decrease)	%**
Product revenue	$819,022	100.0	$810,588	100.0	$8,434	1.0
Product cost of goods sold	436,227	53.3	454,921	56.1	(18,694)	(4.1)
Product gross profit	$382,795	46.7	$355,667	43.9	$27,128	7.6
_____________________________________
* Denotes % of product revenue
** Denotes % change from 2019 to 2020

	Quarter Ended
	August 1, 2020	%*	August 3, 2019	%*	Increase (decrease)	%**
Service revenue	$157,690	100.0	$150,018	100.0	$7,672	5.1
Service cost of goods sold	75,804	48.1	81,333	54.2	(5,529)	(6.8)
Service gross profit	$81,886	51.9	$68,685	45.8	$13,201	19.2
_____________________________________
* Denotes % of services revenue
** Denotes % change from 2019 to 2020

•Gross profit as a percentage of revenue increased, as our gross margin benefited significantly from a favorable mix of customers and product lines that we believe to be a short-term effect due to COVID-19 related factors, and, to a lesser extent, continued improvement in our service margin. Due to the impact of COVID-19 and related restrictions on sales and marketing activities described in “Overview” above, during the second and third quarters of fiscal 2020, a higher proportion of our revenue consisted of sales of existing technology offerings deployed in the networks of existing customers, as compared to sales to new customers, early stage network deployments for recent design wins, or the introduction of new platforms, which tend to carry lower margins. We expect our gross margins to reduce from these elevated short-term levels as some of the pandemic’s impacts on new business lessen and our overall revenue resumes a more typical composition of revenue from existing and new business. A key part of our ongoing strategy is to leverage our technology leadership, displace competitors and capture additional market share. These efforts to expand our customer base or market share have in prior periods adversely affected our gross margin as a result of the more aggressive pricing, commercial concessions and other unfavorable terms often required to be successful within these competitive dynamics. Our mix of revenues from such new wins or early stage deployments can adversely impact gross margins in a particular period. The longer term intent of this strategy is to continue to improve our margins over time, as we sell channel cards adding capacity or services to networks, maintenance services, and other higher margin products.
•Gross profit on products as a percentage of product revenue increased, primarily due to a favorable mix of customers and product lines, as described above, and continued product cost reductions, partially offset by market-based price compression we encountered during the period.
•Gross profit on services as a percentage of services revenue increased, primarily due to a higher concentration of revenue from maintenance service contracts with relatively low incremental costs, and fewer early stage network deployment activities due to the impact of COVID-19.
Operating Expense
Operating expense consists of the component elements described below.

•Research and development expense primarily consists of salaries and related employee expense (including share-based compensation expense), prototype costs relating to design, development, product testing, depreciation expense, and third-party consulting costs.

•Selling and marketing expense primarily consists of salaries, commissions and related employee expense (including share-based compensation expense) and sales and marketing support expense, including travel, demonstration units, trade show expense, and third-party consulting costs.

•General and administrative expense primarily consists of salaries and related employee expense (including share-based compensation expense) and costs for third-party consulting and other services.

•Amortization of intangible assets primarily reflects the amortization of both purchased technology and the value of customer relationships derived from our acquisitions.

•Significant asset impairments and restructuring costs primarily reflect actions we have taken to improve the alignment of our workforce, facilities and operating costs with perceived market opportunities, business strategies, changes in market and business conditions, the redesign of certain business processes and significant impairments of assets.

•Acquisition and integration costs (recoveries) consist of expenses for financial, legal and accounting advisors, severance and other employee-related costs associated with our acquisitions of DonRiver and Centina, including costs and recoveries of acquisition consideration associated with a three-year earn-out arrangement related to the DonRiver acquisition.

During the third quarter of fiscal 2020, approximately 50.5% of our operating expense was non-U.S. Dollar-denominated, including expenses in Canadian Dollars, Indian Rupees and British Pounds. During the third quarter of fiscal 2020 as compared to the third quarter of fiscal 2019, the U.S. Dollar generally strengthened against these currencies. Consequently, our operating expense reported in U.S. Dollars was reduced slightly by approximately $3.6 million, or 1.3%, as compared to the third quarter of fiscal 2019, due to the strengthening U.S. Dollar, net of hedging. The table below sets forth the changes in operating expense for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	August 1, 2020	%*	August 3, 2019	%*	Increase (decrease)	%**
Research and development	$130,221	13.3	$139,880	14.6	$(9,659)	(6.9)
Selling and marketing	94,763	9.7	104,230	10.9	(9,467)	(9.1)
General and administrative	41,635	4.3	42,695	4.4	(1,060)	(2.5)
Amortization of intangible assets	5,840	0.6	5,529	0.6	311	5.6
Significant asset impairments and restructuring costs	6,515	0.7	5,355	0.6	1,160	21.7
Acquisition and integration costs (recoveries)	(2,329)	(0.2)	1,362	0.1	(3,691)	(271.0)
Total operating expenses	$276,645	28.4	$299,051	31.2	$(22,406)	(7.5)
_____________________________________

* Denotes % of total revenue
** Denotes % change from 2019 to 2020
•Research and development expense benefited from $2.2 million as a result of foreign exchange rates, net of hedging, primarily due to a stronger U.S. Dollar in relation to the Canadian Dollar and Indian Rupee. Including the effect of foreign exchange rates, net of hedging, research and development expense decreased by $9.7 million. This decrease primarily reflects decreases in employee and compensation costs, facility and information technology costs, and travel and entertainment costs due to COVID-19, partially offset by increases in professional services and technology and related costs.
•Selling and marketing expense benefited from $1.0 million as a result of foreign exchange rates, primarily due to a stronger U.S. Dollar in relation to the Brazilian Reais, Indian Rupee, and Canadian Dollar. Including the effect of foreign exchange rates, sales and marketing expenses decreased by $9.5 million. This decrease primarily reflects decreases in travel and entertainment costs due to restrictions on travel and limitations on our interactions with customers as a result of COVID-19.
•General and administrative expense decreased by $1.1 million. This decrease primarily reflects a decrease in employee and compensation costs, partially offset by an increase in bad debt expense.
•Amortization of intangible assets slightly increased due to additional intangibles acquired in connection with our acquisition of Centina in the first quarter of fiscal 2020.
•Significant asset impairments and restructuring costs reflect global workforce reductions as part of a business optimization strategy to improve gross margin, constrain operating expense, and redesign certain business processes.
•Acquisition and integration costs (recoveries) primarily reflect recoveries of acquisition consideration associated with a three-year earn-out arrangement related to the DonRiver acquisition.
Other Items
The table below sets forth the changes in other items for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	August 1, 2020	%*	August 3, 2019	%*	Increase (decrease)	%**
Interest and other income, net	$232	0.0	$1,050	0.1	$(818)	(77.9)
Interest expense	$7,251	0.7	$9,404	1.0	$(2,153)	(22.9)
Provision for income taxes	$38,750	4.0	$30,198	3.1	$8,552	28.3
_____________________________________
* Denotes % of total revenue
** Denotes % change from 2019 to 2020
•Interest and other income, net primarily reflects lower interest income due to reduced interest rates on our investments, partially offset by the impact of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity.
•Interest expense decreased, primarily due to a reduction of LIBOR rates impacting our New 2025 Term Loan.
•Provision for income taxes increased, due to higher earnings for the third quarter of fiscal 2020. The effective tax rate for the third quarter of fiscal 2020 was lower compared to the third quarter of fiscal 2019, primarily due to reduced BEAT.

Nine months ended August 1, 2020 compared to the nine months ended August 3, 2019

Revenue
During the first nine months of fiscal 2020, approximately 15.8% of our revenue was non-U.S. Dollar-denominated, including sales in Euros, Canadian Dollars, Japanese Yen, Brazilian Reais, British Pounds, Indian Rupees and United Arab Emirates Dirham. During the first nine months of fiscal 2020, as compared to the first nine months of fiscal 2019, the U.S. Dollar generally strengthened against these currencies. Consequently, our revenue reported in U.S. Dollars was reduced by approximately $13.5 million or 0.5%. The table below sets forth the changes in our operating segment revenue for the periods indicated (in thousands, except percentage data):

	Nine Months Ended
	August 1, 2020	%*	August 3, 2019	%*	Increase (decrease)	%**
Revenue:
Networking Platforms
Converged Packet Optical	$1,968,355	72.8	$1,897,080	72.8	71,275	3.8
Packet Networking	211,432	7.8	216,529	8.3	(5,097)	(2.4)
Total Networking Platforms	2,179,787	80.6	2,113,609	81.1	66,178	3.1

Platform Software and Services	143,295	5.3	114,139	4.4	29,156	25.5

Blue Planet Automation Software and Services	41,779	1.6	37,977	1.5	3,802	10.0

Global Services
Maintenance Support and Training	202,370	7.5	196,002	7.5	6,368	3.2
Installation and Deployment	108,994	4.0	111,746	4.3	(2,752)	(2.5)
Consulting and Network Design	27,452	1.0	30,671	1.2	(3,219)	(10.5)
Total Global Services	338,816	12.5	338,419	13.0	397	0.1

Consolidated revenue	$2,703,677	100.0	$2,604,144	100.0	$99,533	3.8
_____________________________
* Denotes % of total revenue
** Denotes % change from 2019 to 2020

•Networking Platforms segment revenue increased, primarily reflecting a product line sales increase of $71.3 million of our Converged Packet Optical products, partially offset by a product line sales decrease of $5.1 million of our Packet Networking products.
◦Converged Packet Optical sales increased, reflecting an increase of $39.4 million of our Waveserver products, which benefited from increased sales to cable and multiservice operators and communications service providers, partially offset by decreased sales to Web-scale providers, and a $24.5 million sales increase of our 5430 Reconfigurable Switching Systems to communications service providers.
◦Packet Networking sales decreased, primarily reflecting a sales decrease of $35.5 million of our 6500 Packet Transport System (PTS) to communications service providers. These sales decreases were partially offset by a sales increase of $32.4 million of our 3000 and 5000 families of service delivery and aggregation switches to enterprise customers and cable and multiservice operators.
•Platform Software and Services segment revenue increased, reflecting increases of $18.9 million in software sales and $10.3 million primarily related to services to communications service providers.
•Blue Planet Automation Software and Services segment revenue increased, reflecting an increase of $6.5 million in software services, partially offset by a decrease in software sales of $2.7 million. Our entrance into the software automation market is in the early stages and, as such, revenue from our Blue Planet Automation Software platform has not been significant to date.
•Global Services segment revenue slightly increased, primarily reflecting a sales increase of $6.4 million of our maintenance support and training partially offset by sales decreases of $3.2 million of our consulting and network design services and $2.8 million of our installation and deployment services.

The following table reflects our geographic distribution of revenue principally based on the relevant location for our delivery of products and performance of services. Our revenue, particularly when considered by geographic distribution, can fluctuate significantly, and the timing of revenue recognition for large network projects, particularly outside of Americas, can result in large variations in geographic revenue results in any particular quarter. The increase in our EMEA region for the nine months ended August 1, 2020 was primarily driven by increased sales in the Netherlands, the United Arab Emirates and France,

partially offset by decreased sales in the United Kingdom. The decrease in our APAC region for the nine months ended August 1, 2020 was primarily driven by decreased sales in India, Japan and South Korea, partially offset by increased sales in Singapore. The table below sets forth the changes in geographic distribution of revenue for the periods indicated (in thousands, except percentage data):

	Nine Months Ended
	August 1, 2020	%*	August 3, 2019	%*	Increase (decrease)	%**
Americas	$1,937,725	71.7	$1,788,234	68.7	$149,491	8.4
EMEA	433,861	16.0	413,715	15.9	20,146	4.9
APAC	332,091	12.3	402,195	15.4	(70,104)	(17.4)
Total	$2,703,677	100.0	$2,604,144	100.0	$99,533	3.8
_____________________________________
* Denotes % of total revenue
** Denotes % change from 2019 to 2020

•Americas revenue increased, primarily reflecting sales increases of $114.3 million within our Networking Platforms segment, $22.0 million within our Platform Software and Services segment and $16.9 million within our Global Services segment. These sales increases were partially offset by a sales decrease of $3.8 million within our Blue Planet Automation Software and Services segment. Our Networking Platforms segment revenue increase reflects a product line sales increase of $123.4 million of Converged Packet Optical products, partially offset by a decrease of $9.1 million of Packet Networking products. Our Converged Packet Optical revenue increase primarily reflects sales increases of $81.8 million of our 6500 Packet-Optical Platform, $20.5 million of our Waveserver products and $16.9 million of our 5430 Reconfigurable Switching Systems. Our 6500 Packet-Optical Platform revenue increase primarily reflects increased sales to cable and multiservice operators, government customers and communications service providers. Our Waveserver sales increase reflects increased sales to cable and multiservice operators and communications service providers, partially offset by a decrease in sales to Web-scale providers. Our 5430 Reconfigurable Switching Systems sales increase primarily reflect increased sales to communications service providers.
•EMEA revenue increased, primarily reflecting increases of $25.2 million within our Networking Platforms segment and $2.9 million within our Platform Software and Services segment, partially offset by a decrease of $8.9 million within our Global Services segment. Our Networking Platforms segment revenue increase reflects a product line sales increase of $20.5 million of Converged Packet Optical products, primarily related to sales increases of $9.5 million of our 6500 Packet-Optical Platform to Web-scale providers and communications service providers, $7.9 million of our 5430 Reconfigurable Switching Systems to communications service providers and $4.7 million of our Waveserver products to communications service providers.
•APAC revenue decreased, primarily reflecting decreases of $73.4 million within our Networking Platforms segment and $7.6 million of our Global Services segment. These decreases were partially offset by sales increases of $6.7 million within our Blue Planet Automation Software and Services segment and $4.2 million within our Platform Software and Services segment. Our Networking Platforms segment revenue decrease primarily reflects a decrease of $87.2 million in sales of our 6500 Packet-Optical Platform to communications service providers in India and Japan, partially offset by an increase of $14.2 million in sales of our Waveserver products primarily to Web-scale providers.

Cost of Goods Sold and Gross Profit

The tables below set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated (in thousands, except percentage data):

	Nine Months Ended
	August 1, 2020	%*	August 3, 2019	%*	Increase (decrease)	%**
Total revenue	$2,703,677	100.0	$2,604,144	100.0	$99,533	3.8
Total cost of goods sold	1,455,135	53.8	1,481,774	56.9	(26,639)	(1.8)
Gross profit	$1,248,542	46.2	$1,122,370	43.1	$126,172	11.2
_____________________________________

* Denotes % of total revenue
** Denotes % change from 2019 to 2020

	Nine Months Ended
	August 1, 2020	%*	August 3, 2019	%*	Increase (decrease)	%**
Product revenue	$2,246,129	100.0	$2,163,808	100.0	$82,321	3.8
Product cost of goods sold	1,230,378	54.8	1,246,413	57.6	(16,035)	(1.3)
Product gross profit	$1,015,751	45.2	$917,395	42.4	$98,356	10.7
_____________________________________
* Denotes % of product revenue
** Denotes % change from 2019 to 2020

	Nine Months Ended
	August 1, 2020	%*	August 3, 2019	%*	Increase (decrease)	%**
Service revenue	$457,548	100.0	$440,336	100.0	$17,212	3.9
Service cost of goods sold	224,757	49.1	235,361	53.5	(10,604)	(4.5)
Service gross profit	$232,791	50.9	$204,975	46.5	$27,816	13.6
_____________________________________
* Denotes % of services revenue
** Denotes % change from 2019 to 2020
•Gross profit as a percentage of revenue increased, as our gross margin benefited significantly from a favorable mix of customers and product lines that we believe to be a short-term effect due to COVID-19 related factors, and, to a lesser extent, continued improvement in our service margin. Due to the impact of COVID-19 and related restrictions on sales and marketing activities described in “Overview” above, during the second and third quarters of fiscal 2020, a higher proportion of our revenue consisted of sales of existing technology offerings deployed in the networks of existing customers, as compared to sales to new customers, early stage network deployments for recent design wins, or the introduction of new platforms.
•Gross profit on products as a percentage of product revenue increased, primarily due to a favorable mix of customers and product lines as described above, and product cost reductions, partially offset by market-based price compression we encountered during the period.
•Gross profit on services as a percentage of services revenue increased, due to a higher concentration of revenue from maintenance service contracts with relatively low incremental costs, and fewer early stage network deployment activities due to the impact of COVID-19.
Operating Expense
During the first nine months of fiscal 2020, approximately 50.7% of our operating expense was non-U.S. Dollar-denominated, including Canadian Dollars, Indian Rupees, British Pounds, and Euros. Consequently, our operating expense reported in U.S. Dollars was reduced by approximately $7.3 million, or 0.9%, during the first nine months of fiscal 2020 as compared to the first nine months of fiscal 2019, due to the strengthening U.S. Dollar, net of hedging. The table below sets forth the changes in operating expense for the periods indicated (in thousands, except percentage data):

	Nine Months Ended
	August 1, 2020	%*	August 3, 2019	%*	Increase (decrease)	%**
Research and development	$392,651	14.5	$406,482	15.6	$(13,831)	(3.4)
Selling and marketing	303,043	11.2	305,845	11.7	(2,802)	(0.9)
General and administrative	126,133	4.7	124,092	4.8	2,041	1.6
Amortization of intangible assets	17,532	0.6	16,586	0.6	946	5.7
Significant asset impairments and restructuring costs	14,798	0.5	11,696	0.4	3,102	26.5
Acquisition and integration costs (recoveries)	904	—	4,105	0.2	(3,201)	(78.0)
Total operating expenses	$855,061	31.5	$868,806	33.3	$(13,745)	(1.6)
_____________________________________
* Denotes % of total revenue
** Denotes % change from 2019 to 2020
•Research and development expense benefited from $2.9 million as a result of foreign exchange rates, net of hedging, primarily due to a stronger U.S. Dollar in relation to the Canadian Dollar and Indian Rupee. Including the effect of foreign exchange rates, net of hedging, research and development expenses decreased by $13.8 million. This decrease primarily reflects decreases in employee and compensation costs, facility and information technology costs, professional services, and travel and entertainment costs as a result of COVID-19, partially offset by an increase of technology and related costs.
•Selling and marketing expense benefited from $3.2 million as a result of foreign exchange rates, primarily due to a stronger U.S. Dollar in relation to the Euro, Brazilian Reais, Canadian Dollar and Australian Dollar. Including the effect of foreign exchange rates, net of hedging, sales and marketing expense decreased by $2.8 million. This decrease primarily reflects decreases in travel and entertainment costs due to restrictions on travel as a result of COVID-19 partially offset an increase in employee and compensation costs.
•General and administrative expense benefited from $1.2 million as a result of foreign exchange rates, primarily due to a stronger U.S. Dollar in relation to the Indian Rupee and Brazilian Reais. Including the effect of foreign exchange rates, general and administrative expenses increased by $2.0 million. This increase primarily reflects an increase in bad debt expense, partially offset by decreases in employee and compensation costs and travel and entertainment costs.
•Amortization of intangible assets increased due to additional intangibles acquired in connection with our acquisition of Centina in the first quarter of fiscal 2020.
•Significant asset impairments and restructuring costs reflect global workforce reductions as part of a business optimization strategy to improve gross margin, constrain operating expense, and redesign certain business processes.
•Acquisition and integration costs (recoveries) reflect employment-related costs and recoveries of acquisition consideration associated with a three-year earn-out arrangement related to the DonRiver acquisition and, legal, employee-related and other costs related to our acquisition of Centina in the first quarter of fiscal 2020.
Other items
The table below sets forth the changes in other items for the periods indicated (in thousands, except percentage data):

	Nine Months Ended
	August 1, 2020	%*	August 3, 2019	%*	Increase (decrease)	%**
Interest and other income, net	$1,213	—	$5,059	0.2	$(3,846)	(76.0)
Interest expense	$23,926	0.9	$28,316	1.1	$(4,390)	(15.5)
Loss on extinguishment and modification of debt	$646	—	$—	—	$646	100.0
Provision for income taxes	$73,872	2.7	$57,204	2.2	$16,668	29.1
_____________________________________
* Denotes % of total revenue
** Denotes % change from 2019 to 2020

•Interest and other income, net primarily reflects lower interest income due to reduced interest rates on our investments, partially offset by the impact of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity.
•Interest expense decreased, primarily due to a reduction of LIBOR rates impacting our 2025 Term Loan.
•Loss on extinguishment and modification of debt reflects the refinance of our Old 2025 Term Loan into our New 2025 Term Loan in the first quarter of fiscal 2020.
•Provision for income taxes increased, due to higher earnings for the first nine months of fiscal 2020. The effective tax rate for the first nine months of fiscal 2020 was lower compared to the first nine months of fiscal 2019, primarily due to reduced BEAT and the effect of the final regulations released on December 2, 2019.

Segment Profit (Loss)

The table below sets forth the changes in our segment profit (loss) for the respective periods (in thousands, except percentage data):

	Quarter Ended
	August 1, 2020	August 3, 2019	Increase (decrease)	%*
Segment profit (loss):
Networking Platforms	$262,801	$230,610	$32,191	14.0
Platform Software and Services	$24,299	$14,251	$10,048	70.5
Blue Planet Automation Software and Services	$(5,316)	$(8,222)	$2,906	(35.3)
Global Services	$52,676	$47,833	$4,843	10.1
_____________________________________
* Denotes % change from 2019 to 2020

•Networking Platforms segment profit increased, primarily due to higher gross margin and higher sales volume as described above, and lower research and development costs.
•Platform Software and Services segment profit increased, primarily due to higher sales volume as described above.
•Blue Planet Automation Software and Services segment loss decreased, primarily due to improved gross margin, higher sales volume and lower research and development costs.
•Global Services segment profit increased, primarily due to improved gross margin, as described above.

	Nine Months Ended
	August 1, 2020	August 3, 2019	Increase (decrease)	%*
Segment profit:
Networking Platforms	$642,057	$542,391	$99,666	18.4
Platform Software and Services	$74,918	$47,192	$27,726	58.8
Blue Planet Automation Software and Services	$(12,828)	$(16,210)	$3,382	(20.9)
Global Services	$151,744	$142,515	$9,229	6.5
_____________________________________
* Denotes % change from 2019 to 2020

•Networking Platforms segment profit increased, primarily due to higher sales volume and higher gross margin as described above and lower research and development costs.
•Platform Software and Services segment profit increased, primarily due to higher sales volume, as described above, and lower research and development costs, partially offset by reduced gross margin on software-related services.
•Blue Planet Automation Software and Services segment loss decreased, primarily due to higher gross margin on software-related services and higher sales volume, partially offset by higher research and development costs and lower gross margin on product sales.
•Global Services segment profit increased, primarily due to improved gross margin as described above.

Liquidity and Capital Resources
Overview. For the nine months ended August 1, 2020, we generated $306.4 million of cash from operating activities, as our net income (adjusted for non-cash charges) of $558.6 million exceeded our working capital requirements of $252.2 million. For additional details on our cash provided by operating activities, see the discussion below entitled “Cash Provided By Operating Activities.”
Cash, cash equivalents and investments increased by $140.2 million during the first nine months of fiscal 2020. In addition to the cash from operating activities mentioned above, proceeds from the issuance of equity under our employee stock purchase plans provided $28.0 million in cash during the nine months ended August 1, 2020. Partially offsetting the increase in cash were the following items: (i) cash used to fund our investing activities for capital expenditures totaling $61.3 million; (ii) cash used for the acquisition of Centina of $28.3 million; (iii) cash used for stock repurchases under our stock repurchase program of $74.5 million; and (iv) stock repurchases on vesting of our stock unit awards to employees relating to tax withholding of $26.3 million.

	August 1, 2020	November 2, 2019	Increase (decrease)
Cash and cash equivalents	$1,093,749	$904,045	$189,704
Short-term investments in marketable debt securities	70,404	109,940	(39,536)
Long-term investments in marketable debt securities	—	10,014	(10,014)
Total cash and cash equivalents and investments in marketable debt securities	$1,164,153	$1,023,999	$140,154

Principal Sources of Liquidity. Our principal sources of liquidity on hand include our cash, cash equivalents and investments, which as of August 1, 2020 totaled $1,164.2 million, as well as the senior secured asset-backed revolving credit facility to which we and certain of our subsidiaries are parties (the “ABL Credit Facility”). The ABL Credit Facility provides for a total commitment of $300 million with a maturity date of October 28, 2024. We principally use the ABL Credit Facility to support the issuance of letters of credit that arise in the ordinary course of our business and thereby to reduce our use of cash required to collateralize these instruments. As of August 1, 2020, letters of credit totaling $78.6 million were collateralized by our ABL Credit Facility. There were no borrowings outstanding under the ABL Credit Facility as of August 1, 2020.
Foreign Liquidity. The amount of cash, cash equivalents, and short-term investments held by our foreign subsidiaries was $96.4 million as of August 1, 2020. We intend to reinvest indefinitely our foreign earnings. If we were to repatriate the accumulated historical foreign earnings, the estimated amount of unrecognized deferred income tax liability related to foreign withholding taxes would be approximately $28.0 million.
Stock Repurchase Authorization. On December 13, 2018, we announced that the Board of Directors authorized a program to repurchase up to $500 million of its common stock, which replaced in its entirety the previous stock repurchase program authorized in fiscal 2018. In light of the uncertainty surrounding the duration and severity of potential macroeconomic impacts of COVID-19, on March 17, 2020, we temporarily suspended purchases of our common stock under this program. We repurchased $74.5 million under this program during the first nine months of fiscal 2020, and had $275.4 million remaining under the current authorization as of August 1, 2020. The reinstatement of the program and amount and timing of repurchases are subject to a variety of factors including liquidity, cash flow, stock price and general business and market conditions. The program may be reinstated, modified, suspended, or discontinued at any time.
Liquidity Position. Based on past performance and current expectations, we believe that cash from operations, cash, cash equivalents, investments, and other sources of liquidity, including our ABL Credit Facility, will satisfy our working capital needs, capital expenditures, and other liquidity requirements associated with our operations through at least the next 12 months. We regularly evaluate our liquidity position, debt obligations, and anticipated cash needs to fund our operating or investment plans, and will continue to consider capital raising and other market opportunities that may be available to us. We regularly evaluate alternatives to manage our capital structure and market opportunities to enhance our liquidity and provide further operational and strategic flexibility. While the COVID-19 pandemic has not materially impacted our liquidity and capital resources to date, it has led to disruptions and volatility in capital markets and credit markets. The duration and severity of any further economic or market impact of the COVID-19 pandemic remains uncertain and there can be no assurance that it will not have an adverse effect on our liquidity and capital resources, including our ability to access capital markets, in the future.
Cash Provided By Operating Activities
The following sections set forth the components of our $306.4 million of cash provided by operating activities during the first nine months of fiscal 2020:

Net income (adjusted for non-cash charges)
The following table sets forth our net income (adjusted for non-cash charges) during the period (in thousands):

Nine Months Ended
August 1, 2020
Net income	$296,250
Adjustments for non-cash charges:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	70,370
Share-based compensation costs	50,838
Amortization of intangible assets	29,035
Deferred taxes	57,636
Provision for inventory excess and obsolescence	20,176
Provision for warranty	19,172
Other	15,085
Net income (adjusted for non-cash charges)	$558,562

Working Capital
We used $252.2 million of cash for working capital during the period. The following table sets forth the major components of the cash used in working capital (in thousands):

Nine Months Ended
August 1, 2020
Cash used in accounts receivable	$(6,688)
Cash used in inventories	(39,568)
Cash used in prepaid expenses and other	(52,945)
Cash used in accounts payable, accruals and other obligations	(131,647)
Cash used in deferred revenue	(19,039)
Cash used in operating lease assets and liabilities, net	(2,316)
Total cash used for working capital	$(252,203)

As compared to the end of fiscal 2019:

•The $6.7 million of cash used by accounts receivable during the first nine months of fiscal 2020 reflects increased sales volume, partially offset by increased cash collections;
•The $39.6 million of cash used in inventories during the first nine months of fiscal 2020 primarily reflects increases in finished goods to meet customer delivery schedules and related to some of the actions that we took during the second and third quarters of fiscal 2020 to mitigate the risk of adverse supply chain impact on our business and operations due to COVID-19 related disruptions;
•The $52.9 million of cash used in prepaid expense and other during the first nine months of fiscal 2020 primarily reflects increases in upfront future discounts paid to customers and higher non-customer receivables;
•The $131.6 million of cash used in accounts payable, accruals and other obligations during the first nine months of fiscal 2020 primarily reflects the timing of payments for bonuses to employees under our annual cash incentive compensation plan and inventory purchases;
•The $19.0 million of cash used in deferred revenue during the first nine months of fiscal 2020 represents a decrease in advanced payments received from customers prior to revenue recognition; and
•The $2.3 million of cash used in operating lease assets and liabilities, net, during the first nine months of fiscal 2020 represents cash paid for operating leases. For more details, see Note 15 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

        Our days sales outstanding (“DSOs”) for the first nine months of fiscal 2020 were 81 days, and our inventory turns for the first nine months of fiscal 2020 were 4.5. The calculation of DSOs includes accounts receivables and contract assets for unbilled receivables included in prepaid expenses and other.
Cash Paid for Interest
The following table sets forth the cash paid for interest during the period (in thousands):

Nine Months Ended
August 1, 2020
Term Loan due September 28, 2025 (Old) (1)	$6,691
Term Loan due September 28, 2025 (New) (2)	8,926
Interest rate swaps(3)	4,762
ABL Credit Facility(4)	1,320
Finance leases	3,579
Cash paid during period	$25,278

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
(2) Interest on the New 2025 Term Loan is payable periodically based on the interest period selected for borrowing. The New 2025 Term Loan bears interest at LIBOR for the chosen borrowing period plus a spread of 1.75% subject to a minimum LIBOR rate of 0.00%. At the end of the third quarter of fiscal 2020, the interest rate on the New 2025 Term Loan was 1.94%.
(3) The interest rate swaps fix the LIBOR rate for $350.0 million of the New 2025 Term Loan at 2.957% through September 2023.
(4) During the first nine months of fiscal 2020, we utilized the ABL Credit Facility to collateralize certain standby letters of credit and paid $1.3 million in commitment fees, interest expense and other administrative charges relating to the ABL Credit Facility.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we reevaluate our estimates, including those related to revenue recognition, share-based compensation, bad debts, inventories, intangible and other long-lived assets, goodwill, income taxes, warranty obligations, restructuring, derivatives and hedging, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The inputs into certain of our judgments, assumptions, and estimates reflect, among other things, the information available to us regarding the economic implications of the COVID-19 pandemic, and expectations as to its impact on our business and on our critical and significant accounting estimates. Among other things, these estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. To the extent that there are material differences between our estimates and actual results, our consolidated financial statements will be affected. In addition, including because the duration and severity of COVID-19 pandemic are uncertain, certain of our estimates could require further judgment or modification and therefore carry a higher degree of variability and volatility. As events continue to evolve, our estimates may change materially in future periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. For a discussion of quantitative and qualitative disclosures about market risk, see Item 7A of Part II of our 2019 Annual Report.

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

On January 30, 2020, the World Health Organization (“WHO”) declared a global emergency due to the outbreak of COVID-19, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. Unprecedented actions have been taken by governments globally to try to contain the pandemic, such as travel bans and restrictions, business closures, social distancing measures, quarantines and shelter-in-place orders. This pandemic and these countermeasures to contain the virus have caused economic and financial disruptions globally, including in most of the regions in which we sell our products and services and conduct our business operations. In the second quarter of fiscal 2020, the COVID-19 pandemic adversely impacted our financial results and business operations, primarily due to supply chain disruptions, limitations on customer fulfillment activity and our level of success in obtaining new customers or selling into recent customer design wins on their original timelines. During the third quarter of fiscal 2020, our order volumes declined significantly from the previous quarter and were meaningfully below our quarterly revenue as we experienced a more cautious customer spending and customer delays in operationalizing network projects that we anticipated. The magnitude and duration of disruption from the COVID-19 pandemic, and its impact on global business activity and our business and operations remains uncertain and could worsen.

Employees

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

Supply Chain

Also as a result of the COVID-19 pandemic, we have experienced some disruption and delays in our global supply chain and related operations. We rely on third-party manufacturing operations in Mexico, Thailand, the United States and Canada. We also rely on a global component supply network involving many vendors and countries throughout the world. During the second quarter of fiscal 2020, some of our component suppliers – particularly those with facilities in China and Malaysia – experienced challenges related to COVID-19 that resulted in temporary closures or reductions of supply capacity. During the third quarter of fiscal 2020, we took a number of steps, some of which remain ongoing, including multi-sourcing and pre-ordering components and finished goods inventory, in an effort to reduce the impact of the adverse supply chain conditions we experienced. However, there can be no assurance that supply chain disruptions will not continue, or worsen, in the future. Limits on manufacturing availability or capacity, or delays in production or delivery of components or raw materials, due to COVID-related restrictions could delay or inhibit our ability to obtain supply of components and produce finished goods. If the

COVID-19 pandemic worsens, it could also result in further disruptions or restrictions on our ability to source, manufacture or distribute our products, including temporary closures of our key manufacturing facilities, or the facilities of our suppliers and their manufacturers. If we experience more pronounced disruptions in our operations, we may experience constrained supply that may materially adversely impact our business and results of operations in future periods.

Services and Customer Fulfillment

We have experienced some disruption in our ability to provide installation, professional and fulfillment services to customers during the COVID-19 pandemic due to site access limitations, limited customer availability, project delays or re-prioritization by customers, and travel bans or restrictions on movement or gatherings, which adversely impacted revenue. We have also experienced transportation disruptions, such as reduced availability of air transport, port closures, and increased border controls or closures. These conditions have also made it more challenging to execute and adversely impacted the timing of customer plans to operationalize newer projects and recent customer design wins, primarily in international markets. We expect these conditions to persist in the short-term, adversely impacting our revenue and results of operations. If any of these logistics or transportation disruptions persist for longer periods or worsen, our operations and ability to meet customer demand could be materially adversely affected. Our customers have also experienced, and may continue to experience, disruptions in their operations, which can result in delayed, reduced, or canceled orders, and increased collection risks, and which may adversely affect our results of operations.

Demand for Products and Services

During the second quarter of fiscal 2020, we experienced higher than typical orders for our products and services among a concentrated set of larger customers with whom we had existing positions as a supplier. At that time, we believed that some portion of these orders likely reflected short-term purchasing behaviors based on customer-specific considerations in the face of the pandemic, including: customer concerns about future continued availability of supply; implementation of customer business continuity actions; our desire for increased visibility into expected demand; customer consumption of their existing inventory or spare equipment; additional network capacity requirements; acceleration of capital spending; and, possibly, increased bandwidth demands being placed on networks due to the pandemic. During the third quarter of fiscal 2020, our order volumes declined significantly from the previous quarter, particularly within our communications service provider and cable operator customers, in the face of continued economic uncertainty stemming from COVID-19. With respect to these customer segments in particular, we believe that this greater capital expenditure restraint stems from the deferral or re-prioritization of certain new network initiatives and continued uncertainty associated with the impact of the pandemic and economic uncertainty upon their enterprise business segments. As a result, our quarterly order volumes were meaningfully below revenue during the third quarter of fiscal 2020, challenging our visibility and the outlook for our orders and revenue in future periods. In the near-term, we expect this more cautious spending environment to continue into the fourth quarter of fiscal 2020 and, likely, periods thereafter in fiscal 2021. We expect these conditions to continue to adversely affect our order volumes and to adversely impact revenue in the short term, with revenue for our fourth fiscal quarter expected to decline meaningfully on a sequential and year-over-year basis. In addition, as our customers and their customers evaluate the ways in which networks and working environments will change even after the pandemic subsides, there may be long-lasting changes in customer behaviors and needs, including the end-users of our customers, which may impact the demand for our products and services in the long-term.

Market and Economic Conditions

Our business and operating results depend significantly on general market and economic conditions. Market volatility and weakness in the regions in which we operate have previously resulted in sustained periods of decreased demand for our products and services, which has adversely affected our operating results. Macroeconomic and market conditions could be adversely affected by a variety of political, economic or other factors, including long-term factors emerging from the effects of the pandemic in the United States and international markets, which could in turn adversely affect spending levels of our customers and their end users, and could create volatility or deteriorating conditions in the markets in which we operate. Due to our concentration of revenue in the United States, and the increasing concentration of our customers experienced in the second and third quarters of fiscal 2020, we would expect to incur a more significant impact from any adverse change in the capital spending environment or macroeconomic or market weakness in the United States.

As a result of continued economic uncertainty stemming from the pandemic, during the third quarter of fiscal 2020 we experienced a significant reduction in our order volumes, as compared to our revenue, and a reduction in our short-term outlook for our orders and revenue. We believe that ongoing concerns relating to the pandemic, and its impact on the enterprise business segments of our communications service provider and cable operator customers continue to adversely impact the velocity of business in general, with a particular impact on customer willingness and ability to initiate new network projects. We believe customers are exercising greater restraint in these projects, and more carefully prioritizing where and when to add network capacity. Delays in operationalizing new network projects that we anticipated have also adversely affected our expectations for revenue in the future. As a result of these dynamics, we expect the growth rates in our addressable markets to slow and the overall market growth to be flat to down in 2020 as compared to 2019, which we expect to adversely impact our revenue in the near term. We expect these market dynamics, including constrained customer spending and the decreased velocity of new business execution, to persist through the fourth quarter of fiscal 2020 and, likely, periods thereafter in fiscal 2021. If these dynamics persist for longer periods or worsen, our revenue and operating results could be materially adversely affected.

While the COVID-19 pandemic has not materially impacted our liquidity and capital resources to date, it has led to increased disruption and volatility in capital markets and credit markets. The duration and severity of any further economic or market impact of the COVID-19 pandemic remains uncertain and there can be no assurance that it will not have an adverse effect on our liquidity and capital resources, including our ability to access capital markets, in the future. The inputs into certain of our judgments, assumptions, and estimates considered the economic implications of the COVID-19 pandemic on our critical and significant accounting estimates. The actual results that we experience may differ materially from our estimates. As the impact of COVID-19 pandemic continues, our estimates may carry a higher degree of variability and volatility, and, as events continue to evolve, our estimates may change materially in future periods. In addition, if COVID-19 impacts the financial position of our customers or resale channel partners, we may have difficulty collecting receivables, and our business and results of operations could be exposed to risks associated with uncollectible accounts. Lack of liquidity in the capital markets, macroeconomic weakness and market volatility, including disruption caused by the COVID-19 pandemic, may increase our exposure to these credit risks. Our attempts to monitor customer payment capability and to take appropriate measures to protect ourselves may not be sufficient, and it is possible that we may have to write down or write off accounts receivable. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and, if large, could have a material adverse effect on our revenue and operating results.

Other Factors

The situation relating to the COVID-19 pandemic and its potential effects on our business and financial results remains dynamic, including in our fourth quarter of fiscal 2020 and thereafter. The broader implications for our business and results of operations remain uncertain and will depend on many factors outside our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and enterprise and consumer behaviors. If these and other effects of the COVID-19 pandemic, including its effect on broader economies, financial markets and overall demand environment for our products, continues or worsens, it could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

The COVID-19 pandemic may also increase the likelihood and severity of other risks discussed in Item 1A of Part I of our 2019 Annual Report, including but not limited to risks related to competition, development of the market for and demand for our products, delays in the development and production of our products, reliance on third parties, our international scale, our exposure to currency exchange rate fluctuations and the credit risks of our customers and resellers, and volatility in the capital markets.

Our revenue, gross margin and operating results can fluctuate significantly and unpredictably from quarter to quarter.

Our revenue, gross margin and results of operations can fluctuate significantly and unpredictably from quarter to quarter. Our budgeted expense levels are based on our visibility into customer spending plans and our projections of future revenue and gross margin. Visibility into customer spending levels can be uncertain, spending patterns are subject to change, and reductions in our expense levels can take significant time to implement. A significant portion of our quarterly revenue is generated from customer orders received during that same quarter (which we refer to as “book to revenue”). Accordingly, our revenue for a particular quarter is difficult to predict, and a shortfall in expected orders in any given quarter can materially adversely affect our revenue and results of operations for that quarter or future quarterly periods. For example, our quarterly order volumes were meaningfully below revenue during the third quarter of fiscal 2020, challenging our visibility and the outlook for our orders and revenue in future periods. Additional factors that contribute to fluctuations in our revenue, gross margin and operating results include:

•changes in spending levels or network deployment plans by customers, particularly with respect to our service provider and Web-scale provider customers;
•order timing and volume, including book to revenue orders;
•shipment and delivery timing;
•backlog levels;
•the level of competition and pricing pressure in our industry;

•the pace and impact of price erosion that we regularly encounter in our markets;
•the impact of commercial concessions or unfavorable commercial terms required to maintain incumbency or secure new opportunities with key customers;
•the mix of revenue by product segment, geography and customer in any particular quarter;
•our level of success in achieving targeted cost reductions and improved efficiencies in our supply chain;
•our incurrence of start-up costs, including lower margin phases of projects required to support initial deployments, gain new customers or enter new markets;
•our level of success in accessing new markets and obtaining new customers;
•long- and short-term changing behaviors or customer needs that impact demand for our products and services or the products and services of our customers;
•technology-based price compression and our introduction of new platforms with improved price for performance;
•changing market, economic and political conditions, including the impact of tariffs and other trade restrictions or efforts to withdraw from or materially modify international trade agreements;
•factors beyond our control such as natural disasters, acts of war or terrorism, and epidemics, including the COVID-19 pandemic;
•the financial stability of our customers and suppliers;
•consolidation activity among our customers, suppliers and competitors;
•the timing of revenue recognition on sales, particularly relating to large orders;
•installation service availability and readiness of customer sites;
•availability of components and manufacturing capacity;
•adverse impact of foreign exchange; and
•seasonal effects in our business.
        As a result of these factors and other conditions affecting our business and operating results, we believe that quarterly comparisons of our operating results are not necessarily a good indication of possible future performance. Quarterly fluctuations from the above factors may cause our revenue, gross margin and results of operations to underperform in relation to our guidance, long-term financial targets or the expectations of financial analysts or investors, which may cause volatility or decreases in our stock price. See the risk factor above entitled “The COVID-19 pandemic has impacted our business and results of operation and could have a material adverse effect on our business, results of operations and financial condition in the future” for additional factors related to COVID-19 that could cause our revenue, gross margin and operating results to fluctuate.
A small number of customers account for a significant portion of our revenue. The loss of these customers or a significant reduction in their spending could have a material adverse effect on our business and results of operations.

        A significant portion of our revenue is concentrated among a small number of customers. For example, our ten largest customers contributed 56.6% of our revenue for the nine months ended August 1, 2020 and 59.3% of our fiscal 2019 revenue, and we have seen a further concentration in our orders during the second and third quarters of fiscal 2020. Historically, our largest customers by revenue principally consisted of large communications service providers. For example, AT&T and Verizon accounted for approximately 11.3% and 10.0%, respectively, of our revenue for the nine months ended August 1, 2020, and 10.9% and 12.9%, respectively, of fiscal 2019 revenue. As a result of efforts in recent years to diversify our business, the customer segments and geographies that comprise our customer base and top customers by revenue have changed. During fiscal 2019, three Web-scale providers were among our top ten customers. Web-scale customers have been important contributors to our overall growth through both our direct sales to them, including for data center interconnection, and their indirect impact on purchases by other network operators. Consequently, our financial results and our ability to grow our business are closely correlated with the spending of a relatively small number of customers. Our business and results of operations could be materially adversely impacted by the loss of a large customer within or outside of these customer segments as well as by reductions in spending or capital expenditure budgets, changes in network deployment plans or changes in consumption models for acquiring networking solutions by our largest customers.

        Because of our concentration of revenue with communications service providers and Web-scale providers, our business and results of operations can be significantly affected by market, industry or competitive dynamics adversely affecting these customer segments. For example, communications service providers continue to face a rapidly shifting competitive landscape as cloud service operators, “over-the-top” (OTT) providers, and other content providers challenge their traditional business models and network infrastructures. These dynamics have in the past had an adverse effect on network spending levels by certain of our largest service provider customers. Several of these, including AT&T, have announced various initiatives that seek to modify how they purchase networking infrastructure or reduce capital expenditures on network infrastructure in future periods that may adversely affect our results of operations. Similarly, certain of our largest Web-scale customers have announced an intention to reduce capital spending in future periods and we expect our revenue from this customer segment to moderate from the level achieved in fiscal 2019. Web-scale providers are also under consumer and government scrutiny and have been the subject of regulatory and other government actions, including antitrust investigations. There can be no assurance that these government actions will not adversely impact the network spending, procurement strategies, or business practices of our Web-scale customers in a manner adverse to us. Our business and results of operations could be materially adversely affected by these factors and other market, industry or competitive dynamics adversely impacting our customers.
        In addition, the negative effects of the COVID-19 pandemic on global economic conditions have affected and may continue to affect the network spending, procurement strategies, or business practices of our largest customers. For example, our service provider customers rely in part upon the sale of services to consumers and enterprises, including those in the retail, entertainment, and travel industries, which have been acutely impacted by the negative economic effects of the COVID-19 pandemic. Similarly, certain of our Web-scale customers have business models that heavily rely upon advertising revenue from enterprises, including those in industries acutely affected by the COVID-19 pandemic. If any of our large customers experience a loss in revenue due to the impact of COVID-19 on their consumer or enterprise customers, they may reduce capital spending on networking projects, including data centers, which could materially adversely affect our business and results of operations.
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
        Our business and operating results depend significantly on general market and economic conditions. Market volatility and weakness in the regions in which we operate have previously resulted in sustained periods of decreased demand for our products and services, which has adversely affected our operating results. The current global macroeconomic environment is challenging and volatile, and is being significantly and adversely impacted by the COVID-19 pandemic. Macroeconomic and market conditions could also be adversely affected by a variety of political, economic or other factors in the United States and international markets, which could in turn adversely affect spending levels of our customers and their end users, and could create volatility or deteriorating conditions in the markets in which we operate. Due to our concentration of revenue in the United States, we would expect to incur a more significant impact from any adverse change in the capital spending environment or macroeconomic or market weakness in the United States. Macroeconomic uncertainty or weakness could result in:
•reductions in customer spending and delay, deferral or cancellation of network infrastructure initiatives;
•increased competition for fewer network projects and sales opportunities;
•increased pricing pressure that may adversely affect revenue, gross margin and profitability;
•decreased ability to forecast operating results and make decisions about budgeting, planning and future investments;
•increased overhead and production costs as a percentage of revenue;
•tightening of credit markets needed to fund capital expenditures by us or our customers;
•customer financial difficulty, including longer collection cycles and difficulties collecting accounts receivable or write-offs of receivables; and
•increased risk of charges relating to excess and obsolete inventories and the write-off of other intangible assets.
Each of our customers has a unique set of circumstances, and it is unclear how the macroeconomic and market conditions created by COVID-19 may continue to impact their purchasing volumes or behaviors. Reductions in customer spending in response to unfavorable or uncertain macroeconomic and market conditions, globally or in a particular region where we operate, would adversely affect our business, results of operations and financial condition.

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
        Restrictions on the ability of our research and development employees to work in our facilities, including in Canada, India and the United States, as a result of restrictions imposed by governments or us to combat the COVID-19 pandemic could reduce their effectiveness including, for example, by making it more difficult for them to collaborate as effectively in the development of new solutions. Failure to develop, on a cost-effective basis, innovative new or enhanced solutions that are attractive to customers and profitable to us could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our reliance on certain third-party suppliers exposes us to certain risks relating to their businesses and financial position that, in turn, could disrupt our business or limit our sales.

We are exposed to risks relating to unfavorable economic conditions, financial difficulties and a wide range of market, regulatory and industry challenges affecting the businesses, financial position and results of operations of our third-party suppliers of components and certain finished goods inventory. These challenges can affect their business in a number of ways, including material costs, sales, liquidity levels, ability to continue investing in their businesses, ability to import or export goods, ability to meet development commitments and manufacturing capability.
A number of our key technology vendors rely upon sales to customers, including our competitors, in China for a material portion of their revenue. Recently, there have been a number of significant geopolitical events, including trade tensions and regulatory actions, involving the governments of the United States and China. In May 2019, the U.S. Department of Commerce amended the Export Administration Regulations by adding Huawei Technologies Co., Ltd. and certain affiliates to the “Entity List” for actions contrary to the national security and foreign policy interests of the United States, imposing significant new restrictions on export, reexport and transfer of U.S. regulated technologies and products to Huawei. In August 2020, the U.S. Department of Commerce added additional Huawei affiliates to the Entity List, confirmed the expiration of a temporary general license applicable to Huawei and amended the foreign direct product rule in a manner that represents a significant expansion of its application to Huawei. Several of our third-party component suppliers, including certain sole and limited source suppliers, sell products to Huawei and, in some cases, Huawei is a significant customer for such suppliers. At this time, there can be no assurance regarding the scope or duration of these restrictions, including the foreign direct product rule, or further actions imposed on Huawei, and any future impact on our suppliers. Any continued restriction on our suppliers’ ability to make sales to Huawei may adversely impact their businesses and financial position. In addition, in January 2018, China’s Ministry of Industry and Information Technology released its Optoelectronic Devices Industry Technology Roadmap, a five-year plan to improve China’s capabilities in the optoelectronics industry. There can be no assurance that this initiative, or similar efforts in China such as the Made in China 2025 initiatives, will not have an adverse impact on the business of our suppliers or our access to necessary components. These and similar industry, market and regulatory disruptions affecting our suppliers could, in turn, expose our business to loss or lack of supply or discontinuation of components that could result in lost revenue, additional product costs, increased lead times and deployment delays that could harm our business and customer relationships. Our business and results of operations would be negatively affected if we were to experience any significant disruption or difficulties with key suppliers affecting the price, quality, availability or timely delivery of required components.
We rely on third-party contract manufacturers, and our business and results of operations may be adversely affected by risks associated with their businesses, financial condition and the geographies in which they operate.

        We rely on third-party contract manufacturers with facilities in Mexico, Thailand, the United States and Canada to perform a substantial portion of our supply chain activities, including component sourcing, manufacturing, product testing and quality, and fulfillment and logistics relating to the distribution and support of our products. There are a number of risks associated with our dependence on contract manufacturers, including:

•reduced control over delivery schedules and planning;
•reliance on the quality assurance procedures of third parties;
•potential uncertainty regarding manufacturing yields and costs;
•availability of manufacturing capability and capacity, particularly during periods of high demand;
•risks and uncertainties associated with the locations or countries where our products are manufactured, including potential manufacturing disruptions caused by social, geopolitical, environmental or health factors, including pandemics or widespread health epidemics such as the COVID-19 pandemic;
•changes in U.S. law or policy governing tax, trade, manufacturing, development and investment in the countries where we currently manufacture our products, including the World Trade Organization Information Technology Agreement or other free trade agreements;
•inventory liability for excess and obsolete supply;
•limited warranties provided to us; and
•potential misappropriation of our intellectual property.
        These and other risks could impair our ability to fulfill orders, harm our sales and impact our reputation with customers. If our contract manufacturers are unable or unwilling to continue manufacturing our products or components of our products, or if we experience a disruption of manufacturing or our contract manufacturers discontinue operations, we may be required to identify and qualify alternative manufacturers, which could cause us to be delayed in or unable to meet our supply requirements to our customers and result in the breach of our customer agreements. The process of qualifying a new contract manufacturer and commencing volume production is expensive and time-consuming, and if we are required to change or qualify a new contract manufacturer, we would likely experience significant business disruption and could lose revenue and damage our existing customer relationships. See the risk factor above entitled “The COVID-19 pandemic has impacted our business and results of operation and could have a material adverse effect on our business, results of operations and financial condition in the future” for additional factors related to COVID-19 and our third-party contract manufacturers that could adversely affect our business and financial results.
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
        We market, sell and service our products globally, maintain personnel in numerous countries, and rely on a global supply chain for sourcing important components and manufacturing our products. Our international sales and operations are subject to inherent risks, including:
•adverse social, political and economic conditions;
•effects of adverse changes in currency exchange rates;
•greater difficulty in collecting accounts receivable and longer collection periods;
•difficulty and cost of staffing and managing foreign operations;
•higher incidence of corruption or unethical business practices;
•less protection for intellectual property rights in some countries;
•tax and customs changes that adversely impact our global sourcing strategy, manufacturing practices, transfer-pricing, or competitiveness of our products for global sales;
•compliance with certain testing, homologation or customization of products to conform to local standards;
•significant changes to free trade agreements, trade protection measures, tariffs, export compliance, domestic preference procurement requirements, qualification to transact business and additional regulatory requirements; and
•natural disasters, acts of war or terrorism, and epidemics, including the COVID-19 pandemic.
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
In addition, a number of our team members are foreign nationals who rely on visas or work-entry permits in order to legally work in the United States and other countries. Changes in government policy and global events such as pandemics may interfere with our ability to hire or retain personnel who require these visas or entry permits. For example, in response to the COVID-19 pandemic, the United States has suspended entry of foreign nationals who have recently been in China, the United Kingdom, Brazil, numerous countries within the European Union, and other countries into the United States, which could impact our ability to attract, develop, integrate and retain highly skilled employees with appropriate qualifications from other countries. In addition, on April 22, 2020, in a stated effort to protect Americans from competition from foreign workers during the COVID-19 pandemic, the U.S. President signed an executive order to pause for 60 days the issuance of immigrant visas issued at U.S. embassies to enter the United States, and on June 22, 2020 extended the pause and added restrictions on the issuance of several categories of temporary visas through at least the end of the calendar year, including restrictions on H-1B visas for certain skilled workers and L-1 visas for intracompany transfers of executives/managers and specialized knowledge persons such as those employed in information technology and engineering, subject to certain exceptions. Additional changes in immigration policy, including the implementation of restrictive interpretations by the U.S. Citizenship and Immigration Services of regulatory requirements for H-1B, L-1 and other U.S. work visa categories, may also adversely affect our ability to hire or retain key talent, which could have an impact on our business operations.
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
        In addition, as a result of our global sourcing strategy, our supply chain includes certain direct and indirect suppliers based in China who supply goods to us, our manufacturers or our third-party suppliers. Recently, there have been a number of significant geopolitical events, including trade tensions and regulatory actions, involving the governments of the United States and China. The U.S. government has raised tariffs, and imposed new tariffs, on a wide range of imports of Chinese products, including component elements of our solutions and certain finished goods products that we sell. In May 2020, the U.S. introduced significant further restrictions limiting access to controlled U.S. technology to additional Chinese government and commercial entities, including certain of our competitors based in China. In August 2020, the U.S. Department of Commerce took further action against Huawei by adding additional affiliates to the Entity List, confirming the expiration of a temporary general license applicable to Huawei and amending the foreign direct product rule in a manner that represents a significant expansion of its application to Huawei. The situation involving U.S.-China trade relations remains volatile and uncertain and there can be no assurance that further actions by either country will not have an adverse impact on our business, operations and access to technology, or components thereof, sourced from China.
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

Ciena Corporation
Date:	September 9, 2020	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	September 9, 2020	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)