Form 10-K
period 2020-10-31
CIENA CORP
filed 2020-12-18
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	October 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) YES ☐ NO ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $7.1 billion based on the closing price of the Common Stock on the New York Stock Exchange on May 1, 2020.
The number of shares of registrant’s Common Stock outstanding as of December 11, 2020 was 154,564,349.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of the Form 10-K incorporates by reference certain portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

CIENA CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED OCTOBER 31, 2020

PART I
Cautionary Note Regarding Forward-Looking Statements

This annual report contains statements that discuss future events or expectations, projections of results of operations or financial condition, changes in the markets for our products and services, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “can,” “should,” “could,” “expects,” “future,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “projects,” “targets,” or “continue” or the negative of those words and other comparable words. These statements may relate to, among other things, the impact of COVID-19 on our business, financial results and operations; our competitive landscape; market conditions and growth opportunities; factors impacting our industry and markets; factors impacting the businesses of network operators and their network architectures; adoption of next-generation infrastructures that are more open, programmable and automated; our strategy, including our research and development, supply chain and go-to-market initiatives; efforts to increase application of our solutions in customer networks and to increase the reach of our business into new or growing customer and geographic markets; our backlog and seasonality in our business; expectations for our financial results, revenue, gross margin, operating expense and key operating measures in future periods; the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures and other liquidity requirements; business initiatives including information technology (“IT”) transitions or initiatives; the impact of the Tax Cuts and Jobs Act (the “Tax Act”) and changes in our effective tax rates; and market risks associated with financial instruments and foreign currency exchange rates. These statements are subject to known and unknown risks, uncertainties and other factors, and actual events or results may differ materially.

For a discussion of additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this annual report. However, we operate in a very competitive and dynamic environment and new risks and uncertainties emerge, are identified or become apparent from time to time. We cannot predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this annual report. You should be aware that the forward-looking statements contained in this annual report are based on our current views and assumptions. We undertake no obligation to revise or update any forward-looking statements made in this annual report to reflect events or circumstances after the date hereof or to reflect new information or the occurrence of unanticipated events, except as required by law. The forward-looking statements in this annual report are intended to be subject to protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Unless the context requires otherwise, references in this annual report to “Ciena,” the “Company,” “we,” “us” and “our” refer to Ciena Corporation.

Risk Factors Summary

Investing in our securities involves a high degree of risk. The following is a summary of the principal factors that make an investment in our securities speculative or risky, all of which are more fully described below in the section titled “Risk Factors.” This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business. In addition to the following summary, you should consider the information set forth in the “Risk Factors” section and the other information contained in this annual report before investing in our securities.

Risks Related to Our Business and Industry
•The COVID-19 pandemic has impacted our business and results of operation and could have a material adverse effect on our business, results of operations and financial condition in the future.
•COVID-19-related restrictions on travel and gatherings could adversely impact our ability to compete for business, particularly with customers where we are not an incumbent supplier.
•Our revenue, gross margin and operating results can fluctuate significantly and unpredictably from quarter to quarter.
•A small number of customers account for a significant portion of our revenue. The loss of these customers or a significant reduction in their spending could have a material adverse effect on our business and results of operations.
•We face intense competition that could hurt our sales and results of operations, and we expect the competitive landscape in which we operate to continue to broaden to include additional solutions providers.
•Investment of research and development resources in communications networking technologies for which there is not an adequate market demand, or failure to sufficiently or timely invest in technologies for which there is market demand, would adversely affect our revenue and profitability.
•We have no guaranteed purchases and regularly have to re-win business for existing customers.
•Network equipment sales often involve lengthy sales cycles and protracted contract negotiations that may require us to agree to commercial terms or conditions that negatively affect pricing, risk allocation, payment and the timing of revenue recognition.

•If the market for network software does not evolve in the way we anticipate or if customers do not adopt our Blue Planet Automation Software and Services, we may not be able to monetize these software assets and realize a key part of our business strategy.
•If we are unable to adapt our business to the consumption models for networking solutions adopted by our customers and to offer attractive solutions across these consumption models, our business, competitive position and results of operations could be adversely affected.
•Our go-to-market activities and the distribution of our WaveLogic® coherent modem technology within the merchant modem market could expose us to increased or new forms of competition, or adversely affect our existing systems business and results of operations.
•If we fail to accurately predict demand, we may be required to write off significant amounts of inventory as a result of our inventory purchase practices and could incur additional costs or experience manufacturing delays.
•Our exposure to the credit risks of our customers and resellers may make it difficult to collect receivables and could adversely affect our revenue and operating results.
•We may be required to write down the value of certain significant assets, which would adversely affect our operating results.
•We may be exposed to unanticipated risks and additional obligations in connection with our resale of complementary products or technology of other companies.
•Product performance problems and undetected errors affecting the performance, interoperability, reliability or security of our products could damage our business reputation and negatively affect our results of operations.
•Strategic acquisitions and investments could disrupt our operations and may expose us to increased costs and unexpected liabilities.

Risks Relating to the Macroeconomic Environment and our Global Presence
•Our business and operating results could be adversely affected by unfavorable changes in macroeconomic and market conditions and reductions in the level of spending by customers in response to these conditions.
•The international scale of our sales and operations exposes us to additional risk and expense that could adversely affect our results of operations.
•Efforts to increase our sales and capture market share in targeted international markets may be unsuccessful.
•We may be adversely affected by fluctuations in currency exchange rates.

Risks Related to Our Operations and Reliance on Third Parties
•We may experience delays in the development and production of our products that may negatively affect our competitive position and business.
•We rely on third-party contract manufacturers, and our business and results of operations may be adversely affected by risks associated with their businesses, financial condition and the geographies in which they operate.
•Our reliance on third-party component suppliers, including sole and limited source suppliers, exposes our business to additional risk and could limit our sales, increase our costs and harm our customer relationships.
•Our reliance on certain third-party suppliers exposes us to certain risks relating to their businesses and financial position that, in turn, could disrupt our business or limit our sales.
•We rely on third-party resellers and distribution partners to sell our solutions, and our failure to develop and manage these relationships effectively could adversely affect our business and result of operations.
•Our failure to manage our relationships with third-party service partners effectively could adversely impact our financial results and relationships with customers.
•Growth of our business is dependent on the proper functioning and scalability of our internal business processes and information systems. Adoption of new systems, modifications or interruptions of services may disrupt our business, processes and internal controls.
•Restructuring activities could disrupt our business and affect our results of operations.
•If we are unable to attract and retain qualified personnel, or if our existing personnel are harmed by COVID-19, we may be unable to manage our business effectively.

Risks Related to Intellectual Property, Litigation, Regulation and Government Policy
•Our intellectual property rights may be difficult and costly to enforce.
•We may incur significant costs in response to claims by others that we infringe their intellectual property rights.
•Our products incorporate software and other technology under license from third parties, and our business would be adversely affected if this technology were no longer available to us on commercially reasonable terms.
•Data security breaches and cyber-attacks could compromise our intellectual property or other sensitive information and cause significant damage to our business and reputation.
•We are a party to legal proceedings, investigations and other claims or disputes, which are costly to defend and, if determined adversely to us, could require us to pay fines or damages, undertake remedial measures or prevent us from taking certain actions, any of which could adversely affect our business.

•Changes in trade policy, including the imposition of tariffs and efforts to withdraw from or materially modify international trade agreements, may adversely affect our business, operations and financial condition.
•Changes in government regulations affecting the communications and technology industries and the businesses of our customers could harm our prospects and operating results.
•The effects of the United Kingdom’s withdrawal from membership in the European Union remain uncertain.
•Government regulations related to the environment, climate change and social initiatives could adversely affect our business and operating results.
•Changes in effective tax rates and other adverse outcomes with taxing authorities could adversely affect our results of operations.
•Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.

Risks Related to Our Common Stock, Indebtedness and Investments
•Our stock price is volatile.
•Outstanding indebtedness under our senior secured credit facilities may adversely affect our liquidity and results of operations and could limit our business.
•Significant volatility and uncertainty in the capital markets may limit our access to funding on favorable terms or at all.

Item 1. Business
Overview
We are a networking systems, services and software company, providing solutions that enable a wide range of network operators to deploy and manage next-generation networks that deliver services to businesses and consumers. We provide hardware, software and services that enable the transport, routing, switching, aggregation, service delivery and management of video, data and voice traffic on communications networks. Our solutions are used by communications service providers, cable and multiservice operators, Web-scale providers, submarine network operators, governments, enterprises, research and education institutions and emerging network operators.

Our solutions include Networking Platforms, including our Converged Packet Optical and Packet Networking portfolios, which can be applied from the network core to end-user access points, and which allow network operators to scale capacity, increase transmission speeds, allocate traffic and adapt dynamically to changing end-user service demands. Our Converged Packet Optical portfolio includes products and solutions that support the connection of content to content and users to content, including in long haul and regional, submarine and data center interconnect networks. Our Packet Networking portfolio includes products and solutions that enable next-generation metro, access and aggregation networks, connecting users to content in applications that include 5G, mobile backhaul, virtualization and enterprise services.

To complement these solutions, we offer Platform Software, which provides management, domain control and specialized applications that automate network lifecycle operations, including provisioning equipment and services, network data, analytics and policy-based assurance to achieve closed loop automation across multi-vendor and multi-domain network environments. Through our Blue Planet® Software suite, we enable customers to transform their business and operations support systems (“OSS”) through software-based automation of their network and IT infrastructures. To complement our hardware and software products, we offer a broad range of services that help our customers build, operate and improve their networks and associated operational environments, including network optimization and migration offerings.

We refer to our complete portfolio vision as the Adaptive Network™. The Adaptive Network emphasizes a programmable network infrastructure, software control and automation capabilities, network analytics and intelligence, and related advanced services. By transforming network infrastructures into a dynamic, programmable environment driven by automation and analytics, network operators can realize greater business agility, dynamically adapt to changing end-user service demands and rapidly introduce new revenue-generating services. They can also gain valuable real-time network insights, allowing them to optimize network operation and maximize the return on their network infrastructure investment.
Access to SEC Reports
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
Industry Background

Network Traffic Growth and Increased Capacity Requirements
The markets in which we sell are dynamic and are characterized by a high rate of change. Optical networks – which carry video, data and voice traffic by encoding digital information on multiple wavelengths of light traveling across fiber optic cables – have experienced strong traffic growth. This network traffic growth is being driven by a diverse set of communications services that often require on-demand service levels by their enterprise and consumer end users:
•Cloud-Based Services. Enterprises and consumers continue to replace locally-housed computing and storage by adopting a broad array of innovative cloud-based models – including Platform as a Service (PaaS), Software as a Service (SaaS) and Infrastructure as a Service (IaaS) – and an expanding range of cloud-based services that host key applications, store data, enable the viewing and downloading of content, and utilize on-demand computing resources.
•Over-the-Top (“OTT”) Services and Video Streaming. OTT content refers to video, multimedia and other applications provided directly from the content source to the viewer or end user across a third-party network. Traffic from streaming and OTT services, including high definition and ultra-high definition video, has expanded with the increased availability of, and end-user demand for, video content accessible through a variety of devices and media.
•Mobile Traffic and Applications. Traffic from mobile web applications, including video, internet and data services, has expanded with the continued proliferation of smartphones and other wireless devices. Because much of wireless traffic ultimately travels across a wireline network to reach its destination, growth in mobile communications continues to place demands upon wireline networks, including the backhaul and fronthaul portions of networks emanating from cell sites.
Emerging services and applications are further impacting or expected to impact network infrastructures, particularly at the edge of networks, where increased computing power and automation are required to meet the quality of experience required by end users. These include:
•5G Mobile Networks. Fifth-generation wireless broadband (“5G”) technology is expected to enable meaningful increases in bandwidth and performance, enabling emerging applications and services that 4G/LTE networks cannot support. To fully capitalize on these opportunities, network operators will need to consider the demands 5G technology will place on their wireline infrastructures, including through the addition of additional cell sites as part of the network densification efforts that are paving the way for 5G implementation.
•Fiber Deep. Similar to 5G, Fiber Deep is a network densification initiative by cable and multiservice operators that seeks to push more digital fiber closer to the end user and to increase potential bandwidth, computing capability and data speeds to homes and enterprises, while at the same time decreasing power, space and operating costs.
•Internet of Things (“IoT”). As networked connections between devices and servers grow, machine-to-machine-related traffic (“M2M”) is expected to represent an increasing portion of traffic. These connections allow sharing of data that can be monitored and analyzed, including in smart grid applications, health care and safety monitoring, resource and inventory management, home entertainment, consumer appliances, connected transportation and other M2M data applications.
•Ultra-High Definition Video (“UHD”) and Virtual Reality (“VR”) and Augmented Reality (“AR”). UHD video and the advent of immersive technologies like VR, AR and 360° video are likely to place further capacity and capability demands on networks as adoption of these technologies grows. Consumer electronics industries are rapidly advancing these technologies and making them more widely available and affordable to consumers.
•Edge Computing. Immersive cloud services and gaming using AR and VR technologies require a low latency environment to provide the required user experience. We expect network operators to increase the number and capabilities of edge computing locations to allow these latency-sensitive workloads to be processed closer to users, which may affect network topologies and traffic patterns.
•Machine Learning (“ML”) and Artificial Intelligence (“AI”). As broad foundational technologies that increase network intelligence and improve automation, ML and AI enable improvements in network planning, operations, user experience and trouble resolution. We believe that adoption of these technologies will continue to increase as the IoT expands and additional services are created, and therefore that ML and AI will serve as drivers of further network traffic and solutions innovation.

We believe that increased adoption of these services and applications and their performance requirements will further increase network traffic and place additional service challenges on network infrastructures, requiring network operator investment in both core infrastructure networks and metro, access and aggregation networks.
Transition to Programmable Automated Networks
Many networks are still managed through legacy provisioning, inventory management, planning and fulfillment systems, and are predominantly static, or require a higher degree of manual intervention. To address growing service demands and better manage network costs, network operators are looking to adopt next-generation infrastructures that are programmable in real-time, can be accessed and configured via common open interfaces, and are better capable of leveraging data for automation. To bridge the gap between the operational realities of today and the more responsive network infrastructures of the future, we expect network operators to pursue strategies that include additional hardware programmability and software-centric strategies that emphasize one or more of the following:
•Closed Loop Automation. Network operators are seeking to reduce network operating costs and better leverage analytics, automation and control capabilities to automate end-to-end service creation and delivery. Closed loop automation is a continuous cycle of communications between the network hardware infrastructure and software elements to analyze network conditions, traffic demands, and resource availability and to determine the best placement of traffic for optimal service quality and resource utilization.
•Software-Defined Networking (“SDN”). SDN seeks to simplify networks to create more open environments that ease management, support automation and quickly deliver customized services to end users, by enabling individual network elements to be directly programmable by standards-based software control. This results in end-to-end visibility of network flows, enabling the optimization of traffic paths and the control of data flows through a network.
•Network Function Virtualization (“NFV”). NFV is the separation of network services or capabilities from the physical network assets that traditionally provide these services or capabilities to end users. Network operators are increasingly looking for solutions like NFV, which enables network functions through software that runs on industry-standard servers and network and storage platforms, in order to reduce their dependence on single-purpose hardware and accelerate the time to market for new revenue-generating services.
We believe that adoption of these strategies, and the related evolution of core network and metro and access network infrastructures, will require network operators and their network solutions vendors to increasingly look to utilize an ecosystem of physical and virtual network resources. We expect that these network architectural approaches, in turn, will drive increased openness and interoperability of multi-vendor, multi-domain network environments, requiring an increased degree of cooperation, collaboration and interoperability among networking solutions vendors.
Industry Consolidation
Our industry has experienced significant consolidation in recent years among our competitors, customers and suppliers alike. To drive scale and market share gains, and to meet the intense investment capacity required to keep pace with technology innovation, there has been increased acquisition activity among competing vendors of networking solutions. Among our customers, there have been significant horizontal and vertical consolidation activities by communications service providers and cable operators, with several such operators acquiring media and content companies. Customer consolidation can increase their purchasing power and has in the past resulted in delays or reductions in network spending due to changes in strategy or leadership, the timing of regulatory approvals and debt burdens associated with such transactions. Further, significant consolidation among component suppliers, including in the semiconductor space, may reduce the number of independent suppliers and could create supply challenges affecting our pricing or supply volumes. Consolidation activity across our industry can create opportunities and challenges for our business. We expect this trend to continue, and it may have a significant impact on the entire industry, including our competitive landscape and the range of sales opportunities for vendors and their supply chains.
Different Approaches to Design and Procure Network Infrastructure Solutions
Network operators are pursuing a diverse range of approaches, or “consumption models,” in their design and procurement of network infrastructure solutions. In addition to purchasing fully integrated network solutions including hardware, software and services from the same vendor, new consumption models include the procurement or use of:
•a fully integrated hardware solution from one vendor with the separate use of a network operator’s own software or another vendor’s SDN-based control;

•integrated photonic line systems with open interfaces from one vendor and the separate or “disaggregated” procurement of modem technology from a different vendor; and
•open source software in concert with or as an alternative to integrated, proprietary third-party software solutions.
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
The consumption models that ultimately emerge and their level of adoption will depend in significant part on the circumstances and strategies of certain network operators. While the adoption of these approaches has been limited to date, we expect that continued customer consideration of a variety of consumption models will require network operators and vendors alike to assess, and possibly broaden, their offerings and commercial models over time, thereby placing a premium on a vendor’s ability to provide robust network solutions with the maximum amount of flexibility and choice.
Strategy
Our strategy is to leverage our technology leadership, diversification and global scale to drive the profitable growth of our business. Key elements of this strategy include:
Extend Innovation Leadership and Grow our Networking Platforms and Services Businesses. We are focused on using our significant research and development investment capacity to push the pace of innovation in our markets and provide leading offerings that leverage our Adaptive Network vision to make our customers’ networks more adaptive through further advances in programmable hardware, analytics, and control and automation. In fiscal 2020, we brought to market our fifth-generation coherent modem technology capable of delivering 800 gigabits of capacity per second over a single wavelength. We are growing our Networking Platforms business by addressing fast-growing markets and applications. For example, we are advancing our Converged Packet Optical portfolio for applications in data center interconnection and submarine networks, and bringing to market and seeking adoption for our footprint-optimized WaveLogic 5 Nano (WL5n) 100G-400G coherent pluggable transceivers. We are also developing Packet Networking solutions with enhanced IP/Ethernet capabilities to expand our addressable market into additional next-generation metro and access applications, including packet routing, aggregation and switching, 5G cross-haul, Fiber Deep, and edge computing. To support our enhanced hardware offering, we are growing our attached services business to include broader service offerings and engagements involving network migration and optimization and multi-vendor network integration.

Embrace Multiple Consumption Models and Promote Choice. As network operators pursue diverging consumption models, we intend to offer a range of networking solutions across those models to drive the evolution of next-generation network infrastructures and to promote choice in our markets. We are currently seeking to make our technology available in both integrated systems and pluggable form factors that address a range of technical and economic requirements of network operators pursuing differing consumption models. Specifically, we are currently pursuing these two distinct product development paths for our next-generation coherent optical chipset to enable this range of solutions, and, in fiscal 2021 we expect to introduce our WaveLogic 5 Nano 100G-400G coherent pluggable transceivers for next-generation access, metro, regional and data center interconnect network applications. Separately, through our Optical Microsystems business we are pursuing sales opportunities that leverage our WaveLogic technology as a “merchant modem” – the combination of an optical chipset or application-specific integrated circuit (ASIC) with other key optical components and sold independently of integrated systems. Merchant modem vendors often sell their modem technology in the form of an optical module or pluggable to a variety of market participants, including other original equipment manufacturers with whom we compete. By addressing multiple consumption models, we seek to secure a larger portion of the world’s optical network wavelengths, expand our addressable market and access new customer verticals and applications. We expect this may require us to continue to broaden our existing product offering beyond traditional hardware systems and to expand our commercial models over time.

Increase Adoption of Blue Planet Automation Software Platform. We seek to promote broader adoption of our Blue Planet Automation Software, highlighting its ability to transform network operations and management and reduce the need for manual intervention in key operational processes. In so doing, we believe that Blue Planet can help customers with large-scale software and IT-led OSS transformations by transitioning legacy networks into “service ready” networks, accelerating the creation, delivery and lifecycle management of new, cloud-based services. We are also investing in Blue Planet-related services and seek to use insights from common business, operational and networking challenges to position our Blue Planet solutions as the means by which to achieve the digital network transformation sought by our customers.

Focus Diversification on High-Growth Applications and Customer Segments. We believe that the continued diversification of our business is important to address the dynamic industry environment in which we operate, to continue to grow our business, and to better withstand potential slowdowns adversely affecting particular geographies, markets or customer segments. A key part of our strategy is to continue to diversify our solutions offerings, customer base and geographic reach to address fast-growing applications and markets. Our go-to-market strategy seeks to capture additional market share with existing customers and emerging network operators, and to displace competitors, particularly in international markets.
Customers and Markets
We sell our product and service solutions through direct and indirect sales channels to network operators in the following customer and market segments:
•Communications Service Providers. Our communications service provider customers include regional, national and international wireline and wireless carriers.
•Web-scale Providers. Our “Web-scale” provider customers – also often referred to in the market as hyper-scale providers – include internet content providers and providers of internet services and infrastructure, including data centers, cloud networking, storage infrastructure and web hosting services. These providers are focused on applications such as search, social media, video, real-time communications and cloud-based service offerings, as well as other emerging network services. As significant purchasers of capacity on submarine networks and from communications service providers on a global basis, these customers can also influence networking solution alternatives by those network operators.
•Cable and Multiservice Operators (MSO). Our customers include regional, national and international cable and multiservice operators.
•Submarine Network Operators. Our customers include service providers, Web-scale providers and consortia operators of submarine communications networks across the globe.
•Enterprises. Our enterprise customers include large, multi-site commercial organizations, including participants in the financial, health care, transportation, utilities, energy and retail industries.
•Government, Research and Education. Our government customers include federal and state agencies in the United States as well as international governmental entities. Our research and education customers include research and education institutions around the world, as well as communities or consortia, including leaders in research, academia, industry and government.
Products and Services
Networking Platforms
Our Networking Platforms segment consists of our Converged Packet Optical and Packet Networking portfolios.
Converged Packet Optical. Our Converged Packet Optical portfolio includes a range of hardware networking products and solutions that use our WaveLogic coherent optical technology and are optimized for the convergence of coherent optical transport, Optical Transport Network (“OTN”) switching and packet switching.
Our 6500 Packet-Optical Platform provides a flexible and scalable dense wavelength division multiplexing (“DWDM”) solution that adds capacity to core, regional, metro and submarine networks and enables efficient transport at high transmission speeds. This platform provides leading coherent wavelength capacities, from 40G to 800G, along with multi-layer control plane capabilities for scale and service differentiation. This platform, which includes several chassis sizes and a comprehensive set of line cards optimized for individual services or applications, can be used throughout the network, from customer premises to access and metropolitan networks, regional and core networks, and submarine cable landing sites.
Our Waveserver® family of products consists of stackable interconnect platforms that allow network operators to scale bandwidth and support high-bandwidth interconnect applications, such as high-speed data transfer, content delivery, virtual machine migration and disaster recovery/backup between data centers. Waveserver is a specialized, compact platform that is purpose-built for addressing data center and other space-constrained environments using a small footprint and low power design. With its management interfaces and open APIs, Waveserver is easy to operate and to integrate into existing networks and facilitates deployment of on-demand cloud and high-capacity connectivity services.

Our 6500 Reconfigurable Line System (RLS) is a compact, simple-to-deploy, photonic layer solution that improves scalability, reduces footprint, and offers more flexibility and programmability. Its applications include long-haul and metro data center interconnection and metro and access network modernization and simplification. It provides highly dense remote optical add/drop multiplexing features and amplifier configurations that enable network operators to react to unpredictable traffic requirements by scaling connectivity and capacity.
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
Our entrance into the market for merchant modem opportunities remains in the early stages. As such, revenue has not been significant to date. Sales of our Optical Microsystems products are reflected within the Converged Packet Optical product line of our Networking Platforms segment.
Packet Networking. Our Packet Networking portfolio includes products and solutions that enable next-generation metro, access and aggregation networks, including solutions that allow customers to simplify their network designs while delivering new, revenue-generating services. These products route, aggregate and switch packet-based traffic to support such applications as IP services, Ethernet business services, mobile cross-haul, converged haul and services, and Fiber Deep, as well as ongoing network infrastructure scaling. Our Packet Networking products form a key element of our Adaptive IP solution, which leverages the Adaptive Network vision and our Blue Planet Automation Software to deliver end-to-end IP-based services in a more simplified and modular manner than traditional router-based IP network designs. Adaptive IP at the programmable infrastructure layer is built upon the latest generation of our Service Aware Operating System (SAOS) within our Packet Networking platforms, which adds IP capabilities targeted towards 5G, IP VPN services and Fiber Deep applications. Our Packet Networking products enable operators to achieve improved network cost effectiveness, including reduced costs associated with power and space, as compared to more complex, traditional IP routing network designs.
Our 3900 family of Service Delivery Platforms and our 5000 family of Service Aggregation Platforms support network access and aggregation and have been principally deployed to support IP and Ethernet business services and wireless front haul, backhaul and mid-backhaul applications. Our 3900 family of platforms are purpose-built to fit small, medium and large customer sites as well as multi-tenant office and residential buildings and edge office or outside plant applications. They also allow customers to migrate toward software-based networking and services based on NFV. Our 5000 family provides aggregation to fill higher capacity links within both the metro access and aggregation tiers of networks, allowing operators to reduce the number of router assets required in the core and to better implement edge cloud architectures.
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
Platform Software and Services
Our software offerings also include our Platform Software, which provides domain control management, analytics, data and planning tools to assist customers in managing our Networking Platforms products in their networks. Our Platform Software includes:
•Manage, Control and Plan (“MCP”). MCP software provides SDN-based domain control of our next-generation packet and optical solutions, unifying fault, configuration, accounting, performance and security (FCAPS) management of our multi-layer network infrastructure, with service management and online network planning. MCP integrates with and simplifies network operators’ business processes and lifecycle operations – including equipment commissioning, service provisioning, assurance and performance monitoring.
•OneControl Unified Management System. OneControl is an integrated network and service management solution that supports certain of our Networking Platform products. OneControl offers end-to-end service creation, activation and assurance, and visualization of performance information for network health status. OneControl enables management functions, including network inventory, network element configuration backup, software delivery and security administration.

•Platform Software Services. To complement our Platform Software portfolio, we offer a range of related services that include software subscription services, consulting, network migration and integration, installation and upgrade support services, and technical support relating to our Platform Software offerings. These services are focused on enabling our customers to operate their Ciena networks most efficiently, and to modernize their operations.
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
Blue Planet Automation Software and Services
Our Blue Planet Automation Software is a comprehensive, micro-services, standards-based open software suite that enables customers to implement large-scale software and IT-led OSS transformations by transforming legacy networks into “service ready” networks, accelerating the creation, delivery and lifecycle management of new, cloud-based services. Our Blue Planet Automation Software solutions also allow service providers to drive optimization and increased automation of their network and IT infrastructures, reducing costs and enabling a more predictive, autonomous network. A number of applications can be deployed on this software platform, either individually or in any combination, including:
•Multi-Domain Service Orchestration (MDSO). Network infrastructures are comprised of multiple technology layers and domains – such as the data center, cloud, metro, access and core networks – and it is often complex for network operators to offer end-to-end services in this environment. Blue Planet enables service orchestration across multiple physical and virtual network domains, multiple layers (Optical, Ethernet, IP and Mobile) and multiple hardware and software vendors.
•Inventory (“BPI”). By integrating or “federating” data from multiple inventory systems and presenting it in a single dynamic view, BPI allows real-time visibility into the topology and status of network and service resources from end to end. Integrating with legacy operation support systems (“OSS”), BPI helps network providers simplify key operational processes such as service fulfillment, network planning and service assurance.
•Route Optimization and Analysis (“ROA”). ROA combines routing, traffic and performance analytics for real-time monitoring of IP services across the cloud. These capabilities enable troubleshooting of latent or transient network problems and modeling to predict the impact of network infrastructure, service and workload changes to build more resilient networks.
•NFV Orchestration (“NFVO”). Blue Planet provides NFV management and orchestration capabilities for creating and managing virtualized network functions and data center resources. NFVO uses an open, vendor-agnostic approach that allows network operators to select and scale those virtual network functions (VNFs) they wish to offer to customers.
•Unified Assurance & Analytics (“UAA”). UAA leverages multi-layer/multi-domain assurance and AI-powered analytics to provide insights into the health and performance of network resources and services, ensuring an end-customer quality of experience and availability to meet dynamic service demands.
•Blue Planet Services. To complement our software portfolio, we offer a range of related services that include professional services for solution customization and OSS integration, software and solution support services, consulting and design, and technical support relating to our software offerings. These services are focused on enhancing network automation and network analytics, enabling multi-vendor integration and support, and implementing programmable multi-domain next-generation networks.
The Blue Planet Automation Software portfolio when used together allows operators to fulfill services rapidly and to meet end-customer quality-of-experience expectations via an entire services lifecycle approach, thus accelerating network operators towards their vision of self-healing and self-optimizing closed loop automation. Our entrance into the market relating to these software automation capabilities remains in the early stages and, as such, revenue from our Blue Planet Automation Software and Services segment continues to represent a relatively small portion of our total revenue.
Global Services
To complement our Networking Platforms portfolio, we offer a broad suite of value-added services that help our customers to build, improve and operate their networks. We believe that our services offerings and our close collaboration with our customers provide us with valuable insight into the network and business challenges they face, allowing us to provide services to meet their desired business outcomes. We have undertaken a multi-year transformation process to enhance our service delivery capability, reorganizing our resources into regional service delivery functions to better serve our customers, and streamlining our services cost structure and portfolio. At the same time, we have broadened our services platform to include additional advanced networking services, including network migration, optimization and multi-vendor service capabilities. Through these transformation initiatives, we have improved the cost model of our services offering and have driven greater business value for our customers.
Our Global Services portfolio includes a range of offerings to meet customer needs and maximize their network infrastructure investment throughout the network lifecycle. These include:
•Build. Services that ensure proper planning, design, installation, deployment and implementation of communications networks;
•Improve. Services that maintain and support network infrastructures and consulting and network design services to enhance network performance or migrate to next-generation infrastructures; and
•Operate. Services that maintain or monitor network infrastructure operations.
We also provide a portfolio of training services and provide these and the services above using a combination of our internal services resources, technical support engineers, and qualified and authorized third-party service partners.
Product Development
To remain competitive, we must continually invest in and enhance our solutions offerings, adding new features and functionality and ensuring alignment with market demand. Our product development efforts seek to design and bring to market solutions that leverage our Adaptive Network vision to make our customers’ networks more adaptive through further advances in programmable hardware, analytics, and control and automation. Through our development efforts, we seek to enable network operators to achieve improved economics and return on their network infrastructure investment, including with respect to price for performance, power consumption, space requirements, service enablement, and lifecycle operating costs. Our approach is also focused on designing products that address a range of emerging consumption models for networking solutions. Our current development efforts are focused on:
•Reinforcing our coherent optical leadership with continued development that advances reach, transmission speed and spectral efficiency;
•Executing on parallel innovation paths for the next generation of our modem technology – including our WaveLogic 5 Nano and its pluggable form factors;
•Extending the IP/Ethernet capabilities of our Packet Networking solutions to support mobile network cross-haul, edge cloud, and network densification and virtualization initiatives, such as 5G and Fiber Deep;
•Pursuing development to address different consumption models, including our pluggable and merchant modem development initiatives;
•Enhancing our Adaptive Network vision through advances in hardware programmability and software-based domain control, automation and analytics through MCP and purpose-built applications.

Our research and development efforts are also geared toward portfolio optimization and engineering changes intended to drive product and manufacturing cost reductions across our platforms.
We regularly review our existing solutions offerings and prospective development of new components, features or products in order to determine their fit within our portfolio and broader corporate strategy. We also assess the market demand, technology evolution, prospective return on investment and growth opportunities, as well as the costs and resources necessary to develop and support these products. To ensure that our product development investments and solutions offerings are closely aligned with market demand, we continually seek input from customers and promote collaboration among our product development, marketing and sales organizations. In some cases, where we seek to utilize or gain access to complementary or emerging technologies or solutions, we may obtain technology through an acquisition or, alternatively, through initiatives with third parties pursuant to technology licenses, original equipment manufacturer (OEM) arrangements and other strategic technology relationships or investments. In addition, we participate in industry and standards organizations and, where appropriate, incorporate information from these affiliations throughout the product development process.
Sales and Marketing
Our Global Sales and Marketing organization includes a direct sales presence that is organized geographically around the following markets: (i) the United States, Canada, the Caribbean and Latin America (“Americas”); (ii) Europe, Middle East and Africa (“EMEA”); and (iii) Asia Pacific, Japan and India (“APAC”). Within each geographic area, we maintain specific teams or personnel that focus on a particular region, country, customer or market vertical, or portfolio. These teams include sales management, account salespersons and sales engineers, as well as services professionals and commercial management personnel, who ensure that we maintain a high-touch, consultative relationship with our customers.
We also maintain a global partner program that involves resellers, systems integrators, service providers and other third-party distributors who market and sell our products and services. We utilize these third-party channel partners to market and sell our solutions into specific geographies, applications or customer verticals. We believe there are opportunities to leverage these relationships to expand our addressable market, while at the same time reducing the financial and operational risk of entering additional markets. For third parties in our Ciena Partner Network, we maintain a code of conduct that is available on our website and that sets forth our expectations for the high standards of ethical and legally compliant conduct we require of them in supporting our business.
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
We utilize a sourcing strategy that emphasizes global procurement of materials and product manufacturing in lower cost regions. We rely upon third-party contract manufacturers, including those with facilities in Canada, Mexico, Thailand and the United States, to manufacture, support and ship our products, and therefore are exposed to risks associated with their businesses, financial condition and the geographies in which they operate, including political risk and changes in tax and trade policy involving such countries. We also rely upon contract manufacturers and other third parties to perform design and prototype development, component procurement, full production, final assembly, testing and distribution operations. Our manufacturers procure components necessary for assembly and manufacture of our products based on our specifications, approved vendor lists, bills of materials and testing and quality standards. Our manufacturers’ activity is based on rolling forecasts that we provide to them to estimate demand for our products. We work closely with our manufacturers and suppliers to manage material, quality, cost and delivery times, and we continually evaluate their services to ensure performance on a reliable and cost-effective basis. Generally, our agreements with our supply chain and contract manufacturers are frame agreements against which we place purchase orders and do not represent long-term commitments.
We currently use distribution partners to fulfill and deliver our products. We believe that our sourcing, manufacturing and distribution strategies allow us to conserve capital, lower costs of product sales, adjust quickly to changes in market demand and operate without dedicating significant resources to manufacturing-related plant and equipment.
We continue to focus on a range of initiatives that seek to optimize our operations, improve our resiliency, and drive cost reductions. We seek to balance these goals through our sourcing and supply chain strategy, outsourcing and use of lower cost geographies. Our efforts also include process optimization initiatives, such as vendor-managed inventory, and other operational models and strategies designed to drive improved efficiencies in our sourcing, production, logistics and fulfillment.
We actively work with our third-party vendors and business partners to promote socially responsible business practices within our own business and those within our global supply chain. To that end, we have adopted the principles set forth in the Responsible Business Alliance (“RBA”) Code of Conduct. The RBA Code of Conduct establishes standards to ensure working conditions in the electronics industry, or industries in which electronics are a key component, and its supply chains are safe, that workers are treated with respect and dignity, and that business operations are environmentally responsible and conducted ethically. We promote these principles and require our suppliers to adhere to these same standards. We also publish a Corporate Social Responsibility Report, which includes more detail about our efforts to promote responsible business practices.
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
Competition
Competition among networking solution vendors remains intense on a global basis. The markets in which we compete are characterized by rapidly advancing technologies, frequent introduction of new solutions and aggressive selling efforts, including using significant pricing pressure to displace incumbent vendors and capture market share. Competition for sales of networking solutions, including our Networking Platforms and Platform Software and Services, is dominated by a small number of very large, multi-national companies. Our competitors include Huawei, Nokia, Cisco, Juniper Networks and ZTE. As compared to us, many of these competitors have substantially greater financial, operational and marketing resources, significantly broader product offerings and more established relationships with service providers and other customer segments. Because of their scale and resources, they may be perceived to be a better fit for the procurement or network strategies of larger network operators. We also continue to compete with several smaller but established companies that offer one or more products that compete directly or indirectly with our offerings or whose products address specific niches within the markets and customer segments we address. These competitors include Infinera, ADVA and Ribbon Communications. We also compete with a number of companies that provide significant competition for a specific product, application, service, customer segment or geographic market.

Keeping pace with the market’s demands for technology innovation requires considerable research and development investment capacity. As a result, some of our competitors, both large and small, have chosen to rely upon merchant modem technology developed by and procured from third-party providers, including NTT Electronics (NEL), Inphi (which has agreed to be acquired by Marvell Technology Group) and Acacia Communications (which has agreed to be acquired by Cisco). We may compete with these providers, either indirectly as a result of their technology being a key enabling technology for our competitors or an alternative consumption model such as “whitebox” technology, or directly in merchant modem sales opportunities.
As we promote our corporate strategy and seek increased customer adoption of our Blue Planet Automation Software, we expect to compete more directly with software vendors and traditional IT services vendors. Competitors for our Blue Planet Automation Software include Cisco, Nokia, Amdocs, Netcracker and Ericsson.
Across our markets and segments, the principal competitive factors can include, among others:
•the ability to meet business needs and drive successful outcomes;
•functionality, speed, capacity, scalability and performance of network solutions;
•price for performance, cost per bit and total cost of ownership of network solutions;
•incumbency and strength of existing business relationships;
•technology roadmap and forward innovation capacity;
•time-to-market in delivering products and features;
•company stability and financial health;
•ability to offer comprehensive networking solutions, consisting of hardware, software and services;
•flexibility and openness of platforms, including ease of integration, interoperability and integrated management;
•ability to offer solutions that accommodate a range of different consumption models;
•operating costs, space requirements and power consumption of network solutions;
•software and network automation capabilities;
•manufacturing and lead-time capability; and
•services and support capabilities.
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

Department of Commerce added additional Huawei affiliates to the Entity List, confirmed the expiration of a temporary general license applicable to Huawei, and amended the foreign direct product rule under the U.S. Export Administration Regulations in a manner that significantly expanded its application to Huawei. Separately, the U.S. has taken steps to restrict federal agencies from doing business with, and U.S. wireless carriers from using federal subsidies to buy equipment from, Huawei and ZTE. The U.S. has also encouraged other governments to consider similar restrictions. These actions have resulted in escalating tensions between the United States and China and introduce a risk that the Chinese government may take additional steps to retaliate against U.S. industries or companies.
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
Patents, Trademarks and Other Intellectual Property Rights
The success of our business and technology leadership depends significantly on our proprietary and internally developed technology. We rely upon the intellectual property protections afforded by patents, copyrights, trademarks and trade secret laws to establish, maintain and enforce rights in our proprietary technologies and product branding. We regularly file applications for patents and have a significant number of patents in the United States and other countries where we do business. As of December 1, 2020, we had approximately 2,000 issued patents and more than 500 pending patent applications worldwide.
Enforcing proprietary rights, especially patents, can be costly, and we cannot be certain that the steps that we are taking will detect, prevent, or minimize the risks of all unauthorized use. The industry in which we compete is characterized by rapidly changing technology, a large number of patents, and frequent claims and related litigation regarding patent and other intellectual property rights. We have been subject to several claims related to patent infringement, and we have been requested to indemnify customers pursuant to contractual indemnity obligations relating to infringement claims made by third parties. Intellectual property infringement assertions could cause us to incur substantial costs, including settlement costs and legal fees in the defense of related actions. If we are not successful in defending these claims, our business could be adversely affected.
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
Governmental Regulations
Environmental Matters
Our business and operations are subject to environmental laws in various jurisdictions around the world, including the Waste Electrical and Electronic Equipment (WEEE) and Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) regulations adopted by the European Union (the “EU”). We are also subject to disclosure and related requirements that apply to the presence of “conflict minerals” in our products or supply chain. We seek to operate our business in compliance with applicable laws relating to the materials and content of our products and product takeback and recycling. Environmental regulation is increasing, particularly outside of the United States, and we expect that our domestic and international operations may be subject to additional environmental compliance requirements, which could require us to incur additional costs. To date, our compliance actions and costs relating to environmental regulations have not resulted in a material cost or effect on our capital expenditures, earnings or competitive position.
Our innovation efforts and our environmental sustainability initiatives are closely linked. Our product development efforts focus on allowing network operators to continually “do more with less.” We promote environmental sustainability through our efforts to improve the energy efficiency per gigabit of throughput in our high-performance networking solutions, as well as our initiatives to improve power, space and cooling requirements, and to reduce the total number of network elements required to operate a network. We pursue opportunities to minimize the resource impacts in our product design and sourcing, and to assess and improve efficiencies over the life cycle of our products, including packaging and distribution, and end-of-life reuse, refurbishment, and recycling. We make CDP climate change and water disclosures and are a member of the RBA. We have adopted, and seek to ensure that our key direct suppliers adopt, the standards and principles set forth in the RBA Code of Conduct.
Other Regulations

As a company with global operations, we are subject to complex foreign and U.S. laws and regulations, including trade regulations, tariffs, import and export regulations, anti-bribery and corruption laws, antitrust or competition laws, data privacy laws, such as the EU General Data Protection Regulation (the “GDPR”), and environmental regulations, among others. We have policies and procedures in place to promote compliance with these laws and regulations. To date, our compliance actions and costs relating to these laws, rules and regulations have not resulted in a material cost or effect on our capital expenditures, earnings or competitive position. Government regulations are subject to change, and accordingly we are unable to assess the possible effect of compliance with future requirements or whether our compliance with such regulations will materially impact our business in the future. For further discussion of how government regulations may affect our business, see the related discussion in “Risk Factors – Risks Related to Intellectual Property, Litigation, Regulation and Government Policy.”
People and Culture
Our technology solutions are developed, provided, marketed, sold and supported by the talented individuals that make up our 7,032 person global workforce as of October 31, 2020. We understand that our industry and innovation leadership is ultimately rooted in people. Competition for qualified personnel in the technology space is intense, and our success depends in large part on our ability to recruit, develop and retain a productive and engaged workforce. Accordingly, investing in our employees and their wellbeing, offering competitive compensation and benefits, and adopting progressive human capital management practices constitute a core element of our corporate strategy.
As a strategic imperative for our business, our Board of Directors oversees management’s design and execution of our “people strategy.” This strategy seeks to ensure that we continue to attract and retain the talent necessary to execute on our business plans, and that we have programs, initiatives, rewards and recognition that are well aligned and support these goals. As part of this strategy, during fiscal 2020, our executive leadership team developed and we launched to our employees our “People Promise,” which focuses on fostering a workplace environment where our employees are empowered, feel included and have an opportunity to make a difference through their work at Ciena. In doing so, we seek to cultivate for employees a culture of vibrancy, belonging and happiness, while enabling us to be an attractive employer of choice within our markets. To that end, our people strategy is focused on the following:
•Support Employee Wellbeing and Engagement. We prioritize supporting the overall wellbeing of our employees from a physical, emotional, financial and social perspective. We also regularly seek input from employees, including through broad employee satisfaction surveys and pulse surveys on specific issues, intended to assess our degree of success in promoting an environment where employees are engaged, satisfied, productive and possess a strong understanding of our business goals. Our global wellbeing program includes a long-standing practice of remote and flexible working arrangements, flexible paid time off in the U.S. and Canada, life planning and retirement readiness programming, wellness platforms and expense reimbursement benefits, fitness challenges and rewards, 24x7 crisis support and employee assistance program, and mental health coaching.
•Offer Competitive Compensation and Ensure Pay Equity. We strive to ensure that our employees receive competitive, fair and transparent compensation and innovative benefits offerings, including by conducting gender pay fairness assessments, tying incentive compensation to both business and individual performance, offering competitive parental and adoption leave, providing meaningful retirement benefits, maintaining an employee stock purchase plan, and providing broader access to equity compensation, which we pushed deeper into the organization in fiscal 2019 and 2020.
•Promote Belonging through Diversity and Inclusion Initiatives. We promote an inclusive and diverse workplace, where all individuals are respected and feel they belong regardless of their age, race, national origin, gender, religion, disability, sexual orientation or gender identity through recruiting outreach, internal networking and resource groups, inclusivity networks, and mentoring programs.
•Provide Programs for Employee Recognition. We also offer rewards and recognition programs to our employees, including awards to recognize employees who best exemplify our core values, “applause” and spot awards to recognize employee contributions, patent incentive and distinguished engineer awards, and awards recognizing employees who exemplify our commitment to our communities and volunteerism. We believe that providing these recognition programs helps drive strong employee performance.

•Create Opportunities for Growth and Development. We focus on creating opportunities for employee growth, development, training and education, including opportunities to cultivate talent and identify candidates for new roles from within the company, early in career and new graduate networking and development programs, management and leadership development programs, mentoring programs, and support for continuing education through tuition reimbursement.
•Promote Community Outreach and Support. We believe it is important to give back and promote community outreach and support through corporate giving, charitable matching, and employee volunteerism in the communities in which we live and work. Through our “Ciena Cares” community program, we provide corporate matching of employee charitable donations, flexible volunteering during work time, and corporate rewards for service hours that can be donated by employees.
Response to the COVID-19 Pandemic. In response to the COVID-19 pandemic, we have prioritized the safety of our employees and business partners, while continuing to support the needs of our customers and communities during this unprecedented period.
•Employees. We have temporarily closed our offices around the world, and they remain closed with limited exceptions or for a small number of employees in certain roles. We shifted from existing flexible working arrangements to a requirement that the vast majority of our employees work from home on a regular basis, using digital platforms and virtual collaboration tools to maintain productivity and to remain in contact with one another and our business partners. To support and protect our employees, we have also: instituted travel bans and restrictions; taken meaningful precautions in accordance with relevant guidelines to protect the health and safety of the small number of employees who need to be in offices, laboratory environments or at customer or partner sites to perform their roles; and adopted new employee benefits and wellbeing initiatives, including physical, emotional, mental, and social programming, global pandemic leave, work from home reimbursement, regular mental wellbeing sessions, morale initiatives, and new wellbeing platforms. In addition, we have adopted a comprehensive set of global site reopening guidelines, which specify the requirements for and limited circumstances under which we will consider reopening one or more of our offices during the ongoing pandemic.
•Community. We and our global workforce have undertaken a range of volunteering and charitable actions to support our neighbors, communities and front-line health care workers during this challenging time. Examples include: enhancing by three times our corporate charitable matching program for employee donations and volunteering; donating personal protective equipment; and 3-D printing and designing face shields and components for health care workers. We have also created a new community initiative focused on promoting digital inclusion, providing greater opportunities for underserved students through access, technology and digital skills, and have undertaken joint community projects with business partners as part of this program.

Information About Our Directors and Executive Officers
The table below sets forth certain information concerning our directors and executive officers:

Name	Age	Position
Patrick H. Nettles, Ph.D.	77	Executive Chairman of the Board of Directors
Gary B. Smith	60	President, Chief Executive Officer and Director
Stephen B. Alexander	61	Senior Vice President and Chief Technology Officer
Rick L. Hamilton	49	Senior Vice President, Blue Planet Software
Scott A. McFeely	57	Senior Vice President, Global Products and Services
James E. Moylan, Jr.	69	Senior Vice President and Chief Financial Officer
Andrew C. Petrik	57	Vice President and Controller
Jason M. Phipps	48	Senior Vice President, Global Customer Engagement
David M. Rothenstein	52	Senior Vice President, General Counsel and Secretary
Mary Yang	52	Senior Vice President and Chief Strategy Officer
Hassan M. Ahmed, Ph.D. (1)(3)	62	Director
Bruce L. Claflin (1)(3)	69	Director
Lawton W. Fitt (2)	67	Director
Patrick T. Gallagher (1)(3)	65	Director
Devinder Kumar (2)	65	Director
T. Michael Nevens (2)	71	Director
Judith M. O’Brien (1)(3)	70	Director
Joanne B. Olsen (1)(3)	62	Director
_________________________________
(1)Member of the Compensation Committee
(2)Member of the Audit Committee
(3)Member of the Governance and Nominations Committee

Our Directors hold staggered terms of office, expiring as follows: Mr. Claflin, Mr. Gallagher and Mr. Nevens in 2021; Ms. Fitt, Mr. Kumar and Dr. Nettles in 2022; and Ms. O’Brien, Ms. Olsen and Mr. Smith in 2023. In June 2020, Dr. Ahmed was appointed to fill a newly created vacancy in Class III of the Board of Directors. Accordingly, he will stand for election at the 2021 Annual Meeting of Stockholders and, if elected by stockholders, his term of office will expire in 2024.
Patrick H. Nettles, Ph.D. has served as a Director of Ciena since April 1994 and as Executive Chairman of the Board of Directors since May 2001. From October 2000 to May 2001, Dr. Nettles was Chairman of the Board of Directors and Chief Executive Officer of Ciena, and he was President and Chief Executive Officer from April 1994 to October 2000. Dr. Nettles serves as a Trustee for the California Institute of Technology. Dr. Nettles also serves on the board of directors of The Progressive Corporation, a publicly traded company. Dr. Nettles previously served on the boards of directors of Axcelis Technologies, Inc., where he was independent chairman of the board, Apptrigger, Inc., which was formerly known as Carrius Technologies, Inc., and Optiwind Corp, and previously served as a Trustee for the Georgia Tech Foundation, Inc.
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
Jason M. Phipps joined Ciena in 2002 and has served as Senior Vice President, Global Customer Engagement (formerly titled Senior Vice President, Global Sales and Marketing) since February 2017. Mr. Phipps is responsible for Ciena’s global sales organization and its marketing and communications functions. From January 2014 to February 2017, Mr. Phipps served as Vice President and General Manager, North America Sales, during which time he also oversaw the Global Partners & Channels practice, and from March 2011 to December 2013 he served as Vice President, Global Sales Operations. Mr. Phipps has also previously held a number of sales and marketing leadership positions with Ciena.
David M. Rothenstein joined Ciena in January 2001 and has served as Senior Vice President, General Counsel and Secretary since November 2008. Mr. Rothenstein served as Vice President and Associate General Counsel from July 2004 to October 2008 and previously as Assistant General Counsel.
Mary Yang joined Ciena in April 2020 as Senior Vice President and Chief Strategy Officer. Prior to joining Ciena, she served as Vice President of Corporate and Business Development at NIO from 2016 to 2020. From 2014 to 2016, she served as Vice President of Corporate Development and Strategic Alliances at Fortinet.
Hassan M. Ahmed, Ph.D. has served as a Director of Ciena since June 2020. Dr. Ahmed most recently served as Chairman of the Board and Chief Executive Officer of Affirmed Networks, which was acquired by Microsoft in April 2020. Before founding Affirmed Networks in 2010, he was a senior advisor at Charles River Ventures. From 1998 to 2008, Dr. Ahmed served as Chairman and Chief Executive Officer of Sonus Networks. Prior to that time, he served in various executive roles at Ascend Communications, Cascade Communications and Analog Devices. He also served as President and founder of WaveAccess, and founded and served as director of the VLSI Systems Group of Motorola Codex. Dr. Ahmed previously served as Associate Professor of Electrical, Computer and Systems Engineering and Associate Professor of Finance at Boston University. Dr. Ahmed currently serves on the boards of directors of Vesper Technologies, Inc. and Oxefit, Inc., both private companies.
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
Lawton W. Fitt has served as a Director of Ciena since November 2000. From October 2002 to March 2005, Ms. Fitt served as Director of the Royal Academy of Arts in London. From 1979 to October 2002, Ms. Fitt was an investment banker with Goldman Sachs & Co., where she was a partner from 1994 to October 2002. Ms. Fitt currently serves on the boards of directors of The Carlyle Group Inc., The Progressive Corporation, where she serves as Chairperson of the Board, and Micro Focus International PLC, all publicly traded companies. Ms. Fitt also serves as a director or trustee of several non-profit organizations. Ms. Fitt previously served on the boards of directors of ARM Holdings PLC and Thomson Reuters Corporation.
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
Devinder Kumar has served as a Director of Ciena since August 2019. Mr. Kumar currently serves as Senior Vice President, Chief Financial Officer and Treasurer of AMD, a publicly traded company, in which capacity he is responsible for their global finance organization as well as global corporate services and facilities. He was appointed Chief Financial Officer in January 2013 and Treasurer in April 2015. Since he joined AMD in 1984, Mr. Kumar has progressed through several leadership positions in corporate accounting and corporate finance, including serving as interim CFO, corporate controller and assistant treasurer. He also spent 10 years in Asia as financial controller for AMD Penang and group finance director for AMD’s Manufacturing Services Group across Singapore, Thailand, China and Malaysia.
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
Judith M. O’Brien has served as a Director of Ciena since July 2000. From November 2012 until her retirement in December 2019, Ms. O’Brien served as a partner and head or co-head of the Emerging Company Practice Group at the law firm of King & Spalding. Ms. O’Brien served as Executive Vice President and General Counsel of Obopay, Inc., a provider of mobile payment services, from November 2006 through December 2010. From February 2001 until October 2006, Ms. O’Brien served as a Managing Director at Incubic Venture Fund, a venture capital firm. From August 1980 until February 2001, Ms. O’Brien was a lawyer with Wilson Sonsini Goodrich & Rosati, where, from February 1984 to February 2001, she was a partner specializing in corporate finance, mergers and acquisitions, and general corporate matters. Ms. O’Brien serves on the boards of directors of privately held companies Theatro Labs, Inc., MagicCube, Inc., and LightDeck Diagnostics, Inc. Ms. O’Brien also previously served on the boards of directors of Adaptec, Inc. and Inform, Inc.
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
Risks Related to Our Business and Industry
The COVID-19 pandemic has impacted our business and results of operation and could have a material adverse effect on our business, results of operations and financial condition in the future.
On January 30, 2020, the World Health Organization (the “WHO”) declared a global emergency due to the outbreak of COVID-19, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. Unprecedented actions have been taken by governments globally to try to contain the pandemic, such as travel bans and restrictions, business closures, social distancing measures, quarantines and shelter-in-place orders. This pandemic and the countermeasures to contain the virus have caused economic and financial disruptions globally, including in most of the regions in which we sell our products and services and conduct our business operations. In the second quarter of fiscal 2020, the COVID-19 pandemic adversely impacted our financial results and business operations, primarily due to supply chain disruptions, limitations on customer fulfillment activity and our level of success in obtaining new customers or selling into recent customer design wins on their original timelines. During the third and fourth quarters of fiscal 2020, our order volumes declined significantly from previous quarters and were meaningfully below revenue during the second half of fiscal 2020 as we experienced a more cautious customer spending and customer delays in operationalizing network projects that we anticipated. The magnitude and duration of disruption from the COVID-19 pandemic, and its impact on global business activity and our business and operations remains uncertain and could worsen.

Employees

As a result of the COVID-19 pandemic, we have temporarily closed Ciena offices globally, implemented travel restrictions and withdrawn from industry events. Our transition to a work from home policy for most of our employees could impact the ability of our employees to advance research and development projects as efficiently or productively as they could in a lab environment or office setting. The extent and duration of ongoing workplace restrictions and limitations, particularly in sites with significant headcount, could adversely impact our operations and our ability to execute on strategic imperatives for our business. Continued restrictions on travel and limitations on interaction with customers, such as field and lab trials, may impact our sales and marketing activities, including our ability to secure new customers, to qualify and sell new products, or to grow sales with customers where or with whom we do not have a longer-standing supply relationship, such as within international markets and for our Blue Planet Automation Software and Services segment and our Packet Networking product line.

Supply Chain

Also as a result of the COVID-19 pandemic, we have experienced some disruption and delays in our global supply chain and related operations. We rely on third-party manufacturing operations in Canada, Mexico, Thailand and the United States. We also rely on a global component supply network involving many vendors and countries throughout the world. During the second quarter of fiscal 2020, some of our component suppliers – particularly those with facilities in China and Malaysia – experienced challenges related to COVID-19 that resulted in temporary closures or reductions of supply capacity. During the second half of fiscal 2020, we took a number of steps, some of which remain ongoing, including multi-sourcing and pre-ordering components and finished goods inventory, in an effort to reduce the impact of the adverse supply chain conditions we experienced. However, there can be no assurance that these efforts will be successful or that supply chain disruptions will not continue, or worsen, in the future. Limits on manufacturing availability or capacity, or delays in production or delivery of components or raw materials, due to COVID-related restrictions could delay or inhibit our ability to obtain supply of components and produce finished goods. If the COVID-19 pandemic worsens, it could also result in further disruptions or restrictions on our ability to source, manufacture or distribute our products, including temporary closures of our key manufacturing facilities or the facilities of our suppliers and their manufacturers. If we experience more pronounced disruptions in our operations, we may experience constrained supply that may materially adversely impact our business and results of operations in future periods.

Services and Customer Fulfillment

We have experienced some disruption in our ability to provide installation, professional and fulfillment services to customers during the COVID-19 pandemic. These disruptions have resulted from site access limitations, limited customer availability, project delays or re-prioritization by customers, travel bans and restrictions on movement or gatherings. We have also experienced transportation disruptions, such as reduced availability of air transport, port closures, and increased border controls or closures. These conditions have also made it more challenging to execute and adversely impacted the timing of customer plans to operationalize newer projects and recent customer design wins, primarily in international markets. We expect these conditions to persist in the short-term, adversely impacting our revenue and results of operations. If any of these logistics or transportation disruptions persist for longer periods or worsen, our operations and ability to meet customer demand could be materially adversely affected. Our customers have also experienced, and may continue to experience, disruptions in their operations, which can result in delayed, reduced, or canceled orders, and increased collection risks, and which may adversely affect our results of operations.

Demand for Products and Services

We experienced a dynamic demand environment during fiscal 2020. During the second quarter of fiscal 2020, we experienced higher than typical orders for our products and services among a concentrated set of larger customers with whom we had existing positions as a supplier. At that time, we believed that some portion of these orders likely reflected short-term purchasing behaviors based on customer-specific considerations in the face of the pandemic, including: customer concerns about future continued availability of supply; implementation of customer business continuity actions; our desire for increased visibility into expected demand; customer consumption of their existing inventory or spare equipment; additional network capacity requirements; acceleration of capital spending; and, possibly, increased bandwidth demands being placed on networks due to the pandemic. During the third and fourth quarters of fiscal 2020, our order volumes declined significantly from previous quarters, particularly with our communications service provider and cable operator customers. With respect to these customer segments in particular, we believe that this greater capital expenditure restraint stems from the deferral or re-prioritization of certain new network initiatives and continued uncertainty associated with the impact of the pandemic and economic uncertainty upon their enterprise business segments. As a result, our quarterly order volumes were meaningfully below revenue during the second half of fiscal 2020, challenging our visibility and the outlook for our orders and revenue in future periods. In the near-term, we expect this more cautious spending environment to continue into fiscal 2021 and we expect these conditions to continue to adversely affect our order volumes and revenue in the short term. In addition, as our customers and their customers evaluate the ways in which networks and working environments will change even after the pandemic subsides, there may be long-lasting changes in customer behaviors and needs, including the end users of our customers, which may impact the demand for our products and services in the long-term.

Market and Economic Conditions

Our business and operating results depend significantly on general market and economic conditions. Market volatility and weakness in the regions in which we operate have previously resulted in sustained periods of decreased demand for our products and services, which has adversely affected our operating results. Macroeconomic and market conditions could be adversely affected by a variety of political, economic or other factors, including long-term factors emerging from the effects of the pandemic in the United States and international markets, which could in turn adversely affect spending levels of our customers and their end users, and could create volatility or deteriorating conditions in the markets in which we operate. Due to our concentration of revenue in the United States, and the increasing concentration of our customers experienced during fiscal 2020, we would expect to incur a more significant impact from any adverse change in the capital spending environment or macroeconomic or market weakness in the United States.

As a result of continued economic uncertainty stemming from the pandemic, during the second half of fiscal 2020 we experienced a significant reduction in our order volumes, as compared to our revenue, and a reduction in our short-term outlook for our orders and revenue. We believe that ongoing concerns relating to the pandemic, and its impact on the enterprise business segments of our communications service provider and cable operator customers continue to adversely impact the velocity of business in general, with a particular impact on customer willingness and ability to initiate new network projects. We believe customers are exercising greater restraint in these projects, and more carefully prioritizing where and when to add network capacity. Delays in operationalizing new network projects that we anticipated have also adversely affected our expectations for revenue in the future. As a result of these dynamics, growth rates in our addressable markets slowed and the overall market growth was flat to down in 2020 as compared to 2019, which we expect to continue to adversely impact our revenue in the near term. We expect these market dynamics, including constrained customer spending and the decreased velocity of new business execution, to persist through at least the first half of fiscal 2021. If these dynamics persist for longer periods or worsen, our revenue and operating results could be materially adversely affected.

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

Other Factors

The situation relating to the COVID-19 pandemic and its potential effects on our business and financial results remains dynamic. The broader implications for our business and results of operations remain uncertain and will depend on many factors outside our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and enterprise and consumer behaviors. If these and other effects of the COVID-19 pandemic, including its effect on broader economies, financial markets and overall demand environment for our products, continues or worsens, it could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

The COVID-19 pandemic may also increase the likelihood and severity of other risks discussed in this “Risk Factors” section, including but not limited to risks related to competition, development of the market for and demand for our products, delays in the development and production of our products, reliance on third parties, our international scale, our exposure to currency exchange rate fluctuations and the credit risks of our customers and resellers, and volatility in the capital markets.

COVID-19-related restrictions on travel and gatherings could adversely impact our ability to compete for business, particularly with customers where we are not an incumbent supplier.

Competition for sales of communications networking equipment, software and services is intense on a global basis, as we and our competitors aggressively seek to capture market share and displace incumbent equipment vendors. Part of our strategy is to leverage our technology leadership and to aggressively capture additional market share and displace competitors, particularly with communications service providers internationally. This market share capture has been an important contributor to our growth in recent years. However, restrictions on travel and gatherings due to COVID-19 countermeasures have impacted, and are likely to continue to impact, our interaction with customers, and the timing of certain field and lab trials. Restrictions have also impacted, and are likely to continue to impact, our ability to carry out certain sales and marketing activities, and adversely impacted our ability to secure new customers, to qualify and sell new products, and to grow sales with customers where we do not have longer-standing supply relationships, including within our Blue Planet Automation Software and Services segment and our Packet Networking product line. If we fail to win new business or to compete successfully in our markets, our business and results of operations could suffer.
Our revenue, gross margin and operating results can fluctuate significantly and unpredictably from quarter to quarter.
Our revenue, gross margin and results of operations can fluctuate significantly and unpredictably from quarter to quarter. Our budgeted expense levels are based on our visibility into customer spending plans and our projections of future revenue and gross margin. Visibility into customer spending levels can be uncertain, spending patterns are subject to change, and reductions in our expense levels can take significant time to implement. A significant portion of our quarterly revenue is generated from customer orders received during that same quarter (which we refer to as “book to revenue”). Accordingly, our revenue for a particular quarter is difficult to predict, and a shortfall in expected orders in any given quarter can materially adversely affect our revenue and results of operations for that quarter or future quarterly periods. For example, our quarterly order volumes were meaningfully below revenue during the second half of fiscal 2020, challenging our visibility and the outlook for our orders and revenue in future periods. Additional factors that contribute to fluctuations in our revenue, gross margin and operating results include:

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
A significant portion of our revenue is concentrated among a small number of customers. For example, our ten largest customers contributed 54.5% of our revenue for fiscal 2020 and 59.3% of our fiscal 2019 revenue, and we have seen a further concentration in our orders during the second and third quarters of fiscal 2020. Historically, our largest customers by revenue principally consisted of large communications service providers. For example, AT&T accounted for approximately 10.6% of our revenue for fiscal 2020 and 10.9% of our revenue for fiscal 2019, and Verizon accounted for 12.9% of our revenue for fiscal 2019. As a result of efforts in recent years to diversify our business, the customer segments and geographies that comprise our customer base and top customers by revenue have changed. During fiscal 2020 and 2019, three Web-scale providers were among our top ten customers. Web-scale customers have been important contributors to our revenue through both our direct sales to them, including for data center interconnection, and their indirect impact on purchases by other network operators. Consequently, our financial results and our ability to grow our business are closely correlated with the spending of a relatively small number of customers. Our business and results of operations could be materially adversely impacted by the loss of a large customer within or outside of these customer segments as well as by reductions in spending or capital expenditure budgets, changes in network deployment plans or changes in consumption models for acquiring networking solutions by our largest customers.
There have been significant horizontal and vertical consolidation activities by communications service providers and cable operators, with several such operators acquiring media and content companies. Customer consolidation can increase customer purchasing power and has in the past resulted in delays or reductions in network spending due to changes in strategy or leadership, the timing of regulatory approvals and debt burdens associated with such transactions.
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
Generally, competition in our markets is based on any one or a combination of the following factors:
•the ability to meet customer business needs and drive successful outcomes;
•functionality, speed, capacity, scalability, performance, quality and reliability of solutions;
•price for performance, cost per bit and total cost of ownership of solutions;
•incumbency and strength of existing business relationships;
•ability to offer comprehensive networking solutions, consisting of hardware, software and services;
•time-to-market in delivering products and features;
•technology roadmap and forward innovation capacity and ability to deliver on network innovation;
•company stability and financial health;
•flexibility and openness of platforms, including ease of integration, interoperability and integrated management;
•ability to offer solutions that accommodate a range of emerging customer consumption models for network solutions;
•operating costs, space requirements and power consumption of network solutions;
•software and network automation and analytics capabilities;
•manufacturing and lead-time capability; and
•services and support capabilities.

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
The market for communications networking hardware and software solutions is characterized by rapidly evolving technologies, changes in market demand and increasing adoption of software-based networking solutions. We continually invest in research and development to sustain or enhance our existing hardware and software solutions and to develop or acquire new technologies including new software platforms. There is often a lengthy period between commencing these development initiatives and bringing new or improved solutions to market. Accordingly, there is no guarantee that our new products, including our Blue Planet Automation Software and Services, or enhancements to other solutions, will achieve market acceptance or that the timing of market adoption will be as predicted. As a result of the COVID-19 pandemic, technology preferences, customer demand and the markets for our solutions may move in directions that we had not anticipated. As a general matter, there is a significant possibility that some of our development decisions, including significant expenditures on acquisitions, research and development, or investments in technologies, will not meet our expectations, and that our investment in some projects will be unprofitable. There is also a possibility that we may miss a market opportunity because we failed to invest or invested too late in a technology, product or enhancement sought by our customers or the markets into which we sell. Changes in market demand or investment priorities may also cause us to discontinue existing or planned development for new products or features, which can have a disruptive effect on our relationships with customers. In addition, failure to develop, on a cost-effective basis, innovative new or enhanced solutions that are attractive to customers and profitable to us could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
A key part of our business strategy is to increase customer adoption of our Blue Planet Automation Software Platform. If the markets relating to software solutions for network automation, including service orchestration, route optimization, analytics and assurance, and SDN or NFV, do not develop as we anticipate, or if we are unable to commercialize, increase market awareness and gain adoption of our Blue Planet Automation Software and Services within those markets, revenue from our Blue Planet Automation Software and Services may not grow. We have a limited history in commercializing and selling these software solutions and have only recently acquired certain elements of our Blue Planet portfolio. Moreover, the market and competitive landscape for these solutions is dynamic, and it is difficult to predict important trends, including the potential growth, if any, of this market. If the market for these software solutions does not evolve in the way we anticipate or if customers do not adopt our Blue Planet Automation Software and Services, a key part of our strategy for growth would be adversely affected and our financial results may suffer.
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
We believe that network operators will continue to consider a variety of different consumption models. Many of these approaches are in their very early stages of development and evaluation, and the types of models and their levels of adoption will depend in significant part on the nature of the circumstances and strategies of particular network operators. Among our customers, AT&T, certain Web-scale providers and others are pursuing network strategies that emphasize enhanced software programmability, management and control of networks, and deployment of “white box” hardware. A number of network operators are pursuing the deployment of smaller form factor, pluggable modem technology, particularly within switching and routing solutions, as an alternative to integrated optical networking platforms. Other network operators, including certain of our Web-scale customers, are playing a leading role in the transition to software-defined networking or the standardization of communications network solutions. We believe that the potential for different approaches to the procurement of networking infrastructure will require network operators and vendors to evolve and broaden their existing solutions and commercial models over time. Adoption of a range of consumption models may also alter and broaden our competitive landscape to include other technology vendors, including routing vendors, component vendors and IT software vendors. If we are unable to adapt our business to these new consumption models and offer attractive solutions and commercial models that accommodate the range of consumption models ultimately adopted by our customers or within our markets, our business, competitive position and results of operations could be adversely affected.
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
To avoid delays and meet customer demand for shorter delivery terms, we place orders with our contract manufacturers and component suppliers based on forecasts of customer demand. In a number of cases these suppliers may require longer lead times for fulfillment than we have with our customers. Thus, our practice of buying inventory based on forecasted demand exposes us to the risk that our customers ultimately may not order the products we have forecast or will purchase fewer products than forecast. As a result, we may purchase inventory in anticipation of sales that ultimately do not occur. We regularly incur, on a quarterly basis, expense provisions against excess or obsolete inventory and may have difficulty forecasting inventory and customer spending. Moreover, our customer purchase agreements generally do not include any minimum purchase commitment and customers often have the right to modify, reduce or cancel purchase quantities. Our products are highly configurable, and certain new products have overlapping feature sets or application with existing products. Accordingly, it is increasingly possible that customers may forgo purchases of certain products we have inventoried in favor of a similar or newer product. We may also be exposed to inventory write-offs as a result of certain supply chain initiatives, including consolidation and transfer of key manufacturing activities. If we are required to write off or write down a significant amount of inventory, our results of operations for the applicable period would be materially adversely affected. Conversely, if we underestimate our demand, our contract manufacturers and component suppliers may have inadequate time, materials, or components required to manufacture our products. This could increase costs or delay or interrupt manufacturing of our products, resulting in delays in shipments and deferral or loss of revenues and could adversely impact customer satisfaction. See the risk factor above entitled “The COVID-19 pandemic has impacted our business and results of operation and could have a material adverse effect on our business, results of operations and financial condition in the future” for additional factors related to COVID-19 that could cause decreased visibility into customer demand.
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
We have a number of significant assets on our balance sheet as of October 31, 2020 and the value of these assets can be adversely impacted by factors related to our business and operating performance, as well as factors outside of our control. As of October 31, 2020, our balance sheet includes a $647.8 million net deferred tax asset. The value of our net deferred tax assets can be significantly impacted by changes in tax policy or our tax planning strategy. For example, the Tax Act required us to write down our net deferred tax assets by approximately $438.2 million in fiscal 2018. If any additional write downs are required, our operating results may be materially adversely affected.

As of October 31, 2020, our balance sheet also includes $310.8 million of goodwill. We test each reporting unit for impairment of goodwill on an annual basis and, between annual tests, if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. As of October 31, 2020, our balance sheet also includes $488.1 million in long-lived assets, which includes $96.6 million of intangible assets. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. These assumptions are used to forecast future, undiscounted cash flows on which our estimates are based. The value of our net deferred tax asset above may also be subject to change in the future, based on our actual or projected generation of future taxable income. If market conditions or our forecasts for our business or any particular operating segment change, we may be required to reassess the value of these assets. We could be required to record an impairment charge against our goodwill and long-lived assets or a valuation allowance against our deferred tax assets. Any write down of the value of these significant assets would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial write down or charge, our operating results would be materially adversely affected in such period.
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
The development and production of sophisticated hardware and software for communications network equipment is highly complex. Some of our products can be fully tested only when deployed in communications networks or when carrying traffic with other equipment, and software products may contain bugs that can interfere with expected performance. As a result, undetected defects or errors, and product quality, interoperability, reliability and performance problems are often more acute for initial deployments of new products and product enhancements. We have recently launched, and are in the process of launching, a number of new hardware and software offerings, including evolutions of our WaveLogic coherent optical modem technology, Packet Networking platforms and solutions targeting access and metro networks and data center interconnect applications. Unanticipated product performance problems can relate to the design, manufacturing, installation, operation and interoperability of our products. Undetected errors can also arise as a result of defects in components, software or manufacturing, installation or maintenance services supplied by third parties, and technology acquired from or licensed by third parties. From time to time we have had to replace certain components, provide software remedies or other remediation in response to defects or bugs, and we may have to do so again in the future. Remediation of such events could materially adversely impact our business and results of operations. In addition, we may encounter unanticipated security vulnerabilities relating to our products or the activities of our supply chain. Our products are used in customer networks transmitting a range of sensitive information and any actual or perceived exposure of our solutions to malicious software or cyber-attacks could adversely affect our business and results of operations. Product performance, reliability, security and quality problems may result in some or all of the following effects:
•damage to our reputation, declining sales and order cancellations;
•increased costs to remediate defects or replace products;
•payment of liquidated damages, contractual or similar penalties, or other claims for performance failures or delays;
•increased warranty expense or estimates resulting from higher failure rates, additional field service obligations or other rework costs related to defects;
•higher charges for increased inventory obsolescence;
•costs, liabilities and claims that may not be covered by insurance coverage or recoverable from third parties; and
•delays in recognizing revenue or collecting accounts receivable.
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
From time to time, we acquire or make investments in other technology companies, or enter into other strategic relationships, to expand the markets we address, diversify our customer base or acquire, or accelerate the development of, technology or products. To do so, we may use cash, issue equity that could dilute our current stockholders, or incur debt or assume indebtedness. Strategic transactions can involve numerous additional risks, including:

•failure to achieve the anticipated transaction benefits or the projected financial results and operational synergies;
•greater than expected acquisition and integration costs;
•disruption due to the integration and rationalization of operations, products, technologies and personnel;
•diversion of management attention;
•difficulty completing projects of the acquired company and costs related to in-process projects;
•difficulty managing customer transitions or entering into new markets;
•the loss of key employees;
•disruption or termination of business relationships with customers, suppliers, vendors, landlords, licensors and other business partners;
•ineffective internal controls over financial reporting;
•dependence on unfamiliar suppliers or manufacturers;
•assumption of or exposure to unanticipated liabilities, including intellectual property infringement or other legal claims; and
•adverse tax or accounting impact.
As a result of these and other risks, our acquisitions, investments or strategic transactions may not realize the intended benefits and may ultimately have a negative impact on our business, results of operation and financial condition.
Risks Relating to the Macroeconomic Environment and our Global Presence
Our business and operating results could be adversely affected by unfavorable changes in macroeconomic and market conditions and reductions in the level of spending by customers in response to these conditions.
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
Each of our customers has a unique set of circumstances, and it is unclear how macroeconomic and market conditions, including those created by COVID-19, may continue to impact their purchasing volumes or behaviors. Reductions in customer spending in response to unfavorable or uncertain macroeconomic and market conditions, globally or in a particular region where we operate, would adversely affect our business, results of operations and financial condition.

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
•significant changes to free trade agreements, trade protection measures, tariffs, export compliance, domestic preference procurement requirements, qualification to transact business and additional regulatory requirements; and
•natural disasters, acts of war or terrorism, and public health emergencies, including the COVID-19 pandemic.
Our international operations are subject to complex foreign and U.S. laws and regulations, including anti-bribery and corruption laws, antitrust or competition laws, data privacy laws, such as the GDPR, and environmental regulations, among others. In particular, recent years have seen a substantial increase in anti-bribery law enforcement activity by U.S. regulators, and we currently operate and seek to operate in many parts of the world that are recognized as having greater potential for corruption. Violations of any of these laws and regulations could result in fines and penalties, criminal sanctions against us or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in certain geographies, and significant harm to our business reputation. Our policies and procedures to promote compliance with these laws and regulations and to mitigate these risks may not protect us from all acts committed by our employees or third-party vendors, including contractors, agents and services partners. Additionally, the costs of complying with these laws (including the costs of investigations, auditing and monitoring) could adversely affect our current or future business.
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
Risks Related to Our Operations and Reliance on Third Parties
We may experience delays in the development and production of our products that may negatively affect our competitive position and business.
Our hardware and software networking solutions, including our coherent optical chipset, our WaveLogic modem technology and the components thereof, are based on complex technology, and we can experience unanticipated delays in developing, manufacturing and introducing these solutions to market. Delays in product development efforts by us or our supply chain may affect our reputation with customers, affect our ability to capture market opportunities and impact the timing and level of demand for our products. Among other things, we are currently extending our Packet Networking portfolio with additional IP features, and introducing new solutions within our Platform Software and Services and Blue Planet Automation Software and Services segments. Each step in the development cycle of our products presents serious risks of failure, rework or delay, any one of which could adversely affect the cost-effectiveness and timely development of our products. We may encounter delays relating to engineering development activities and software, design, sourcing and manufacture of critical components, and the development of prototypes. The development of new technologies may increase the complexity of supply chain management or require the acquisition, licensing or interworking with the technology of third parties. In addition, intellectual property disputes, failure of critical design elements and other execution risks may delay or even prevent the release of these products. If we do not successfully develop or produce products in a timely manner, our competitive position may suffer, and our business, financial condition and results of operations could be harmed.
We rely on third-party contract manufacturers, and our business and results of operations may be adversely affected by risks associated with their businesses, financial condition and the geographies in which they operate.
We rely on third-party contract manufacturers, including those with facilities in Canada, Mexico, Thailand, and the United States, to perform a substantial portion of our supply chain activities, including component sourcing, manufacturing, product testing and quality, and fulfillment and logistics relating to the distribution and support of our products. There are a number of risks associated with our dependence on contract manufacturers, including:

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
•changes in law or policy governing tax, trade, manufacturing, development and investment in the countries where we currently manufacture our products, including the World Trade Organization Information Technology Agreement or other free trade agreements;
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

We have experienced, and may experience in the future, consolidation among suppliers of our components. Significant consolidation among component suppliers, including in the semiconductor space, may reduce the number of independent suppliers, which can negatively impact our ability to access components or the price we have to pay for such components. Moreover, our access to necessary components could be adversely impacted by evolving competitive landscapes, converging solutions offerings and competition from component vendors, including those in our supply chain, who develop competing networking products for emerging consumption models, including pluggable modem technology or offerings based on “white box” hardware.

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
We rely on a number of third-party service partners, both domestic and international, to complement our global service and support resources. We rely on these partners for certain installation, maintenance and support functions. In addition, as network operators increasingly seek to rely on vendors to perform additional services relating to the design, construction and operation of their networks, the scope of work performed by our support partners is likely to increase and may include areas where we have less experience providing or managing such services. We must successfully identify, assess, train and certify qualified service partners in order to ensure the proper installation, deployment and maintenance of our products, as well as to ensure the skillful performance of other services associated with expanded solutions offerings, including site assessment and construction-related services. We must also assess and certify service partners in order to ensure their understanding of and willingness and ability to adhere to our Code of Business Conduct and Ethics, the RBA Code of Conduct, and ethical business practices. Vetting and certification of these partners can be costly and time-consuming, and certain partners may not have the same operational history, financial resources and scale as we have. Moreover, certain service partners may provide similar services for other companies, including our competitors. We may not be able to manage our relationships with our service partners effectively, and we cannot be certain that they will be able to deliver services in the manner or time required, that we will be able to maintain the continuity of their services, or that they will adhere to our approach to ethical business practices. We may also be exposed to a number of risks or challenges relating to the performance of our service partners, including:
•delays in recognizing revenue;
•liability for injuries to persons, damage to property or other claims relating to the actions or omissions of our service partners;
•our services revenue and gross margin may be adversely affected; and
•our relationships with customers could suffer.
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
Our future success and ability to maintain a technology leadership position depends upon our ability to recruit and retain the services of executive, engineering, sales and marketing, and support personnel. Competition to attract and retain highly skilled technical, engineering and other personnel with experience in our industry is intense, and our employees have been the subject of targeted hiring by our competitors. Competition is particularly intense in certain jurisdictions where we have research and development centers, including the Silicon Valley area of northern California, and we may experience difficulty retaining and motivating existing employees and attracting qualified personnel to fill key positions. There can be no assurance that the programs, initiatives, rewards and recognition that are part of our annual “people strategy” will be successful in attracting and retaining the talent necessary to execute on our business plans. Because we rely on equity awards as a significant component of compensation, particularly for our executive team, a lack of positive performance in our stock price, reduced grant levels, or changes to our compensation program may adversely affect our ability to attract and retain key employees. In addition, none of our executive officers is bound by an employment agreement for any specific term. We have a number of workforce planning initiatives underway and our failure to manage these programs effectively could result in the loss of key personnel. Similarly, the failure to properly manage the necessary knowledge transfer required from these employee transitions could impact our ability to maintain industry and innovation leadership. The loss of members of our management team or other key personnel, including due to COVID-19, could be disruptive to our business and, were it necessary, it could be difficult to replace such individuals. If we are unable to attract and retain qualified personnel, we may be unable to manage our business effectively, and our operations and financial results could suffer.
In addition, a number of our team members are foreign nationals who rely on visas or work-entry permits in order to legally work in the United States and other countries. Changes in government policy and global events such as pandemics may interfere with our ability to hire or retain personnel who require these visas or entry permits. For example, in response to the COVID-19 pandemic, the United States suspended entry of certain foreign nationals, which could impact our ability to attract, develop, integrate and retain highly skilled employees with appropriate qualifications from other countries. Numerous U.S. Embassies have suspended the processing of new visa applications for a period of time during 2020 due to COVID-19 related concerns impacting Embassy operations and staffing. In addition, on April 22, 2020, in a stated effort to protect Americans from competition from foreign workers during the COVID-19 pandemic, the U.S. President signed an executive order to pause for 60 days the issuance of immigrant visas issued at U.S. embassies to enter the United States, and on June 22, 2020 extended the pause and added restrictions on the issuance of several categories of temporary visas through at least the end of the calendar year, including restrictions on new H-1B visas for certain skilled workers and new L-1 visas for intracompany transfers of executives/managers and specialized knowledge persons such as those employed in information technology and engineering, subject to certain exceptions. Additional changes in immigration policy, including the implementation of restrictive interpretations by the U.S. Citizenship and Immigration Services of regulatory requirements for H-1B, L-1 and other U.S. work visa categories, may also adversely affect our ability to hire or retain key talent, which could have an impact on our business operations.
Risks Related to Intellectual Property, Litigation, Regulation and Government Policy
Our intellectual property rights may be difficult and costly to enforce.

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
We are subject to the risk that third parties may attempt to access, divert or use our intellectual property without authorization. Protecting against the unauthorized use of our products, technology and other proprietary rights is difficult, time-consuming and expensive, and we cannot be certain that the steps that we are taking will detect, prevent or minimize the risks of such unauthorized use. In addition, our intellectual property strategy must continually evolve to protect our proprietary rights in new solutions, including our software solutions. Litigation may be necessary to enforce or defend our intellectual property rights or to determine the validity or scope of the proprietary rights of others. Such litigation could result in substantial cost and diversion of management time and resources, and there can be no assurance that we will obtain a successful result. Any inability to protect and enforce our intellectual property rights could harm our ability to compete effectively.
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
We could be adversely affected by litigation, other proceedings or claims against us, as well as claims against our manufacturers, suppliers or customers, alleging infringement of third-party proprietary rights by our products and technology, or components thereof. Regardless of the merit of these claims, they can be time-consuming, divert the time and attention of our technical and management personnel, and result in costly litigation or otherwise require us to incur substantial costs, including legal fees. These claims, if successful, could require us to:
•pay substantial damages or royalties;
•comply with an injunction or other court order that could prevent us from offering certain of our products;
•seek a license for the use of certain intellectual property, which may not be available on commercially reasonable terms or at all;
•develop non-infringing technology, which could require significant effort and expense and ultimately may not be successful; and
•indemnify our customers or other third parties pursuant to contractual obligations to hold them harmless or pay expenses or damages on their behalf.
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

In the ordinary course of our business, we maintain on our network systems, and on the networks of our third-party providers, certain information that is confidential, proprietary or otherwise sensitive in nature. This information includes intellectual property, financial information and confidential business information relating to us and our customers, suppliers and other business partners. Companies in the technology industry have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access to networks or sensitive information. Our network systems and storage and other business applications, and the systems and storage and other business applications maintained by our third-party providers, have been in the past, and may be in the future, subject to attempts to gain unauthorized access, breach, malfeasance or other system disruptions. In some cases, it is difficult to anticipate or to detect immediately such incidents and the damage caused thereby. If an actual or perceived breach of security occurs in our network or any of our third-party providers’ networks, we could incur significant costs and our reputation could be harmed. In addition, the internet has experienced an increase in cyber threats during the COVID-19 pandemic in the form of phishing emails, malware attachments and malicious websites. While we work to safeguard our internal network systems and validate the security of our third-party providers to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches. We have been subjected in the past to a range of incidents including phishing, emails purporting to come from a company executive or vendor seeking payment requests, and communications from look-alike corporate domains. While these have not had a material effect on our business or our network security to date, security incidents involving access or improper use of our systems, networks or products could compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations. These security events could also negatively impact our reputation and our competitive position and could result in litigation with third parties, regulatory action, loss of business, potential liability and increased remediation costs, any of which could have a material adverse effect on our financial condition and results of operations.
We are a party to legal proceedings, investigations and other claims or disputes, which are costly to defend and, if determined adversely to us, could require us to pay fines or damages, undertake remedial measures or prevent us from taking certain actions, any of which could adversely affect our business.
In the course of our business, we are, and in the future may be, a party to legal proceedings, investigations and other claims or disputes, which have related and may relate to subjects including commercial transactions, intellectual property, securities, employee relations, or compliance with applicable laws and regulations. A description of certain of these types of matters can be found in Note 26 to our Consolidated Financial Statements in Item 8 of Part II of this report. Legal proceedings and investigations are inherently uncertain and we cannot predict their duration, scope, outcome or consequences. There can be no assurance that these or any such matters that have been or may in the future be brought against us will be resolved favorably. In connection with any government investigations, in the event the government takes action against us or the parties resolve or settle the matter, we may be required to pay substantial fines or civil and criminal penalties and/or be subject to equitable remedies, including disgorgement or injunctive relief. Other legal or regulatory proceedings, including lawsuits filed by private litigants, may also follow as a consequence. These matters are likely to be expensive and time-consuming to defend, settle and/or resolve, and may require us to implement certain remedial measures that could prove costly or disruptive to our business and operations. They may also cause damage to our business reputation. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
For example, the U.S. government has previously threatened to undertake a number of actions relating to trade with Mexico, including the closure of the border and the imposition of escalating tariffs on goods imported into the U.S. from Mexico. A substantial portion of our products are manufactured and distributed by third-party contract manufacturers in Mexico. If adopted, such actions could adversely impact our business and significantly disrupt our operations. These actions may also make our products less competitive in the United States and other markets. In addition, the U.S. government reached a new trade agreement with the Canadian and Mexican governments to replace the North American Free Trade Agreement (“NAFTA”) with the United States-Mexico-Canada Agreement (“USMCA”), which entered into force on July 1, 2020. There can be no assurance that the ongoing transition from NAFTA to the USMCA will not adversely impact our business or disrupt our operations.
In addition, our supply chain includes certain direct and indirect suppliers based in China who supply goods to us, our manufacturers or our third-party suppliers. Recently, there have been a number of significant geopolitical events, including trade tensions and regulatory actions, involving the governments of the United States and China. The U.S. government has raised tariffs, and imposed new tariffs, on a wide range of imports of Chinese products, including component elements of our solutions and certain finished goods products that we sell. China has retaliated by raising tariffs, and imposing new tariffs, on certain experts of U.S. goods to China. In May 2020, the U.S. introduced significant further restrictions limiting access to controlled U.S. technology to additional Chinese government and commercial entities, including certain of our competitors based in China. In August 2020, the U.S. Department of Commerce took further action against Huawei by adding additional Huawei affiliates to the Entity List, confirming the expiration of a temporary general license applicable to Huawei and amending the foreign direct product rule in a manner that represents a significant expansion of its application to Huawei. The situation involving U.S.-China trade relations remains volatile and uncertain and there can be no assurance that further actions by either country will not have an adverse impact on our business, operations and access to technology, or components thereof, sourced from China.
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
In December 2017, the FCC voted to roll back its 2015 order regulating broadband internet service providers as telecommunications service carriers under Title II of the Telecommunications Act. This decision, which was reaffirmed and updated in October 2020 following a partial remand and reversal by the U.S. Court of Appeals for the District of Columbia Circuit, repeals net neutrality regulations that prohibit blocking, degrading or prioritizing certain types of internet traffic and restores the light touch regulatory treatment of broadband service in place prior to 2015. Although the FCC’s initial decision has preempted state jurisdiction on net neutrality, the U.S. Court of Appeals decision vacated the specific preemption provision in the 2017 order. At least two states, Montana and New York, took executive action directed at reinstating aspects of the FCC’s 2015 order even prior to the U.S. Court of Appeals decision. In addition, in September 2018, California passed legislation that seeks to reestablish net neutrality. Changes in regulatory requirements or uncertainty associated with the regulatory environment could delay or serve as a disincentive to investment in network infrastructures by network operators, which could adversely affect the sale of our products and services. Similarly, changes in regulatory tariff requirements or other regulations relating to pricing or terms of carriage on communications networks could slow the development or expansion of network infrastructures and adversely affect our business, operating results, and financial condition.
In October 2019, the Supreme Court of India ruled against an industry group of India service providers in a long-standing dispute over the calculation of license and other regulatory fees owing to India’s Department of Telecommunications. The ruling has resulted in the possibility of significant near-term liability among these service providers, which include our customers, for amounts owing to India’s Department of Telecommunications in relation to these revenue-based license fees along with certain penalties and interest. There can be no assurance that this ruling, the resulting license fee interpretation and amounts owing, will not adversely affect spending by these customers or our business or sales in India.
Separately, certain of our Web-scale customers have been the subject of regulatory and other government actions, including inquiries and investigations, formal or informal, by competition authorities in the United States, Europe and other jurisdictions. In July 2019, the U.S. Department of Justice announced that it would commence an antitrust review into significant online technology platforms, and in September 2019, various state attorneys general announced antitrust investigations involving certain technology companies. In addition, certain committees of the U.S. Congress have recently held hearings and pursued investigations to consider the businesses associated with these platforms, their impact on competition, and their conduct. There can be no assurance that these government actions will not adversely impact the network spending, procurement strategies, or business practices of our Web-scale customers in a manner adverse to us.
The effects of the United Kingdom’s withdrawal from membership in the European Union remain uncertain.
In June 2016, the UK held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit,” in March 2017, notified the EU that it intended to exit as provided in Article 50 of the Treaty on European Union, and on January 31, 2020, the UK formally withdrew from the EU. The terms of the withdrawal were subject to contentious negotiations that created significant uncertainty about the future relationship between the UK and the EU, and negotiations about the future trading relationship between the UK and EU continue during a transition period that expires on December 31, 2020. It is possible that the level of economic activity in this region will be adversely impacted by Brexit and that there will be increased regulatory and legal complexities, including those relating to tax, trade, security and employees. Such changes could be costly and potentially disruptive to our operations and business relationships in these markets. Economic uncertainty related to Brexit, including volatility in global stock markets and currency exchange rates, could adversely impact our business. In addition, there is a risk that the UK and the EU will fail to reach any agreement during the transition period on the terms of their future trading relationship, which has resulted in additional uncertainty and could lead to further costs and disruptions. While we have adopted certain operational and financial measures to reduce the risks of doing business internationally, we cannot ensure that such measures will be adequate to allow us to operate without disruption or adverse impact to our business and financial results in the affected regions.

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
Our future effective tax rates could be subject to volatility or adversely affected by changes in tax laws, regulations, accounting principles, or interpretations thereof. The impact of income taxes on our business can also be affected by a number of items relating to our business. These may include estimates for and the actual geographic mix of our earnings; changes in the valuation of our deferred tax assets; the use or expiration of net operating losses or research and development credit arrangements applicable to us in certain geographies; and changes in our methodology for transfer pricing, valuing developed technology or conducting intercompany arrangements. On December 22, 2017, the Tax Act was signed into law and introduced significant changes to U.S. federal corporate tax law. These changes include a reduction to the federal corporate income tax rate, the current taxation of certain foreign earnings, the imposition of base-erosion prevention measures which may limit the deductions relating to certain intercompany transactions, and possible limitations on the deductibility of net interest expense or corporate debt obligations. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates that are based on then current interpretations of the Tax Act and could be affected by changing interpretations of the Tax Act, as well as additional legislation and guidance around the Tax Act. Any refinements to tax estimates are difficult to predict and could impact our financial results. We are also subject to the continuous examination of our income tax and other returns by the Internal Revenue Service and other tax authorities and have a number of such reviews underway at any time. It is possible that tax authorities may disagree with certain positions we have taken and an adverse outcome of such a review or audit could have a negative effect on our financial position and operating results. There can be no assurance that the outcomes from such examinations, or changes in our effective tax rates, will not have an adverse effect on our business, financial condition and results of operations.
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
Risks Related to Our Common Stock, Indebtedness and Investments
Our stock price is volatile.
Our common stock price has experienced substantial volatility in the past and may remain volatile in the future. Volatility in our stock price can arise as a result of a number of the factors discussed in this “Risk Factors” section. During fiscal 2020, our closing stock price ranged from a high of $60.99 per share to a low of $34.50 per share. The stock market has experienced significant price and volume fluctuation that has affected the market price of many technology companies, with such volatility often unrelated to the operating performance of these companies. Divergence between our actual results and our forward-looking guidance for such results, the published expectations of investment analysts, or the expectations of the market generally, can cause significant swings in our stock price. Our stock price can also be affected by market conditions in our industry as well as announcements that we, our competitors, vendors or our customers may make. These may include announcements by us or our competitors of financial results or changes in estimated financial results, technological innovations, the gain or loss of customers, or other strategic initiatives. Our common stock is also included in certain market indices, and any change in the composition of these indices to exclude our company would adversely affect our stock price. These and other factors affecting macroeconomic conditions or financial markets may materially adversely affect the market price of our common stock in the future.
Outstanding indebtedness under our senior secured credit facilities may adversely affect our liquidity and results of operations and could limit our business.
We are a party to credit agreements relating to a $300 million senior secured asset-based revolving credit facility and an outstanding senior secured term loan with approximately $687.8 million repayable at maturity in fiscal 2025. The agreements governing these credit facilities contain certain covenants that limit our ability, among other things, to incur additional debt, create liens and encumbrances, pay cash dividends, redeem or repurchase stock, enter into certain acquisition transactions or transactions with affiliates, repay certain indebtedness, make investments, or dispose of assets. The agreements also include customary remedies, including the right of the lenders to take action with respect to the collateral securing the loans, that would apply should we default or otherwise be unable to satisfy our debt obligations.
Our indebtedness could have important negative consequences, including:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing, particularly in unfavorable capital and credit market conditions;
•debt service and repayment obligations that may adversely impact our results of operations and reduce the availability of cash resources for other business purposes;
•limiting our flexibility in planning for, or reacting to, changes in our business and the markets; and
•placing us at a possible competitive disadvantage to competitors that have better access to capital resources.

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
The operation of our business requires significant capital. We have accessed the capital markets in the past and have successfully raised funds, including through the issuance of equity, convertible notes and other indebtedness, to increase our cash position, support our operations and undertake strategic growth initiatives. We regularly evaluate our liquidity position, debt obligations and anticipated cash needs to fund our long-term operating plans, and we may consider it necessary or advisable to raise additional capital or incur additional indebtedness in the future. If we raise additional funds through further issuance of equity or securities convertible into equity, or undertake certain transactions intended to address our existing indebtedness, our existing stockholders could suffer dilution in their percentage ownership of our company or our leverage and outstanding indebtedness could increase. Global capital markets have undergone periods of significant volatility and uncertainty in the past, and there can be no assurance that such financing alternatives will be available to us on favorable terms or at all, should we determine it necessary or advisable to seek additional capital. See the risk factor above entitled “The COVID-19 pandemic has impacted our business and results of operation and could have a material adverse effect on our business, results of operations and financial condition in the future” for additional factors related to COVID-19 that could impact the volatility of capital markets.

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Overview. As of October 31, 2020, all of our properties are leased, and we do not own any real property. We lease facilities globally related to the ongoing operations of our business segments and related functions. Our principal executive offices are located in one building in Hanover, Maryland.
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
Hanover, Maryland Headquarters Lease. We entered into an agreement dated November 3, 2011, with W2007 RDG Realty, L.L.C. relating to a 15-year lease of office space for our corporate headquarters in Hanover, Maryland, consisting of an agreed-upon rentable area of 105,614 square feet.
Ottawa Leases. On October 23, 2014, Ciena Canada, Inc. entered into an 18-year lease agreement for the office building located at 5050 Innovation Drive, Ottawa, Canada, consisting of a rentable area of 170,582 square feet. In addition, on April 15, 2015, Ciena Canada, Inc. entered into a 15-year lease agreement for two new office buildings adjacent to the building at 5050 Innovation Drive, located at 383 and 385 Terry Fox Drive, Ottawa, Canada, consisting of a rentable area of approximately 255,000 square feet.
Gurgaon Leases. On August 13, 2020, Ciena India Pvt. Ltd. extended our rental agreement for five years for an office building located at Plot No. 13, Echelon Institutional Sector 32, Gurgaon, which is adjacent to another building rented by Ciena India Pvt. Ltd., located at Plot No. 14, Echelon Institutional Sector 32, Gurgaon. The Gurgaon offices consist of a rentable area of 282,580 square feet.
For additional information regarding our lease obligations, see Note 17 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report.

Item 3. Legal Proceedings

The information set forth under the heading “Litigation” in Note 26 to our Consolidated Financial Statements in Item 8 of Part II of this report, is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.
PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) Our common stock is traded on the New York Stock Exchange under the stock symbol “CIEN.”
As of December 11, 2020, there were approximately 845 holders of record of our common stock and 154,564,349 shares of common stock outstanding. We have never paid cash dividends on our capital stock. We currently intend to retain earnings for use in our business, and we do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph
The following graph shows a comparison of cumulative total returns for an investment in our common stock, the S&P North American Technology-Multimedia Networking Index and the Russell 1000 from October 31, 2015 to October 31, 2020. The Russell 1000 index comprises the stocks representing the 1,000 largest publicly traded American companies as measured by market capitalization. The S&P North American Technology-Multimedia Networking Index comprises stocks in the S&P Total Market Index that are classified under the Global Industry Classification Standard communications equipment sub-industry. This graph is not deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933, as amended, or the Exchange Act.
Assumes $100 invested in Ciena Corporation, the S&P North American Technology-Multimedia Networking Index and the Russell 1000, respectively, on October 31, 2015 with all dividends reinvested at month-end.
(b) Not applicable.
(c) Not applicable.

Item 6. Selected Consolidated Financial Data
The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the notes thereto included in Item 8, “Financial Statements and Supplementary Data” in Part II of this annual report. We have a 52 or 53-week fiscal year, which ends on the Saturday nearest to the last day of October in each year, with quarters ending on the Saturday nearest to the last day of January, April, July and October, respectively for each year. Fiscal 2020, 2019, 2017 and 2016 each consisted of 52 weeks, and fiscal 2018 consisted of 53 weeks. Effective the second quarter of fiscal 2020, we changed the presentation of reporting for our financial statements and notes thereto to reflect the actual dates on which fiscal years ended. Because these dates can change from period to period, for consistency purposes, We previously presented such information indicating that our fiscal years ended on October 31 and our quarters ended on January 31, April 30, July 31 and October 31. This change, affecting only the presentation of such information, was made on a prospective basis and it does not impact comparability of previous financial results. References to prior reported periods have been changed to reflect the actual period end dates of November 2, 2019, November 3, 2018, October 28, 2017, and October 29, 2016 for periods reported herein.

	Year Ended (in thousands, except per share data)
	October 31, 2020 (1) (2) (3) (4)	November 2, 2019 (1) (3) (4)	November 3, 2018 (1) ) (2) (4) (5)	October 28, 2017	October 29, 2016
Revenue	$3,532,157	$3,572,131	$3,094,286	$2,801,687	$2,600,573
Gross profit	$1,652,891	$1,542,066	$1,314,690	$1,245,786	$1,161,576
Income from operations	$486,964	$346,766	$229,946	$214,722	$156,169
Provision (benefit) for income taxes	$94,670	$59,756	$493,471	$(1,105,827)	$14,134
Net income (loss)	$361,291	$253,434	$(344,690)	$1,261,953	$72,584
Basic net income (loss) per common share	$2.34	$1.63	$(2.40)	$8.89	$0.52
Diluted net income (loss) per potential common share	$2.32	$1.61	$(2.49)	$7.53	$0.51
Weighted average basic common shares outstanding	154,287	155,720	143,738	141,997	138,312
Weighted average diluted potential common shares outstanding	155,955	157,612	143,738	169,919	150,704
Net cash provided by operating activities	$493,654	$413,140	$229,261	$234,882	$289,520
Cash used for repurchase of common stock - repurchase program	$74,535	$150,076	$110,981	$—	$—

Cash, cash equivalents and investments	$1,321,517	$1,023,999	$953,374	$969,429	$1,143,035
Deferred tax asset, net	$647,805	$714,942	$745,039	$1,155,104	$1,116
Total assets	$4,180,917	$3,893,346	$3,756,523	$3,951,711	$2,873,575
Short-term and long-term debt, net	$683,286	$687,406	$693,450	$935,981	$1,253,682
Total liabilities	$1,671,320	$1,720,585	$1,827,189	$1,815,369	$2,107,234
Stockholders’ equity	$2,509,597	$2,172,761	$1,929,334	$2,136,342	$766,341

(1) See Note 21 to our Consolidated Financial Statements in Item 8 of Part II of this report for information regarding the share repurchase program authorized by our Board of Directors.
(2) See Note 3 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for additional information regarding the acquisitions of Packet Design, LLC (“Packet Design”) on July 2, 2018, DonRiver Holdings, LLC (“DonRiver”) on October 1, 2018, and Centina Systems, Inc. (“Centina”) on November 2, 2019.
(3) See Note 18 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for additional information regarding changes in our short-term and long-term debt.
(4) See Note 20 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for additional information regarding changes in our weighted average basic and diluted potential common shares outstanding.
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
At the beginning of fiscal 2020, we adopted ASC 842, a new accounting standard related to leases, which requires right-of-use ("ROU") assets and lease liabilities to be recorded on the balance sheet for leases, on a modified retrospective basis, such that related amounts in prior periods have not been restated. See Note 1 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for the impact of this adoption. No other factors materially affected the comparability of the information presented above.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our “Selected Consolidated Financial Data” and consolidated financial statements and notes thereto included elsewhere in this annual report.

Overview

We are a networking systems, services and software company, providing solutions that enable a wide range of network operators to deploy and manage next-generation networks that deliver services to businesses and consumers. We provide hardware, software and services that enable the transport, routing, switching, aggregation, service delivery and management of video, data and voice traffic on communications networks. Our solutions are used by communications service providers, cable and multiservice operators, Web-scale providers, submarine network operators, governments, enterprises, research and education institutions and emerging network operators.

Our solutions include Networking Platforms, including our Converged Packet Optical and Packet Networking portfolios, which can be applied from the network core to end-user access points, and which allow network operators to scale capacity, increase transmission speeds, allocate traffic and adapt dynamically to changing end-user service demands. Our Converged Packet Optical portfolio includes products and solutions that support the connection of content to content and users to content, including in long haul and regional, submarine and data center interconnect networks. Our Packet Networking portfolio includes products and solutions that enable next-generation metro, access and aggregation networks, connecting users to content in applications that include 5G, mobile backhaul, virtualization and enterprise services.

To complement these solutions, we offer Platform Software, which provides management, domain control and specialized applications that automate network lifecycle operations, including provisioning equipment and services, network data, analytics and policy-based assurance to achieve closed loop automation across multi-vendor and multi-domain network environments. Through our Blue Planet® Software suite, we enable customers to transform their business and operations support systems (“OSS”) through software-based automation of their network and IT infrastructures. To complement our hardware and software products, we offer a broad range of services that help our customers build, operate and improve their networks and associated operational environments, including network optimization and migration offerings.

We refer to our complete portfolio vision as the Adaptive Network. The Adaptive Network emphasizes a programmable network infrastructure, software control and automation capabilities, network analytics and intelligence, and related advanced services. By transforming network infrastructures into a dynamic, programmable environment driven by automation and analytics, network operators can realize greater business agility, dynamically adapt to changing end-user service demands and rapidly introduce new revenue-generating services. They can also gain valuable real-time network insights, allowing them to optimize network operation and maximize the return on their network infrastructure investment.
Impact of the COVID-19 Pandemic on our Business and Operations

COVID-19 was declared a pandemic in March 2020 and continues to have a significant impact on the global economy, the industries and customers we serve and our operations. In response to the COVID-19 pandemic, we have prioritized the safety of our employees and business partners, while continuing to support the needs of our customers and communities during this unprecedented period. We have also implemented business continuity plans designed to minimize potential business disruption from the COVID-19 pandemic and to protect our supply chain and customer fulfillment and support operations.

Demand for Products & Services. Since the outset of the COVID-19 pandemic, we have experienced a dynamic demand environment, as reflected in significant changes in our order volumes and revenue. During the second quarter of fiscal 2020, we experienced higher than typical orders for our products and services among a concentrated set of larger customers with whom we had an existing position as a supplier. At that time, we believed that some portion of these orders likely reflected short-term purchasing behaviors based on customer-specific considerations in the face of the pandemic, including: customer concerns about future continued availability of supply; implementation of customer business continuity actions; our enhanced efforts to obtain increased visibility into expected demand; customer consumption of their existing inventory or spare equipment; additional network capacity requirements; acceleration of capital spending; and, possibly, increased bandwidth demands being placed on networks due to the pandemic. During the third and fourth quarters of fiscal 2020, our order volumes declined significantly from the level achieved in the second quarter of fiscal 2020, particularly among our communications service provider customers and cable operator customers. We believe that this greater capital expenditure restraint stems from the deferral or re-prioritization of certain new network initiatives and continued uncertainty associated with the impact of the pandemic and economic uncertainty upon their enterprise business segments. As a result, our order volumes were meaningfully below revenue during the second half of fiscal 2020, challenging our visibility and the outlook for orders and revenue in future periods. We expect this more cautious spending environment to continue into fiscal 2021 and expect these conditions to continue to adversely affect our order volumes and revenue in the short term. Over the longer term, we continue to believe that the unique and increased demands placed on network infrastructures as a result of the COVID-19 pandemic, and the related increase in remote working worldwide, have accelerated certain trends, including cloud network adoption, networking resilience and flexibility, and enhanced network automation. We believe that we are well positioned competitively to capitalize on the longer-term opportunities that we expect to be presented by these dynamics.
Supply Chain. During the second quarter of fiscal 2020, some of our component suppliers – particularly those with facilities in China and Malaysia – experienced challenges related to COVID-19 that resulted in temporary closures or reductions of supply capacity. Although in many cases we were able to overcome these conditions through execution of our mitigation planning, supply chain disruptions negatively impacted our revenue for the second quarter of fiscal 2020. During the second half of fiscal 2020, we took a number of steps, some of which remain ongoing, including multi-sourcing and pre-ordering components and finished goods inventory, in an effort to reduce the impact of the adverse supply chain conditions that we experienced. As a result of these actions, and generally improved conditions with our suppliers or the geographies in which they operate, supply chain related challenges to our operations abated in the third and fourth quarters of fiscal 2020 and were not material to revenue. However, there can be no assurance that supply chain disruptions related to COVID-19 will not continue, or worsen, in the future.
Services and Customer Fulfillment. We have experienced some disruption in our ability to provide installation, professional and fulfillment services to customers due to site access limitations, limited customer availability, project delays or re-prioritization by customers, and travel bans or restrictions on movement or gatherings. These conditions, which adversely impacted revenue in the second quarter of fiscal 2020, have also adversely impacted the timing of customer plans for newer network projects and our ability to operationalize recent customer design wins, primarily in international markets. We expect these conditions to persist in the short-term and, as a result, to continue to adversely impact our revenue and results of operations. We continue to take steps and work with customers to ensure their business needs are supported, while protecting the health and safety of our employees, customers and business partners. However, should restrictions or disruptions persist or worsen, including any reduced availability of air transport, port closures, or increased border controls or closures, our business, operations and ability to meet customer demand could be materially adversely affected.
Sales & Marketing. The competitive nature of our business depends on our ability to conduct sales and marketing activities with our customers. For instance, in the past few years, our ability to be first to market with leading networking solutions, and to conduct sales and marketing activities around these new technology offerings, has had a significant impact on our revenue and growth. In the first half of fiscal 2020, we were the first to market with 800 gigabit technology with our fifth-generation WaveLogic® coherent modem technology. Restrictions on travel due to COVID-19 and limitations on interactions with customers, such as field and lab trials, have negatively impacted our ability to carry out certain sales and marketing activities, including our ability to secure new customers, to qualify and sell new products, and to grow sales with customers. This is particularly the case where we do not have longer-standing supply relationships, such as within international markets and for our Blue Planet Automation Software and Services segment and our Packet Networking product line. We believe customers are exercising greater restraint in networking projects, including data centers, and are also more carefully prioritizing where and when to add network capacity. Delays in operationalizing new network projects that we anticipated occurring on their original timelines adversely affected our revenue during fiscal 2020. Conversely, our recent gross margin performance has benefited from these dynamics, with a larger percentage of our revenue comprised of existing business, as compared to new design wins and early in life projects, which tend to have lower margins.
Market Growth & Conditions. We believe that ongoing concerns relating to the pandemic, and its impact on the enterprise business segments of our communications service provider and cable operator customers, continue to adversely impact the velocity of business in general, with a particular impact on customer willingness and ability to initiate new network projects. For example, our service provider customers rely in part upon the sale of services to consumers and enterprises, including those in the retail, entertainment, and travel industries, which have been acutely impacted by the negative economic effects of the COVID-19 pandemic. Similarly, certain of our Web-scale customers have business models that heavily rely upon advertising revenue from enterprises, including those in industries acutely affected by the COVID-19 pandemic. As a result of these dynamics, the growth rates in our addressable markets slowed during fiscal 2020 as compared to fiscal 2019, which adversely impacted our revenue in fiscal 2020. We expect these market dynamics, including constrained customer spending and the decreased velocity of new business execution, to persist into fiscal 2021.
Liquidity & Balance Sheet. As of the end of the fourth quarter of fiscal 2020, we had $1.3 billion in cash and investments. We believe our strong liquidity and balance sheet position is an important competitive differentiator at this time. It enables us to continue to invest in innovation, ensure a strong inventory position to support customers and provide for working capital needs. We regularly evaluate our liquidity position, debt obligations, and anticipated cash needs to fund our operating or investment plans, and may consider capital raising and other market opportunities that may be available to us. In light of the uncertainty surrounding the duration and severity of potential macroeconomic impacts of COVID-19, on March 17, 2020, we temporarily suspended purchases of our common stock under our stock repurchase program and reallocated our investments principally to

U.S. government-backed funds. On December 10, 2020, we announced that we will resume purchases under our stock repurchase program beginning in the first quarter of fiscal 2021.
The COVID-19 pandemic and countermeasures taken to contain its spread have caused economic and financial disruptions globally. We continue to monitor the situation and actively assess further implications to our business, supply chain, fulfillment operations and customer demand. However, the COVID-19 situation remains dynamic, and the duration and severity of its impact on our business and results of operations in future periods remains uncertain. If the COVID-19 pandemic or its adverse effects become more severe or prevalent or are prolonged in the locations where we, our customers, suppliers or manufacturers conduct business, or we experience more pronounced disruptions in our business or operations, or in economic activity and demand for our products and services generally, our business and results of operations in future periods could be materially adversely affected.
Market Opportunity
The markets in which we sell our communications networking solutions are dynamic and are characterized by a high rate of change, including rapid growth in bandwidth demand and network traffic, the proliferation of cloud-based services and new approaches, or “consumption models,” for designing and procuring networking solutions. Emerging services and applications, including 5G mobile communications, Fiber Deep and the Internet of Things, are further impacting or expected to impact wireline network infrastructures, particularly at the edge of networks, where increased computing power and automation are required to provide the quality of experience demanded by end users. Many network operators are under pressure to constrain their capital expenditure budgets, as they cannot grow their network spending at the rate of bandwidth growth, including due to their business models. To address these growing service demands and better manage network cost, many network operators are looking to adopt next-generation infrastructures that are more programmable and better capable of leveraging data for network insight, analytics and automation. Other network operators are pursuing a diverse range of consumption models in their design and procurement of network infrastructure solutions. Our Adaptive Network vision and our business strategy to capitalize on these changing market dynamics include the initiatives set forth in the “Strategy” section of the description of our business in Item 1 of Part 1 of this annual report.
Business Diversification
A key element of our strategy is to continue to diversify our solutions offerings, customer base and geographic reach to address fast-growing applications and markets. We believe that the continued diversification of our business is important to address the dynamic industry environment in which we operate, to grow our business, and to better withstand potential slowdowns adversely affecting particular geographies, markets or customer segments. In recent fiscal years prior to fiscal 2020, our diversification and global scale were key contributors to our strong revenue growth. In fiscal 2020, we believe this diversification allowed us to maintain a greater degree of stability and allowed us to remain resilient despite the impact of the COVID-19 pandemic on any particular geography, segment or customer account.

Investment in Technology Innovation

We believe that our investment capacity and our efforts to push the pace of innovation in our markets, and to provide market-leading offerings ahead of our competitors, are important competitive differentiators in our markets. Keeping pace with the market’s demand for technology innovation requires considerable research and development investment capacity and expenditures, and research and development spending represented 45.4% of our operating expenses in fiscal 2020. During fiscal 2020, we invested $529.9 million in research and development activities, a decrease of approximately 3.3% compared to fiscal 2019, primarily due to the impact of COVID-19. However, we expect our operating expenses to increase in fiscal 2021, in part to support additional investment in research and development activities. We believe that remaining competitive in our addressable geographies, markets, and customer segments depends on our continued significant investment in innovation and our ability to offer leading solutions that enable adoption of next-generation network infrastructures and evolving consumption models for networking solutions.

Optical and Packet Infrastructure Technology. We are focused on growing our optical and packet infrastructure business by addressing fast-growing markets and applications, including data center interconnection, packet aggregation and routing and submarine networks. In fiscal 2020, we brought to market our fifth-generation coherent modem technology capable of delivering 800 gigabits of capacity per second over a single wavelength, and, during 2021, we expect to bring to market our footprint-optimized WaveLogic 5 Nano 100G-400G coherent pluggable transceivers. We are also developing Packet Networking solutions with enhanced IP/Ethernet capabilities to expand our addressable market into additional next generation metro and access applications including packet routing, aggregation and switching, 5G cross-haul, Fiber Deep, and edge computing. In fiscal 2020, we also announced the future addition of several new routing platforms to support the demands of mobile xHaul (fronthaul, midhaul and backhaul) transport, which we expect to make available in fiscal 2021.

Blue Planet Automation Software. We have continued to pursue both organic investments and acquisition opportunities to expand our Blue Planet Automation Software and Services portfolio and business. On November 4, 2019, we acquired privately held Centina Systems, Inc., a provider of service assurance analytics and network performance management solutions. The acquisition of Centina is intended to accelerate Blue Planet’s software strategy of providing closed loop, intelligent automation solutions that help communications service providers analyze network conditions, traffic demands, and resource availability, and determine the best placement of traffic for optimal service quality and resource utilization. See Note 3 to our Consolidated Financial Statements included in Item 8 of Part II of this report for more information on this acquisition and the related accounting. In addition, we have enhanced our Blue Planet Intelligent Automation software portfolio for 5G automation applications, including vendor-agnostic network slicing features and dynamic planning capabilities that are intended to better enable mobile network operators to deliver 5G mobile services.

Fiscal Year-End Backlog

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
Our backlog was $1.19 billion as of October 31, 2020 as compared to $1.21 billion as of November 2, 2019. Backlog includes product and service orders from commercial and government customers combined. Backlog at October 31, 2020 includes approximately $193.5 million primarily related to orders for products and maintenance and support services that are not expected to be filled or performed within fiscal 2021. Because backlog can be defined in different ways by different companies, our presentation of backlog may not be comparable with figures presented by other companies in our industry.

Consolidated Results of Operations

A discussion regarding our financial condition and results of operations for fiscal 2020 compared to fiscal 2019 is presented below. A discussion of fiscal 2019 compared to fiscal 2018 can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended November 2, 2019, filed with the SEC on December 20, 2019 (our “2019 Annual Report”), which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at investor.ciena.com.
Operating Segments

Our results of operations are presented based on the following operating segments: (i) Networking Platforms; (ii) Platform Software and Services; (iii) Blue Planet Automation Software and Services; and (iv) Global Services. See Note 24 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for more information on our segment reporting.

Fiscal 2020 Compared to Fiscal 2019

Revenue
During fiscal 2020, approximately 15.9% of our revenue was non-U.S. Dollar denominated, primarily including sales in Euros, Canadian Dollars, Japanese Yen, Brazilian Reais, British Pounds, and Indian Rupee. During fiscal 2020 as compared to fiscal 2019, the U.S. Dollar fluctuated against these and other currencies. Consequently, our revenue reported in U.S. Dollars was slightly reduced by approximately $13.5 million, or 0.4%, as compared to fiscal 2019 due to fluctuations in foreign currency. The table below sets forth the changes in our operating segment revenue for the periods indicated (in thousands, except percentage data):

	Fiscal Year
	2020	%*	2019	%*	Increase (decrease)	%**
Revenue:
Networking Platforms
Converged Packet Optical	$2,547,647	72.1	$2,562,841	71.8	$(15,194)	(0.6)
Packet Networking	267,416	7.6	348,477	9.8	(81,061)	(23.3)
Total Networking Platforms	2,815,063	79.7	2,911,318	81.6	(96,255)	(3.3)

Platform Software and Services	197,809	5.6	155,376	4.3	42,433	27.3
Blue Planet Automation Software and Services	62,632	1.8	54,555	1.5	8,077	14.8

Global Services
Maintenance Support and Training	269,354	7.6	261,337	7.3	8,017	3.1
Installation and Deployment	152,003	4.3	148,233	4.1	3,770	2.5
Consulting and Network Design	35,296	1.0	41,312	1.2	(6,016)	(14.6)
Total Global Services	456,653	12.9	450,882	12.6	5,771	1.3

Consolidated revenue	$3,532,157	100.0	$3,572,131	100.0	$(39,974)	(1.1)
_________________________________

*	Denotes % of total revenue
**	Denotes % change from 2019 to 2020
•Networking Platforms segment revenue decreased, reflecting product line sales decreases of $15.2 million of our Converged Packet Optical products and $81.1 million of our Packet Networking products.
◦Converged Packet Optical sales decreased, primarily reflecting a sales decrease of $86.7 million of our 6500 Packet-Optical Platform primarily to communications service providers. This sales decrease was partially offset by sales increases of $38.3 million of our Waveserver products, primarily to communications service providers and cable and multiservice operators, and $26.3 million of our 5400 family of Packet-Optical Platforms primarily to communications service providers.
◦Packet Networking sales decreased, primarily reflecting a sales decrease of $87.2 million of our 6500 Packet Transport System (PTS) to a certain communications service provider in the Americas.
•Platform Software and Services segment revenue increased, reflecting increases of $26.3 million in software sales and $16.1 million in services, primarily to communications service providers. The software sales increase was primarily due to increased sales of $32.1 million of our MCP software platform, partially offset by a decline in sales of $6.9 million of our OneControl Unified Management System software. We continue to pursue further customer adoption of our MCP software platform and its enhanced features and functionality. As we transition existing customers as well as features and functionality from our legacy software to this platform, we expect revenue declines for our legacy software solutions within this segment.
•Blue Planet Automation Software and Services segment revenue increased, primarily reflecting an increase of $7.2 million in software services. Our entrance into the software automation market remains in the early stages and, as such, revenue from our Blue Planet Automation Software platform has not been significant to date.
•Global Services segment revenue increased, primarily reflecting sales increases of $8.0 million of our maintenance support and training and $3.8 million of our installation and deployment services, partially offset by a sales decrease of $6.0 million of our consulting and network design services in part due to impacts of COVID-19 as described above.

Our operating segments engage in business and operations across three geographic regions: Americas; Europe, Middle East and Africa (“EMEA”) and Asia Pacific, Japan and India (“APAC”). As discussed in Note 2 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report, effective the beginning of fiscal 2020, our Global Sales and Marketing organization combined our previous North America and Caribbean and Latin America (“CALA”) regions into a new

Americas sales region. The decrease in our Americas region revenue for fiscal 2020 was primarily driven by decreased sales in Canada, Argentina and Mexico. The increase in our EMEA region revenue for fiscal 2020 was primarily driven by increased sales in the Netherlands, the United Arab Emirates and France, partially offset by decreased sales in the United Kingdom. The decrease in our APAC region revenue for fiscal 2020 was primarily driven by decreased sales in Japan, India and South Korea, partially offset by increased sales in Singapore and Australia. The following table reflects our geographic distribution of revenue, which is principally based on the relevant location for our delivery of products and performance of services. Our revenue, when considered by geographic distribution, can fluctuate significantly, and the timing of revenue recognition for large network projects, particularly outside of the United States, can result in large variations in geographic revenue results in any particular period. The table below sets forth the changes in geographic distribution of revenue for the periods indicated (in thousands, except percentage data):

	Fiscal Year
	2020	%*	2019	%*	Increase (decrease)	%**
Americas	$2,469,278	69.9	$2,503,913	70.1	$(34,635)	(1.4)
EMEA	591,468	16.8	566,718	15.9	24,750	4.4
APAC	471,411	13.3	501,500	14.0	(30,089)	(6.0)
Total	$3,532,157	100.0	$3,572,131	100.0	$(39,974)	(1.1)
_________________________________

*	Denotes % of total revenue
**	Denotes % change from 2019 to 2020
•Americas revenue decreased, primarily reflecting sales decreases of $81.1 million within our Networking Platforms segment and $3.3 million within our Blue Planet Automation Software and Services segment. These sales decreases were partially offset by sales increases of $30.8 million within our Platform Software and Services segment and $19.0 million within our Global Services segment. Our Networking Platforms segment revenue decrease reflects a product line sales decrease of $89.7 million of Packet Networking products, including a decrease of $87.9 million in sales of our 6500 Packet Transport System (PTS) to a communications service provider. Our Networking Platforms segment also reflects an increase of $8.6 million of Converged Packet Optical products, which includes sales contributions from a diverse set of customer verticals, primarily from government, cable and multiservice operators, submarine network operators and communications service providers, and continued strong demand for our Waveserver product, which partially offset a reduction in sales of 6500 Packet-Optical Platform with large communication service providers.
•EMEA revenue increased, primarily reflecting sales increases of $20.4 million within our Networking Platforms segment, $5.2 million within our Platform Software and Services segment and $3.4 million within our Blue Planet Automation Software and Services segment, partially offset by a sales decrease of $4.2 million within our Global Services segment. Our Networking Platforms segment revenue increase reflects a product line sales increase of $15.8 million of Converged Packet Optical products, primarily related to sales increases of $8.4 million of our 6500 Packet-Optical Platform to communications service providers and Web-scale providers and $6.5 million of our 5400 family Packet-Optical Platforms to communications service providers.
•APAC revenue decreased, primarily reflecting sales decreases of $35.6 million within our Networking Platforms segment and $9.0 million of our Global Services segment. These sales decreases were partially offset by sales increases of $8.0 million within our Blue Planet Automation Software and Services segment and $6.4 million within our Platform Software and Services segment. Our Networking Platforms segment revenue decrease primarily reflects a decrease of $56.5 million in sales of our 6500 Packet-Optical Platform to communications service providers in Japan and India, partially offset by an increase of $16.7 million in sales of our Waveserver products primarily to Web-scale providers.

In fiscal 2020 and fiscal 2019, our top ten customers contributed 54.5% and 59.3% of our revenue, respectively. Consequently, our financial results are closely correlated with the spending of a relatively small number of customers and can be significantly affected by market, industry or competitive dynamics affecting the businesses of those customers. Our reliance on a relatively small number of customers increases our exposure to changes in their spending levels, network priorities and purchasing strategies. The loss of a significant customer could have a material adverse effect on our business and results of operations, and our results of operations can fluctuate quarterly depending on sales volumes and purchasing priorities with these large customers. Sales to AT&T were $373.2 million, or 10.6% of total revenue, in fiscal 2020, and $388.7 million, or 10.9% of total revenue, in fiscal 2019. Verizon accounted for $459.8 million, or 12.9% of total revenue, in fiscal 2019. Sales to one of our Web-scale customers was $370.6 million, or 10.4% of total revenue, in fiscal 2019. No other customer accounted for greater than 10% of our revenue in fiscal 2020 or fiscal 2019. The identity of and percentage of revenue attributable to our largest customers has varied from period to period. For example, the Web-scale provider noted above contributed greater than 10% of our revenue for the first time in fiscal 2019.

While drivers of bandwidth growth and network evolution remain strong, many of our network operator customers are under pressure to constrain their capital expenditure budgets, and their businesses cannot grow their network spending at the rate of bandwidth growth. As a result, as we innovate and introduce new and more robust solutions that increase capacity or features, there is a market expectation of solutions that are more cost-effective from a price for performance perspective than existing or competing solutions. The combination of this regular technology-driven price compression, price competition in our markets and ongoing customer efforts to manage network costs can impact our growth rates and requires that we increase our volume of product shipments to maintain and grow revenue.

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
The tables below set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated (in thousands, except percentage data):

	Fiscal Year
	2020	%*	2019	%*	Increase (decrease)	%**
Total revenue	$3,532,157	100.0	$3,572,131	100.0	$(39,974)	(1.1)
Total cost of goods sold	1,879,266	53.2	2,030,065	56.8	(150,799)	(7.4)
Gross profit	$1,652,891	46.8	$1,542,066	43.2	$110,825	7.2
_________________________________

*	Denotes % of total revenue
**	Denotes % change from 2019 to 2020

	Fiscal Year
	2020	%*	2019	%*	Increase (decrease)	%**
Product revenue	$2,914,790	100.0	$2,983,815	100.0	$(69,025)	(2.3)
Product cost of goods sold	1,573,791	54.0	1,716,358	57.5	(142,567)	(8.3)
Product gross profit	$1,340,999	46.0	$1,267,457	42.5	$73,542	5.8
_________________________________

*	Denotes % of product revenue
**	Denotes % change from 2019 to 2020

	Fiscal Year
	2020	%*	2019	%*	Increase (decrease)	%**
Service revenue	$617,367	100.0	$588,316	100.0	$29,051	4.9
Service cost of goods sold	305,475	49.5	313,707	53.3	(8,232)	(2.6)
Service gross profit	$311,892	50.5	$274,609	46.7	$37,283	13.6
_________________________________

*	Denotes % of service revenue
**	Denotes % change from 2019 to 2020
•Gross profit as a percentage of revenue increased as our gross margin benefited significantly from a favorable mix of customers and product lines that we believe to be a short-term effect due to COVID-19 related factors, and, to a lesser extent, continued improvement in our service margin. Due to the impact of COVID-19 and related restrictions on sales and marketing activities described in “Overview” above, during the last three quarters of fiscal 2020, a higher proportion of our revenue consisted of sales of existing technology offerings deployed in the networks of existing customers, as compared to sales to new customers, early stage network deployments for recent design wins, or the introduction of new platforms, which tend to carry lower margins. We expect our gross margins to reduce from these elevated short-term levels as some of the pandemic’s impacts on new business lessen and our overall revenue resumes a more typical composition of revenue from existing and new business. Our efforts to expand our customer base or market share have in prior periods adversely affected our gross margin depending upon our mix of revenues from new wins or early stage deployments in a particular period.
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
Operating Expense
Operating expense decreased in fiscal 2020 from the level reported for fiscal 2019 primarily due to a reduction in certain variable compensation costs associated with our annual cash incentive compensation plan and the impact of COVID-19 on our travel and entertainment costs.

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

•Acquisition and integration costs consist of expenses for financial, legal and accounting advisors, severance and other employee-related costs associated with our acquisitions of DonRiver and Centina, including costs and recoveries of acquisition consideration associated with a three-year earn-out arrangement related to the DonRiver acquisition.

•Significant asset impairments and restructuring costs primarily reflect actions we have taken to improve the alignment of our workforce, facilities and operating costs with perceived market opportunities, business strategies, changes in market and business conditions, the redesign of certain business processes and significant impairments of assets.

During fiscal 2020, approximately 48.5% of our operating expense was non-U.S. Dollar denominated, including Canadian Dollars, Indian Rupees, Brazilian Reais, British Pounds and Euros. During fiscal 2020 as compared to fiscal 2019, the U.S. Dollar fluctuated against these and other currencies. Consequently, our operating expense reported in U.S. Dollars was reduced by approximately $6.2 million, or 0.5%, net of hedging.

The table below sets forth the changes in operating expense for the periods indicated (in thousands, except percentage data):

	Fiscal Year
	2020	%*	2019	%*	Increase (decrease)	%**
Research and development	$529,888	15.0	$548,139	15.3	$(18,251)	(3.3)
Selling and marketing	416,425	11.8	423,046	11.8	(6,621)	(1.6)
General and administrative	169,548	4.8	174,399	4.9	(4,851)	(2.8)
Amortization of intangible assets	23,383	0.7	21,808	0.6	1,575	7.2
Acquisition and integration costs	4,031	0.1	3,370	0.1	661	19.6
Significant asset impairments and restructuring costs	22,652	0.6	24,538	0.7	(1,886)	(7.7)
Total operating expenses	$1,165,927	33.0	$1,195,300	33.4	$(29,373)	(2.5)
_________________________________

*	Denotes % of total revenue
**	Denotes % change from 2019 to 2020
•Research and development expense benefited from $3.5 million as a result of foreign exchange rates, net of hedging, primarily due to a stronger U.S. Dollar in relation to the Canadian Dollar and Indian Rupee. Including the effect of foreign exchange rates, research and development expense decreased by $18.3 million. This decrease primarily reflects decreases in employee and compensation costs, professional services, facility costs, and travel and entertainment costs, as a result of COVID-19, partially offset by an increase in software technology costs.
•Selling and marketing expense benefited from $1.6 million as a result of foreign exchange rates, primarily due to a stronger U.S. Dollar in relation to the Brazilian Reais. Including the effect of foreign exchange rates, sales and marketing expense decreased by $6.6 million. This decrease primarily reflects decreases in travel and entertainment costs due to restrictions on travel as a result of COVID-19, partially offset by an increase in employee and compensation costs.
•General and administrative expense benefited from $1.1 million as a result of foreign exchange rates, primarily due to a stronger U.S. Dollar in relation to the Indian Rupee and Brazilian Reais. Including the effect of foreign exchange rates, general and administrative expense decreased by $4.9 million. This decrease primarily reflects decreases in employee and compensation costs and travel and entertainment costs partially offset by increased bad debt expense.
•Amortization of intangible assets increased due to additional intangibles acquired in connection with our acquisition of Centina in the first quarter of fiscal 2020.

•Acquisition and integration costs reflect employment-related costs and recoveries of acquisition consideration associated with a three-year earn-out arrangement related to the DonRiver acquisition and, legal, employee-related and other costs related to our acquisition of Centina.
•Significant asset impairments and restructuring costs reflect global workforce reductions as part of a business optimization strategy to improve gross margin, constrain operating expense, the redesign of certain business processes and unfavorable lease commitments for certain facility locations in the United States and India where we have vacated unused space.
Other Items
The table below sets forth the changes in other items for the periods indicated (in thousands, except percentage data):

	Fiscal Year
	2020	%*	2019	%*	Increase (decrease)	%**
Interest and other income (loss), net	$964	—	$3,876	0.1	$(2,912)	(75.1)
Interest expense	$31,321	0.9	$37,452	1.0	$(6,131)	(16.4)
Loss on extinguishment/modification of debt	$(646)	—	$—	—	$646	—
Provision for income taxes	$94,670	2.7	$59,756	1.7	$34,914	58.4
_________________________________

*	Denotes % of total revenue
**	Denotes % change from 2019 to 2020
•Interest and other income (loss), net decreased, primarily reflecting lower interest income due to reduced interest rates on our investments, partially offset by a favorable adjustment to the carrying value of a cost method equity investment and the impact of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity.
•Interest expense decreased, primarily due to a reduction of LIBOR rates impacting our New 2025 Term Loan. For additional information on our 2025 Term Loan, see Note 18 to our Consolidated Financial Statements in Item 8 of Part II of this report.
•Loss on extinguishment and modification of debt reflects the refinance of our 2025 Term Loan. See Note 18 to our Consolidated Financial Statements in Item 8 of Part II of this report.
•Provision for income taxes increased, due to higher earnings for fiscal 2020 and the effective tax rate for fiscal 2020 was higher compared to fiscal 2019, primarily due to a higher foreign effective tax rate.

Segment Profit (Loss)

The table below sets forth the changes in our segment profit (loss) for the respective periods (in thousands, except percentage data):

	Fiscal Year
	2020	2019	Increase (decrease)	%*
Segment profit (loss):
Networking Platforms	$827,105	$759,244	$67,861	8.9
Platform Software and Services	$105,609	$64,210	$41,399	64.5
Blue Planet Automation Software and Services	$(12,446)	$(17,769)	$5,323	(30.0)
Global Services	$202,735	$188,242	$14,493	7.7
_________________________________

*	Denotes % change from 2019 to 2020
•Networking Platforms segment profit increased, primarily due to higher gross margin and lower research and development costs, partially offset by lower sales volume as described above.

•Platform Software and Services segment profit increased, primarily due to higher sales volume, as described above, and lower research and development costs, partially offset by reduced gross margin on software-related services.
•Blue Planet Automation Software and Services segment loss decreased, primarily due to higher gross margin on software-related services and higher sales volume, partially offset by higher research and development costs and lower gross margin on software revenue due to increased intangible amortization costs.
•Global Services segment profit increased, primarily due to improved gross margin and higher sales volume, as described above.

Liquidity and Capital Resources
Overview. For the fiscal year ended October 31, 2020, we generated $493.7 million of cash from operations, as our net income (adjusted for non-cash charges) of $693.5 million exceeded our working capital requirements of $199.8 million. For additional details on our cash provided by operating activities, see the discussion below under the caption “Cash Provided By Operating Activities.”
Cash, cash equivalents and investments increased by $297.5 million during fiscal 2020. The cash from operations above was partially offset by the following: (i) cash used to fund our investing activities for capital expenditures totaling $82.7 million; (ii) cash used for stock repurchase under our stock repurchase program of $74.5 million; (iii) cash used in the acquisition of Centina of $28.3 million, net of cash acquired; (iv) stock repurchased upon vesting of our stock unit awards to employees relating to tax withholding of $32.5 million; and (v) cash used for payments on our term loan due September 28, 2025 (the “2025 Term Loan”) of $5.2 million. Proceeds from the issuance of equity under our employee stock purchase plans provided $28.1 million in cash during fiscal 2020.
See Notes 3, 18 and 21 to our Consolidated Financial Statements included in Item 8 of Part II of this report for information relating to these transactions.
The following table sets forth changes in our cash and cash equivalents and investments in marketable debt securities (in thousands):

	October 31, 2020	November 2, 2019	Increase (decrease)
Cash and cash equivalents	$1,088,624	$904,045	$184,579
Short-term investments in marketable debt securities	150,667	109,940	40,727
Long-term investments in marketable debt securities	82,226	10,014	72,212
Total cash and cash equivalents and investments in marketable debt securities	$1,321,517	$1,023,999	$297,518

Principal Sources of Liquidity. Our principal sources of liquidity on hand include our cash and investments, which as of October 31, 2020 totaled $1.32 billion, as well as the senior secured asset-based revolving credit facility to which we and certain of our subsidiaries are parties (the “ABL Credit Facility”). The ABL Credit Facility, which we entered into with certain of our subsidiaries on October 28, 2019, replaced a predecessor senior secured asset-based revolving credit facility and provides for a total commitment of $300 million with a maturity date of October 28, 2024. We principally use the ABL Credit Facility to support the issuance of letters of credit that arise in the ordinary course of our business and thereby to reduce our use of cash required to collateralize these instruments. As of October 31, 2020, letters of credit totaling $83.0 million were outstanding under our ABL Credit Facility. There were no borrowings outstanding under the ABL Credit Facility as of October 31, 2020.
Foreign Liquidity. The amount of cash, cash equivalents and short-term investments held by our foreign subsidiaries was $96.2 million as of October 31, 2020. We intend to reinvest indefinitely our foreign earnings. If we were to repatriate these accumulated historical foreign earnings, the provisional amount of unrecognized deferred income tax liability related to foreign withholding taxes would be approximately $25.0 million. See Note 22 to our Consolidated Financial Statements included in Item 8 of Part II of this report.
Stock Repurchase Authorization. On December 13, 2018, we announced that our Board of Directors authorized a program to repurchase up to $500 million of our common stock, which replaced in its entirety the previous stock repurchase program authorized in fiscal 2018. In light of the uncertainty surrounding the duration and severity of potential macroeconomic impacts of COVID-19, on March 17, 2020, we temporarily suspended purchases of our common stock under this program. We repurchased $74.5 million under this program during fiscal 2020, and had $275.4 million remaining under the current authorization as of October 31, 2020. On December 10, 2020, we announced that we will resume purchases under the stock repurchase program beginning in the first quarter of fiscal 2021. The amount and timing of repurchases are subject to a variety of factors including liquidity, cash flow, stock price and general business and market conditions. The program may be modified, suspended, or discontinued at any time.
Liquidity Position. Based on past performance and current expectations, we believe that cash from operations, cash, cash equivalents, investments, and other sources of liquidity, including our ABL Credit Facility, will satisfy our working capital needs, capital expenditures, and other liquidity requirements associated with our operations through at least the next 12 months. We regularly evaluate our liquidity position, debt obligations, and anticipated cash needs to fund our operating or investment plans, and will continue to consider capital raising and other market opportunities that may be available to us. We regularly evaluate alternatives to manage our capital structure and market opportunities to enhance our liquidity and provide further operational and strategic flexibility. While the COVID-19 pandemic has not materially impacted our liquidity and capital resources to date, it has led to disruptions and volatility in capital markets and credit markets. The duration and severity of any further economic or market impact of the COVID-19 pandemic remains uncertain, and there can be no assurance that it will not have an adverse effect on our liquidity and capital resources, including our ability to access capital markets, in the future.
Cash Provided by Operating Activities
The following sections set forth the components of our $493.7 million of cash provided by operating activities for fiscal 2020:
Net income (adjusted for non-cash charges)
The following tables set forth our net income (adjusted for non-cash charges) during fiscal 2020 (in thousands):

Year Ended
October 31, 2020
Net income	$361,291
Adjustments for non-cash charges:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	93,908
Share-based compensation costs	67,758
Amortization of intangible assets	38,619
Deferred taxes	64,339
Provision for doubtful accounts	8,855
Provision for inventory excess and obsolescence	24,701
Provision for warranty	22,417
Other	11,628
Net income (adjusted for non-cash charges)	$693,516

Working Capital

We used $199.8 million of cash for working capital during fiscal 2020. The following tables set forth the major components of the cash used in working capital (in thousands):

Year Ended
October 31, 2020
Cash used in accounts receivable	$(17,299)
Cash used in inventories	(25,044)
Cash used in prepaid expenses and other	(38,998)
Cash used in accounts payable, accruals and other obligations	(117,931)
Cash provided by deferred revenue	2,519
Cash used in operating lease assets and liabilities, net	(3,109)
Total cash used for working capital	$(199,862)
As compared to the end of fiscal 2019:
•The $17.3 million of cash used in accounts receivable during fiscal 2020 reflects increased sales volume at the end of the fourth quarter of fiscal 2020;

•The $25.0 million of cash used in inventory during fiscal 2020 primarily reflects increases in finished goods to meet customer delivery schedules related to some of the actions that we took during the last three quarters of fiscal 2020 to mitigate the risk of adverse supply chain impact on our business and operations due to COVID-19 related disruptions;
•The $39.0 million of cash used in prepaid expenses and other during fiscal 2020 primarily reflects increases in upfront future discounts paid to customers;
•The $117.9 million of cash used in accounts payable, accruals and other obligations during fiscal 2020 primarily reflects lower employee bonus accrual associated with our annual cash incentive compensation plan and increased payments for inventory purchases;
•The $2.5 million of cash provided by deferred revenue during fiscal 2020 represents an increase in advanced payments received from customers prior to revenue recognition; and
•The $3.1 million of cash used in operating lease assets and liabilities, net, during fiscal 2020 represents cash paid for operating leases. For more details, see Note 17 to our Consolidated Financial Statements included in Item 8 of Part II of this report.
Our days sales outstanding (“DSOs”) were 82 for both fiscal 2020 and fiscal 2019. Our inventory turns decreased from 5.0 turns during fiscal 2019 to 4.6 turns during fiscal 2020 due to the increase in inventory. The calculation of DSOs includes accounts receivables and contract assets for unbilled receivables included in prepaid expenses and other.
Cash paid for interest
The following table sets forth the cash paid for interest during fiscal 2020 (in thousands):

Year Ended
October 31, 2020
Term Loan due September 28, 2025 (Old)(1)	6,691
Term Loan due September 28, 2025 (New)(2)	12,306
Interest rate swaps(3)	7,258
ABL Credit Facilities(4)	1,801
Capital leases	4,781
Total cash paid during period	$32,837

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
(2) Interest on the New 2025 Term Loan is payable periodically based on the interest period selected for borrowing. The New 2025 Term Loan bears interest at LIBOR for the chosen borrowing period plus a spread of 1.75% subject to a minimum LIBOR rate of 0.00%. At the end of fiscal 2020, the interest rate on the New 2025 Term Loan was 1.90%.
(3) The interest rate swaps fix the LIBOR rate for $350.0 million of the New 2025 Term Loan at 2.957% through September 2023.
(4) During fiscal 2020, we utilized the ABL Credit Facility and its predecessor to collateralize certain standby letters of credit and paid $1.8 million in commitment fees, interest expense and other administrative charges relating to the ABL Credit Facility.

For additional information about our term loans, ABL Credit Facility and interest rate swaps, see Notes 15, 18 and 19 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report and Item 7A of Part II of this annual report.
Contractual Obligations

The following is a summary of our future minimum payments under contractual obligations as of October 31, 2020 (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Principal due on Term Loan due September 28, 2025(1)	$687,803	$6,930	$13,860	$667,013	$—
Interest due on Term Loan due September 28, 2025(1)	64,032	13,220	26,039	24,773	—
Payments due under interest rate swaps(1)	29,050	9,956	19,094	—	—
Operating leases(2)	86,414	20,989	34,104	21,956	9,365
Purchase obligations(3)	524,074	524,074	—	—	—
Finance leases(4)	97,333	7,444	15,712	16,076	58,101
Total(5)	$1,488,706	$582,613	$108,809	$729,818	$67,466

(1) Interest on the New 2025 Term Loan and payments due under the interest rate swaps is variable and is calculated using the rate in effect on the balance sheet date. For additional information about our term loans and the interest rate swaps, see Notes 15 and 18 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report and Item 7A of Part II of this annual report.
(2) This represents total minimum lease payments subject to operating lease accounting. For more information on our operating leases, see Note 17 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report.
(3) Purchase obligations relate to purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of the amount reported above relates to firm, non-cancelable and unconditional obligations.
(4) This represents the total minimum lease payments subject to finance lease accounting. For more information, see Note 17 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report.
(5) As of October 31, 2020, we also had $9.6 million of other long-term obligations on our Consolidated Balance Sheet for unrecognized tax positions that are not included in this table because the timing or amount of any cash settlement with the respective tax authority cannot be reasonably estimated.

Some of our commercial commitments, including some of the future minimum payments in operating leases set forth above and certain commitments to customers, are secured by standby letters of credit collateralized under our ABL Credit Facility or restricted cash. Restricted cash balances are included in other current assets or other long-term assets depending on the duration of the underlying letter of credit obligation. The following is a summary of our commercial commitments secured by standby letters of credit by commitment expiration date as of October 31, 2020 (in thousands):

	Total	Less than one year	One to three years	Three to five years	Thereafter
Standby letters of credit	$82,971	$35,330	$24,464	$11,089	$12,088

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

Generally, we make sales pursuant to purchase orders placed by customers under framework agreements that govern the general commercial terms and conditions of the sale of our products and services. These purchase orders under framework agreements are used to determine the identification of the contract or contracts with this customer. Purchase orders typically include the description, quantity, and price of each product or service purchased. Purchase orders may include one-line bundled pricing for both products and services. Accordingly, purchase orders can include various combinations of products and services that are generally distinct and accounted for as separate performance obligations. We evaluate each promised product and service offering to determine whether it represents a distinct performance obligation. In doing so, we consider, among other things, customary business practices, whether the customer can benefit from the product or service on its own or together with other resources that are readily available, and whether our commitment to transfer the product or service to the customer is separately identifiable from other obligations in the purchase order. For transactions where we deliver the product or services, we are typically the principal and record revenue and costs of goods sold on a gross basis.

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

Our total deferred revenue for products was $17.5 million and $27.4 million as of October 31, 2020 and November 2, 2019, respectively. Our services revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $140.8 million and $129.5 million as of October 31, 2020 and November 2, 2019, respectively.

Business Combinations

We record acquisitions using the purchase method of accounting. All of the assets acquired, liabilities assumed, contractual contingencies and contingent consideration are recognized at their fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and net intangible assets acquired is recorded as goodwill. The application of the purchase method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to allocate purchase price consideration properly between assets that are depreciated and amortized from goodwill. These assumptions and estimates include a market participant’s use of the asset and the appropriate discount rates for a market participant. Our estimates are based on historical experience, information obtained from the management of the acquired companies and, when appropriate, include assistance from independent third-party appraisal firms. Our significant assumptions and estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur that may affect the accuracy or validity of such estimates. During fiscal 2018, we completed the Packet Design acquisition for a purchase price of $41.1 million and the DonRiver acquisition for a purchase price of $54.2 million, including a contingent consideration component. During fiscal 2020, we completed the Centina acquisition for a purchase price of $34.0 million. See Note 3 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for more information regarding these transactions and the three-year earn-out arrangement in connection with the DonRiver acquisition.

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

Share-based compensation expense is taken into account based on awards granted. In the event of a forfeiture of an award, the expense related to the unvested portion of that award is reversed. Reversal of share-based compensation expense based on forfeitures can materially affect the measurement of estimated fair value of our share-based compensation. See Note 23 to our Consolidated Financial Statements in Item 8 of Part II of this annual report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of October 31, 2020, total unrecognized compensation expense was $111.9 million, which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.47 years.

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

We recorded charges for excess and obsolete inventory of $24.7 million, $28.1 million and $30.6 million in fiscal 2020, 2019 and 2018, respectively. Our inventory, net of allowance for excess and obsolescence, was $344.4 million and $345.0 million as of October 31, 2020 and November 2, 2019, respectively.

Allowance for Doubtful Accounts Receivable

Our allowance for doubtful accounts receivable is based on management’s assessment, on a specific identification basis, of the collectability of customer accounts. We perform ongoing credit evaluations of our customers and generally have not required collateral or other forms of security from them. In determining the appropriate balance for our allowance for doubtful accounts receivable, management considers each individual customer account receivable in order to determine collectibility. In doing so, we consider creditworthiness, payment history, account activity and communication with such customer. If a customer’s financial condition changes, or if actual defaults are higher than our historical experience, we may be required to take a charge for an allowance for doubtful accounts receivable which could have an adverse impact on our results of operations.

Our accounts receivable, net of allowance for doubtful accounts, was $719.4 million and $724.9 million as of October 31, 2020 and November 2, 2019, respectively. Our allowance for doubtful accounts was $10.6 million and $20.1 million as of October 31, 2020 and November 2, 2019, respectively. The reduction in our allowance for doubtful accounts as of October 31, 2020 compared to November 2, 2019 is primarily due to the final settlement from a significant asset impairment of $12.2 million for a trade receivable related to a single customer in the APAC region recorded in fiscal 2017.

Goodwill

Our goodwill was generated from the acquisitions of (i) Cyan during fiscal 2015, (ii) the high-speed photonics components assets of TeraXion during fiscal 2016, (iii) Packet Design on July 2, 2018, (iv) DonRiver on October 1, 2018, and (v) Centina on November 2, 2019. The goodwill from these acquisitions is primarily related to expected synergies. Goodwill is the excess of the purchase price over the fair values assigned to the net assets acquired in a business combination. We test goodwill for impairment on an annual basis, which we have determined to be as of the last business day of fiscal September each year. We also test goodwill for impairment between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value.

We test goodwill impairment by comparing the fair value of the reporting unit with the unit’s carrying amount, including goodwill. Goodwill is allocated to reporting units based on relative fair value using a discounted cash flow model. If this test indicates that the fair value is less than the carrying value, then an impairment loss is recognized limited to the total amount of goodwill allocated to that reporting unit. A non-cash goodwill impairment charge would have the effect of decreasing earnings or increasing losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period. As of October 31, 2020 and November 2, 2019, the goodwill balance was $310.8 million and $297.9 million, respectively. There were no goodwill impairments resulting from our fiscal 2020 and 2019 impairment tests and no reporting unit was determined to be at risk of failing the goodwill impairment test. See Note 13 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report.

Long-lived Assets

Our long-lived assets include equipment, building, furniture and fixtures, ROU assets, finite-lived intangible assets and maintenance spares. As of October 31, 2020 and November 2, 2019 these assets totaled $488.1 million and $455.1 million, net, respectively. We test long-lived assets for impairment whenever triggering events or changes in circumstances indicate that the assets’ carrying amount is not recoverable from its undiscounted cash flows. Our long-lived assets are assigned to asset groups which represent the lowest level for which we identify cash flows. We measure impairment loss as the amount by which the carrying amount of the asset or asset group exceeds its fair value.

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

Quarterly, we perform an analysis to determine the likelihood of realizing our deferred tax assets and whether sufficient evidence exists to support reversal of all or a portion of the valuation allowance. The valuation allowance balances at October 31, 2020 and November 2, 2019 were $151.4 million and $136.0 million, respectively. The corresponding net deferred tax assets were $647.8 million and $714.9 million, respectively. We will continue to evaluate future financial performance to determine whether such performance is both sustained and significant enough to provide sufficient evidence to support reversal of all or a portion of the remaining valuation allowance. The value of our net deferred tax asset may be subject to change in the future, depending on our generation or projections of future taxable income, as well as changes in tax policy or our tax planning strategy. For further discussion, see Note 22 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report.

Warranty

Our liability for product warranties, included in other accrued liabilities, was $49.9 million and $48.5 million as of October 31, 2020 and November 2, 2019, respectively. Our products are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs and associated overhead. Material cost is estimated based primarily on historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily on historical trends and the cost to support the customer cases within the warranty period. The provision for product warranties, net of adjustments for previous years’ provisions, was $22.4 million, $23.1 million and $21.0 million for fiscal 2020, 2019 and 2018 respectively. The provision for warranty claims may fluctuate on a quarterly basis depending on the mix of products and customers in that period. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. See Note 14 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report. An increase in warranty claims or the related costs associated with satisfying our warranty obligations could increase our cost of sales and negatively affect our gross margin.

Effects of Recent Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for information relating to our discussion of the effects of recent accounting pronouncements.

Unaudited Quarterly Results of Operations

The tables below (in thousands, except per share data) set forth the operating results in our consolidated statements of operations for each of the eight quarters in the period ended October 31, 2020. Our revenue can fluctuate from quarter to quarter as a result of a number of factors, including changes in customer spending levels or networking strategies, order timing and volume, backlog levels, timing of revenue recognition and other competitive dynamics. As our business has evolved, including the sales of our solutions to meet the “on-demand” service requirements of both our customers and their end users, the amount of quarterly revenue that we recognize in a quarter from customer orders received in that same quarter (which we refer to as “book to revenue”) has increased as compared to our historical periods. Increased reliance on book to revenue introduces a number of risks, including the inherent difficulty in forecasting the amount and timing of book to revenue in any given quarter, and may increase the likelihood of fluctuations in our results. This information is unaudited, but in our opinion reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair statement of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period.

	Oct. 31,	Aug. 1,	May. 2,	Feb. 1,	Nov. 2,	Aug. 3,	May. 4,	Feb. 2,
	2020	2020	2020	2020	2019	2019	2019	2019
Revenue:
Products	$668,661	$819,022	$739,892	$687,215	$820,007	$810,588	$710,688	$642,532
Services	159,819	157,690	154,161	145,697	147,980	150,018	154,323	135,995
Total revenue	828,480	976,712	894,053	832,912	967,987	960,606	865,011	778,527
Cost of goods sold:
Products	343,413	436,227	405,138	389,013	469,945	454,921	411,050	380,442
Services	80,718	75,804	75,589	73,364	78,346	81,333	79,284	74,744
Total costs of goods sold	424,131	512,031	480,727	462,377	548,291	536,254	490,334	455,186
Gross profit	404,349	464,681	413,326	370,535	419,696	424,352	374,677	323,341
Operating expenses:
Research and development	137,237	130,221	131,530	130,900	141,657	139,880	137,969	128,633
Selling and marketing	113,382	94,763	101,214	107,066	117,201	104,230	103,502	98,113
General and administrative	43,415	41,635	42,030	42,468	50,307	42,695	42,154	39,243
Amortization of intangible assets	5,851	5,840	5,839	5,853	5,222	5,529	5,529	5,528
Acquisition and integration costs (recoveries)	3,127	(2,329)	1,414	1,819	(735)	1,362	1,135	1,608
Significant asset impairments and restructuring costs	7,854	6,515	3,811	4,472	12,842	5,355	4,068	2,273
Total operating expenses	310,866	276,645	285,838	292,578	326,494	299,051	294,357	275,398
Income from operations	93,483	188,036	127,488	77,957	93,202	125,301	80,320	47,943
Interest and other income (loss), net	(249)	232	(2,665)	3,646	(1,183)	1,050	(244)	4,253
Interest expense	(7,395)	(7,251)	(7,860)	(8,815)	(9,136)	(9,404)	(9,471)	(9,441)
Loss on extinguishment and modification of debt	—	—	—	(646)	—	—	—	—
Income before income taxes	85,839	181,017	116,963	72,142	82,883	116,947	70,605	42,755
Provision for income tax	20,798	38,750	25,308	9,814	2,552	30,198	17,867	9,139
Net income	$65,041	$142,267	$91,655	$62,328	$80,331	$86,749	$52,738	$33,616
Basic net income per common share	$0.42	$0.92	$0.60	$0.40	$0.52	$0.56	$0.34	$0.22
Diluted net income per potential common share	$0.42	$0.91	$0.59	$0.40	$0.51	$0.55	$0.33	$0.21
Weighted average basic common shares outstanding	154,706	154,184	153,858	154,334	154,852	155,488	156,170	156,314
Weighted average diluted potential common shares outstanding	156,563	156,318	155,141	155,738	156,612	157,455	158,289	158,174

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. The following discussion about these market risks includes forward-looking statements. Actual results could differ materially from those projected in these forward-looking statements.

Interest Rate Sensitivity. We currently hold investments in U.S. government obligations with varying maturities. See Notes 6 and 7 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for information relating to investments and fair value. These investments are sensitive to interest rate movements, and their fair value will decline as interest rates rise and increase as interest rates decline. The estimated impact on these investments of a 100 basis point (1.0%) increase in interest rates across the yield curve from rates in effect as of the balance sheet date would be a $1.7 million decline in value.

Our earnings and cash flows from operations would be exposed to changes in interest rates because of the floating rate of interest in our 2025 Term Loan if such loan was not hedged using floating-to-fixed rate interest rate swaps. See Note 15 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report. The 2025 Term Loan bears interest at LIBOR plus a spread of 1.75%, subject to a minimum LIBOR rate of 0.00%. We have entered into interest rate swap arrangements (“interest rate swaps”) that fix the LIBOR rate of approximately $350.0 million of the 2025 Term Loan principal amount at 2.957% through September 2023. As such, a 100 basis point (1.0%) increase in the LIBOR rate as of our most recent LIBOR rate setting would increase our annualized interest expense by approximately $3.4 million on our 2025 Term Loan as recognized in our Consolidated Financial Statements. See Note 18 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for information relating to our 2025 Term Loan.

Foreign Currency Exchange Risk. As a global concern, our business and results of operations are exposed to and can be impacted by movements in foreign currency exchange rates. Because we sell globally, some of our sales transactions and revenue are non-U.S. Dollar denominated, with the Canadian Dollar, Euro and Japanese Yen being our most significant foreign currency revenue exposures. If the U.S. Dollar strengthens against these currencies, our revenue for these transactions reported in U.S. Dollars would decline. For our U.S. Dollar denominated sales, an increase in the value of the U.S. Dollar would increase the real costs of our products to customers in markets outside the United States, which could impact our competitive position. During fiscal 2020, approximately 15.9% of revenue was non-U.S. Dollar denominated. During fiscal 2020 as compared to fiscal 2019, the U.S. Dollar fluctuated against a number of foreign currencies. Consequently, our revenue reported in U.S. Dollars was slightly reduced by approximately $13.5 million or 0.4%. As it relates to costs of goods sold, employee-related and facilities costs associated with certain manufacturing-related operations in Canada represent our primary exposure to foreign currency exchange risk.
With regard to operating expense, our primary exposure to foreign currency exchange risk relates to the Canadian Dollar, Indian Rupee, Brazilian Real, British Pound and Euro. During fiscal 2020, approximately 48.5% of our operating expense was non-U.S. Dollar denominated. If currencies strengthen against the U.S. Dollar, costs reported in U.S. Dollars will increase. During fiscal 2020 as compared to fiscal 2019, the U.S. Dollar fluctuated against these and other currencies. Consequently, our operating expense reported in U.S. Dollars was reduced by approximately $6.2 million, or 0.5%, net of hedging.
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
During fiscal 2020, we recorded $13.0 million in foreign currency exchange losses, as a result of monetary assets and liabilities that were transacted in a currency other than the entity’s functional currency, and the re-measurement adjustments were recorded in interest and other income (loss), net on our Consolidated Statement of Operations. From time to time, we use foreign currency forwards to hedge these balance sheet exposures. These forwards are not designated as hedges for accounting purposes, and any net gain or loss associated with these derivatives is reported in interest and other income (loss), net. During fiscal 2020, we recorded a gain on non-hedge designated foreign currency forward contracts of $5.6 million. See Notes 1, 5 and 15 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report.

Item 8. Financial Statements and Supplementary Data
The following is an index to the consolidated financial statements:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ciena Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ciena Corporation and its subsidiaries (the “Company”) as of October 31, 2020 and November 2, 2019, and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended October 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and November 2, 2019, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2020 and the manner in which it accounts for revenue from contracts with customers in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Reserve for Excess and Obsolete Inventory

As described in Notes 1 and 9 to the consolidated financial statements, the Company’s consolidated inventory balance, net of the allowance, was $344 million as of October 31, 2020. Management establishes a reserve for excess and obsolete inventory when impairment has been identified and recorded a reserve for excess and obsolete inventory of $40 million as of October 31, 2020. Management writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand, which are affected by changes in the Company’s strategic direction, discontinuance of a product or introduction of newer versions of a product, declines in the sales of or forecasted demand for certain products, and general market conditions.

The principal considerations for our determination that performing procedures relating to the reserve for excess and obsolete inventory is a critical audit matter are the significant judgment by management when developing their estimate, which in turn led to a high degree of auditor judgment, subjectivity, and effort to perform procedures and evaluate the audit evidence obtained relating to the assumptions regarding future demand.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s evaluation of the reserves for excess and obsolete inventory, including controls over the assumptions used within the model. These procedures also included, among others, testing management’s process for determining the reserve for excess and obsolete inventory. This included evaluating the appropriateness of the inventory reserve method and the reasonableness of the significant assumptions relating to the future demand. Evaluating the assumptions related to future demand involved evaluating whether the assumptions used were reasonable considering historical sales and expectations regarding future sales. Testing management's process for determining future demand included procedures to evaluate the reliability, completeness and relevance of management's data used in the future demand assumption. Testing the relevance and reliability of the data included evaluating the reasonableness of the long-term sales forecasts and historical activity.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
December 18, 2020

We have served as the Company’s auditor since 1992.

CIENA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 31, 2020	November 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,088,624	$904,045
Short-term investments	150,667	109,940
Accounts receivable, net	719,405	724,854
Inventories, net	344,379	345,049
Prepaid expenses and other	308,084	297,914
Total current assets	2,611,159	2,381,802
Long-term investments	82,226	10,014
Equipment, building, furniture and fixtures, net	272,377	286,884
Operating right-of-use assets	57,026	—
Goodwill	310,847	297,937
Other intangible assets, net	96,647	112,781
Deferred tax asset, net	647,805	714,942
Other long-term assets	102,830	88,986
Total assets	$4,180,917	$3,893,346
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$291,904	$344,819
Accrued liabilities and other short-term obligations	334,132	382,740
Deferred revenue	108,700	111,381
Operating lease liabilities	19,035	—
Current portion of long-term debt	6,930	7,000
Total current liabilities	760,701	845,940
Long-term deferred revenue	49,663	45,492
Other long-term obligations	123,185	148,747
Long-term operating lease liabilities	61,415	—
Long-term debt, net	676,356	680,406
Total liabilities	$1,671,320	$1,720,585
Commitments and contingencies (Note 26)
Stockholders’ equity:
Preferred stock — par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock — par value $0.01; 290,000,000 shares authorized; 154,563,005 and 154,403,850 shares issued and outstanding	1,546	1,544
Additional paid-in capital	6,826,531	6,837,714
Accumulated other comprehensive loss	(35,358)	(22,084)
Accumulated deficit	(4,283,122)	(4,644,413)
Total stockholders’ equity	2,509,597	2,172,761
Total liabilities and stockholders’ equity	$4,180,917	$3,893,346
The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	October 31, 2020	November 2, 2019	November 3, 2018
Revenue:
Products	$2,914,790	$2,983,815	$2,565,460
Services	617,367	588,316	528,826
Total revenue	3,532,157	3,572,131	3,094,286
Cost of goods sold:
Products	1,573,791	1,716,358	1,507,157
Services	305,475	313,707	272,439
Total cost of goods sold	1,879,266	2,030,065	1,779,596
Gross profit	1,652,891	1,542,066	1,314,690
Operating expenses:
Research and development	529,888	548,139	491,564
Selling and marketing	416,425	423,046	394,060
General and administrative	169,548	174,399	160,133
Amortization of intangible assets	23,383	21,808	15,737
Acquisition and integration costs	4,031	3,370	5,111
Significant asset impairments and restructuring costs	22,652	24,538	18,139
Total operating expenses	1,165,927	1,195,300	1,084,744
Income from operations	486,964	346,766	229,946
Interest and other income (loss), net	964	3,876	(12,029)
Interest expense	(31,321)	(37,452)	(55,249)
Loss on extinguishment and modification of debt	(646)	—	(13,887)
Income before income taxes	455,961	313,190	148,781
Provision for income taxes	94,670	59,756	493,471
Net income (loss)	$361,291	$253,434	$(344,690)

Basic net income (loss) per common share	$2.34	$1.63	$(2.40)
Diluted net income (loss) per potential common share	$2.32	$1.61	$(2.49)
Weighted average basic common shares outstanding	154,287	155,720	143,738
Weighted average diluted potential common shares outstanding	155,955	157,612	143,738
The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended
	October 31, 2020	November 2, 2019	November 3, 2018
Net income (loss)	$361,291	$253,434	$(344,690)
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(107)	577	26
Change in unrealized gain (loss) on foreign currency forward contracts, net of tax	(1,144)	3,985	(1,674)
Change in unrealized gain (loss) on forward starting interest rate swaps, net of tax	(7,849)	(20,103)	6,199
Change in accumulated translation adjustments	(4,174)	(763)	686
Other comprehensive income (loss)	(13,274)	(16,304)	5,237
Total comprehensive income (loss)	$348,017	$237,130	$(339,453)
The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at October 28, 2017	143,043,227	$1,430	$6,810,182	$(11,017)	$(4,664,253)	$2,136,342
Net loss	—	—	—	—	(344,690)	(344,690)
Other comprehensive income	—	—	—	5,237	—	5,237
Reclassification of cash conversion feature	—	—	(152,142)	—	—	(152,142)
Conversion of convertible notes into common shares	12,236,146	122	261,981	—	—	262,103
Repurchases of common stock - repurchase program	(4,290,801)	(44)	(110,937)	—	—	(110,981)
Issuance of shares from employee equity plans	3,484,018	37	23,090	—	—	23,127
Share-based compensation expense	—	—	52,972	—	—	52,972
Shares repurchased for tax withholdings on vesting of restricted stock units	(154,059)	(2)	(4,755)	—	—	(4,757)
Effect of adoption of new accounting standard	—	—	832	—	61,291	62,123
Balance at November 3, 2018	154,318,531	1,543	6,881,223	(5,780)	(4,947,652)	1,929,334
Net income	—	—	—	—	253,434	253,434
Other comprehensive loss	—	—	—	(16,304)	—	(16,304)
Repurchases of common stock - repurchase program	(3,838,466)	(38)	(150,038)	—	—	(150,076)
Issuance of shares from employee equity plans	3,112,916	31	22,916	—	—	22,947
Share-based compensation expense	—	—	59,736	—	—	59,736
Settlement of debt conversion liability	1,585,140	16	52,928	—	—	52,944
Shares repurchased for tax withholdings on vesting of restricted stock units	(774,271)	(8)	(29,051)	—	—	(29,059)
Effect of adoption of new accounting standard	—	—	—	—	49,805	49,805
Balance at November 2, 2019	154,403,850	1,544	6,837,714	(22,084)	(4,644,413)	2,172,761
Net income	—	—	—	—	361,291	361,291
Other comprehensive loss	—	—	—	(13,274)	—	(13,274)
Repurchases of common stock - repurchase program	(1,872,446)	(19)	(74,516)	—	—	(74,535)
Issuance of shares from employee equity plans	2,787,011	29	28,039	—	—	28,068
Share-based compensation expense	—	—	67,758	—	—	67,758
Shares repurchased for tax withholdings on vesting of restricted stock units	(755,410)	(8)	(32,464)	—	—	(32,472)
Balance at October 31, 2020	154,563,005	$1,546	$6,826,531	$(35,358)	$(4,283,122)	$2,509,597
The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	October 31, 2020	November 2, 2019	November 3, 2018
Cash flows from operating activities:
Net income (loss)	$361,291	$253,434	$(344,690)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt	—	—	10,039
Loss on fair value of debt conversion liability	—	—	12,070
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	93,908	87,576	84,214
Share-based compensation costs	67,758	59,736	52,972
Amortization of intangible assets	38,619	35,136	25,806
Deferred taxes	64,339	19,865	463,631
Provision for doubtful accounts	8,855	6,740	2,700
Provision for inventory excess and obsolescence	24,701	28,085	30,615
Provision for warranty	22,417	23,105	20,992
Other	11,628	(910)	21,685
Changes in assets and liabilities:
Accounts receivable	(17,299)	65,712	(168,357)
Inventories	(25,044)	(112,941)	(27,445)
Prepaid expenses and other	(38,998)	(96,618)	(21,425)
Operating lease right-of-use assets	16,787	—	—
Accounts payable, accruals and other obligations	(117,931)	27,740	85,798
Deferred revenue	2,519	16,480	(19,344)
Short and long-term operating lease liabilities	(19,896)	—	—
Net cash provided by operating activities	493,654	413,140	229,261
Cash flows provided by (used in) investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(82,667)	(62,579)	(67,616)
Purchase of available for sale securities	(223,196)	(158,074)	(286,824)
Proceeds from maturities of available for sale securities	110,390	248,748	410,109
Purchase of equity investment	—	(2,667)	(1,767)
Settlement of foreign currency forward contracts, net	3,531	(1,351)	9,385
Acquisition of businesses, net of cash acquired	(28,300)	—	(82,670)
Net cash provided by (used in) investing activities	(220,242)	24,077	(19,383)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	—	—	305,125
Payment of long-term debt	(5,198)	(7,000)	(292,730)
Payment for debt conversion liability	—	(111,268)	—
Payment for make-whole provision upon conversion of long-term debt	—	—	(13,453)
Payment of debt issuance costs	(382)	(1,191)	(1,936)
Payment of finance lease obligations	(2,703)	(3,319)	(3,624)
Shares repurchased for tax withholdings on vesting of restricted stock units	(32,472)	(29,059)	(4,757)
Repurchases of common stock - repurchase program	(74,535)	(150,076)	(110,981)
Proceeds from issuance of common stock	28,068	22,947	23,127
Net cash used in financing activities	(87,222)	(278,966)	(99,229)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,643)	476	(5,856)
Net increase in cash, cash equivalents and restricted cash	184,547	158,727	104,793
Cash, cash equivalents and restricted cash at beginning of fiscal year	904,161	745,434	640,641
Cash, cash equivalents and restricted cash at end of fiscal year	$1,088,708	$904,161	$745,434
Supplemental disclosure of cash flow information
Cash paid during the fiscal year for interest	$32,837	$39,579	$44,750
Cash paid during the fiscal year for income taxes, net	$53,076	$33,570	$26,900
Operating lease payments	$22,089	$—	$—

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	October 31, 2020	November 2, 2019	November 3, 2018
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$7,854	$16,549	$5,118
Contingent consideration for acquisition of business	$—	$—	$10,900
Conversion of 3.75% convertible senior notes, due October 15, 2018 (Original) into 3,038,208 shares of common stock	$—	$—	$61,270
Conversion of 4.0% convertible senior notes, due December 15, 2020 into 9,197,943 shares of common stock, net	$—	$—	$214,286
Conversion of debt conversion liability into 1,585,140 shares of common stock	$—	$52,944	$—
Operating lease right-of-use assets subject to lease liability	$24,160	$—	$—
Unrealized gain on equity investment	$2,681	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) CIENA CORPORATION AND SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES
Description of Business

Ciena Corporation (“Ciena” or the “Company”) is a networking systems, services and software company, providing solutions that enable a wide range of network operators to deploy and manage next-generation networks that deliver services to businesses and consumers. Ciena provides hardware, software and services that e the transport, routing, switching, aggregation, service delivery and management of video, data and voice traffic on communications networks. Ciena’s solutions are used by communications service providers, cable and multiservice operators, Web-scale providers, submarine network operators, governments, enterprises, research and education institutions and emerging network operators.

Ciena’s solutions include Networking Platforms, including Ciena’s Converged Packet Optical and Packet Networking portfolios, which can be applied from the network core to end-user access points, and which allow network operators to scale capacity, increase transmission speeds, allocate traffic and adapt dynamically to changing end-user service demands. Ciena’s Converged Packet Optical portfolio includes products and solutions that support the connection of content to content and users to content, including in long haul and regional, submarine and data center interconnect networks. Ciena’s Packet Networking portfolio includes products and solutions that enable next-generation metro, access and aggregation networks, connecting users to content in applications that include 5G, mobile backhaul, virtualization and enterprise services.

To complement these solutions, Ciena offers Platform Software, which provides management, domain control and specialized applications that automate network lifecycle operations, including provisioning equipment and services, network data, analytics and policy-based assurance to achieve closed loop automation across multi-vendor and multi-domain network environments. Through Ciena’s Blue Planet® Software suite, Ciena enables customers to transform their business and operations support systems (“OSS”) through software-based automation of their network and IT infrastructures. To complement these hardware and software products, Ciena offers a broad range of services that help its customers build, operate and improve their networks and associated operational environments, including network optimization and migration offerings.

Ciena refers to its complete portfolio vision as the Adaptive Network. The Adaptive Network emphasizes a programmable network infrastructure, software control and automation capabilities, network analytics and intelligence, and related advanced services. By transforming network infrastructures into a dynamic, programmable environment driven by automation and analytics, network operators can realize greater business agility, dynamically adapt to changing end user service demands and rapidly introduce new revenue-generating services. They can also gain valuable real-time network insights, allowing them to optimize network operation and maximize the return on their network infrastructure investment.
Basis of Presentation

The accompanying consolidated financial statements include the accounts of Ciena and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Ciena has a 52 or 53-week fiscal year, which ends on the Saturday nearest to the last day of October in each year. Fiscal 2020 and fiscal 2019 each consisted of a 52-week fiscal year and fiscal 2018 consisted of a 53-week fiscal year. Effective the second quarter of fiscal 2020, Ciena changed the presentation of reporting for its financial statements and notes thereto to reflect the actual dates on which fiscal years ended. Because these dates can change from period to period, for consistency purposes, Ciena previously presented such information indicating that its fiscal years ended on October 31. This change, affecting only the presentation of such information, was made on a prospective basis and it does not impact comparability of previous financial results. Reference to prior reported periods have been changed to reflect the actual period end dates of November 2, 2019, November 3, 2018 and October 28, 2017 for periods reported herein.

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

Ciena has minority equity investments in privately held technology companies that are classified in other long-term assets. These investments are carried at cost because Ciena owns less than 20% of the voting equity and does not have the ability to exercise significant influence over the company. Ciena monitors these investments for impairment and makes appropriate reductions to the carrying value when necessary. As of October 31, 2020, the combined carrying value of these investments was $13.4 million. Ciena elects to estimate the fair value at cost minus impairment, if any, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer. Ciena evaluates these investments for impairment or observable price changes quarterly and records adjustments to interest and other income (loss), net on the Consolidated Statements of Operations.

Inventories

Inventories are stated at the lower of cost or market, with cost computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Ciena records a provision for excess and obsolete inventory when an impairment has been identified.

Segment Reporting

Ciena’s chief operating decision maker, its chief executive officer, evaluates the Company’s performance and allocates resources based on multiple factors, including measures of segment profit (loss). Operating segments are defined as components of an enterprise that engage in business activities that may earn revenue and incur expense, for which discrete financial information is available, and for which such information is evaluated regularly by the chief operating decision maker for purposes of allocating resources and assessing performance. Ciena has the following operating segments for reporting purposes: (i) Networking Platforms; (ii) Platform Software and Services; (iii) Blue Planet Automation Software and Services; and (iv) Global Services. See Note 24 below.

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

Long-lived Assets

Long-lived assets include: equipment, building, furniture and fixtures, ROU assets, finite-lived intangible assets and maintenance spares. Ciena tests long-lived assets for impairment whenever triggering events or changes in circumstances indicate that the asset’s carrying amount is not recoverable from its undiscounted cash flows. An impairment loss is measured as the amount by which the carrying amount of the asset or asset group exceeds its fair value. Ciena’s long-lived assets are assigned to asset groups that represent the lowest level for which cash flows can be identified.

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

Leases

At the inception of a contract, Ciena must determine whether the contract is or contains a lease. The contract is or contains a lease if the contract conveys the right to control the use of the property, plant, or equipment for a designated term in exchange for consideration. Ciena’s evaluation of its contracts follows the assessment of whether there is a right to obtain substantially all of the economic benefits from the use and the right to direct the use of the identified asset in the contract. Operating leases are included in the Operating right-of-use assets (“Operating ROU assets”), Operating lease liabilities and Long-term operating lease liabilities in the Consolidated Balance Sheets. Finance leases are included in Equipment, building, furniture and fixtures, net (“Finance ROU assets”), Accrued liabilities and other short-term obligations and Other long-term obligations in the Consolidated Balance Sheets.

Ciena has operating and finance leases that primarily relate to real property. Ciena has elected not to capitalize leases with a term of 12 months or less without a purchase option that it is likely to exercise. Ciena has elected not to separate lease and non-lease components of operating and finance leases. Lease components are payment items directly attributable to the use of the underlying asset, while non-lease components are explicit elements of a contract not directly related to the use of the underlying asset, including pass-through operating expenses like common area maintenance and utilities.

Operating ROU assets and lease liabilities and Finance ROU assets and lease liabilities are recognized on the Consolidated Balance Sheets at the present value of the future lease payments over the life of the lease term. Ciena uses discount rates based on incremental borrowing rates, on a collateralized basis, for the respective underlying assets, for terms similar to the respective leases when implicit rates for leases are not determinable. Operating lease costs are included as rent expense in the Consolidated Statements of Operations. Fixed base payments on operating leases paid directly to the lessor are recorded as lease expense on a straight-line basis. Related variable payments based on usage, changes in an index, or market rate are expensed as incurred. Finance ROU assets are generally amortized on a straight-line basis over the lease term with the interest expense on the lease liability recorded using the interest method. The amortization and interest expense are recorded separately in the Consolidated Statements of Operations.

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

Historically, a significant percentage of Ciena’s revenue has been concentrated among sales to a small number of large communications service providers and Web-scale providers. Consolidation among Ciena’s customers has increased this concentration. Consequently, Ciena’s accounts receivable are concentrated among these customers. See Note 24 below.

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

For the additional disclosures on capitalized contract acquisition costs, see Note 2 below.

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

Accounts Receivable, Net

Ciena’s allowance for doubtful accounts receivable is based on its assessment, on a specific identification basis, of the collectibility of customer accounts. Ciena performs ongoing credit evaluations of its customers and generally has not required collateral or other forms of security from them. In determining the appropriate balance for Ciena’s allowance for doubtful accounts receivable, management considers each individual customer account receivable in order to determine collectibility. In doing so, management considers creditworthiness, payment history, account activity and communication with the customer. If a customer’s financial condition changes, or if actual defaults are higher than Ciena’s historical experience, Ciena may be required to take a charge for an allowance for doubtful accounts receivable, which could have an adverse impact on its results of operations.

Research and Development

Ciena charges all research and development costs to expense as incurred. Types of expense incurred in research and development include employee compensation, prototype equipment, consulting and third-party services, depreciation, facility costs and information technology.

Government Grants

Ciena accounts for proceeds from government grants as a reduction of expense when there is reasonable assurance that Ciena has met the required conditions associated with the grant and that grant proceeds will be received. Grant benefits are recorded to the particular line item of the Consolidated Statement of Operations to which the grant activity relates. See Note 26 below.

Advertising Costs

Ciena expenses all advertising costs as incurred.

Legal Costs

Ciena expenses legal costs associated with litigation as incurred.

Share-Based Compensation Expense

Ciena measures and recognizes compensation expense for share-based awards based on estimated fair values on the date of grant. Ciena estimates the fair value of each option-based award on the date of grant using the Black-Scholes option-pricing model. This model is affected by Ciena’s stock price as well as estimates regarding a number of variables, including expected stock price volatility over the expected term of the award and projected employee stock option exercise behaviors. Ciena recognizes the estimated fair value of restricted stock units subject only to service-based vesting conditions by multiplying the number of shares underlying the award by the closing price per share of Ciena common stock on the grant date. In each case, Ciena only recognizes expense in its Consolidated Statement of Operations for those stock options or restricted stock units that are expected ultimately to vest. Awards with performance-based vesting conditions (i) require the achievement of certain operational, financial or other performance criteria or targets or (ii) vest based on Ciena’s total shareholder return as compared to an index of peer companies, in whole or in part. Ciena recognizes the estimated fair value of restricted stock units subject to performance-based vesting conditions other than total shareholder return by assuming the satisfaction of any performance-based objectives at the “target” level and multiplying the corresponding number of shares earned based upon such achievement by the closing price per share of Ciena common stock on the grant date. Ciena recognizes the estimated fair value of performance based awards subject to total shareholder return as compared to an index of peer companies using a Monte Carlo simulation valuation model on the date of grant. At the end of each reporting period, Ciena reassesses the probability of achieving the performance targets and the performance period required to meet those targets. See Note 23 below.

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

Due to the continued uncertainty surrounding the duration and severity of potential macroeconomic impacts of COVID-19, Ciena considered it prudent to temporarily suspend purchases of its common stock under its stock repurchase program effective as of March 17, 2020. See Note 27 below for information related to the resumption of purchases under this plan in fiscal 2021.

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

In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. In addition, tax authorities periodically audit Ciena’s income tax returns. These audits examine significant tax filing positions, including the timing and amounts of deductions and the allocation of income tax expenses among tax jurisdictions. Ciena is currently under audit in India for 2012 and 2014 through 2018, in Canada for 2013 through 2015, and in the United Kingdom for 2014 through 2018. Management does not expect the outcome of these audits to have a material adverse effect on Ciena’s consolidated financial position, results of operations or cash flows. Ciena’s major tax jurisdictions and the earliest open tax years are as follows: United States (2017), United Kingdom (2014), Canada (2013), and India (2012). Limited adjustments can be made to federal U.S. tax returns in earlier years in order to reduce net operating loss carryforwards. Ciena classifies interest and penalties related to uncertain tax positions as a component of income tax expense.

Ciena has not provided for U.S. deferred income taxes on the cumulative unremitted earnings of its non-U.S. affiliates, as it plans to indefinitely reinvest these foreign earnings outside the U.S. As of October 31, 2020, the cumulative amount of such temporary differences for which a deferred tax liability has not been recognized totaled approximately $375.0 million. If these earnings were distributed to the U.S. in the form of dividends, or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, Ciena would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

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

The Tax Cuts and Jobs Act (the “Tax Act”) includes provisions that affected Ciena in fiscal 2019 and fiscal 2020, including a provision designed to tax global intangible low-taxed income (“GILTI”). An accounting policy choice is allowed to either treat taxes due on future U.S. inclusions related to GILTI in taxable income as a current-period expense when incurred (the “period cost method”) or factor such amounts into the measurement of deferred taxes (the “deferred method”). The calculation of the deferred balance with respect to the GILTI tax provisions will depend, in part, on analyzing global income to determine whether future U.S. inclusions in taxable income are expected related to GILTI and, if so, what the impact is expected to be. Ciena is electing to use the period cost method for future GILTI inclusions. Additionally, Ciena is electing to use the incremental cash tax savings approach when determining whether a valuation allowance needs to be recorded against the U.S. net operating loss (“NOL”) due to the GILTI inclusions.

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

Fair Value of Financial Instruments

The carrying value of Ciena’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair market value due to the relatively short period of time to maturity. For information related to the fair value of Ciena’s term loan, see Note 18 below.

Fair value for the measurement of financial assets and liabilities is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Ciena utilizes a valuation hierarchy for disclosure of the inputs for fair value measurement. This hierarchy prioritizes the inputs into three broad levels as follows:

•Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities;

•Level 2 inputs are quoted prices for identical or similar assets or liabilities in less active markets or model-derived valuations in which significant inputs are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and

•Level 3 inputs are unobservable inputs based on Ciena’s assumptions used to measure assets and liabilities at fair value. The fair values are determined based on model-based techniques using inputs Ciena could not corroborated with market data.

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

Restructuring

From time to time, Ciena takes actions to better align its workforce, facilities and operating costs with perceived market opportunities, business strategies and changes in market and business conditions and redesign business processes. Ciena recognizes a liability for the cost associated with an exit or disposal activity in the period in which the liability is incurred, except for one-time employee termination benefits related to a service period, typically of more than 60 days, which are accrued over the service period. See Note 4 below.

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

See Notes 7 and 15 below.

Computation of Net Income (Loss) per Share

Ciena calculates basic earnings per share by dividing earnings attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per potential common share (“Diluted EPS”) includes other potential dilutive shares that would be outstanding if securities or other contracts to issue common stock were exercised or converted into common stock. Ciena uses a dual presentation of basic net income (loss) per common share (“Basic EPS”) and Diluted EPS on the face of its income statement. A reconciliation of the numerator and denominator used for the Basic EPS and Diluted EPS computations is set forth in Note 20 below.

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

Newly Issued Accounting Standards - Effective

Leases

In February 2016, FASB issued ASC 842, Leases, which requires an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by leased assets and to provide additional disclosures. Effective November 3, 2019, Ciena adopted ASC 842, which requires right-of-use ("ROU") assets and lease liabilities to be recorded on the balance sheet, on a modified retrospective basis, such that related amounts in prior periods have not been restated.

As a practical expedient for disclosure, Ciena has elected the “package of practical expedients” and, as a result, did not reassess existing lease identifications, lease classifications or initial direct costs. As a practical expedient, Ciena has elected not to capitalize leases with a term of 12 months or less without a purchase option that it is likely to exercise. Also as a practical expedient, Ciena has elected not to separate lease and non-lease components of operating and finance leases. Lease components are payment items directly attributable to the use of the underlying asset, while non-lease components are explicit elements of a contract not directly related to the use of the underlying asset, including pass-through operating expenses like common area maintenance and utilities. In connection with its adoption of ASC 842, Ciena has implemented new accounting policies and processes, and incorporated such into its existing internal control environment as necessary to support the requirements of ASC 842.

Upon adoption, Ciena recorded Operating ROU assets of $53.3 million and lease liabilities of $76.0 million related to its operating leases. As of November 2, 2019, the restructuring reserve liability for vacated office space of $11.1 million was included in Accrued liabilities and other short-term obligations and Other long-term obligations on the Consolidated Balance Sheet under prior accounting guidance. Upon adoption of ASC 842, the existing lease reserve liability was reclassified as a reduction to the Operating ROU assets. ROU assets will be tested for impairment when circumstances indicate that the carrying values may not be recoverable. The adoption of this guidance did not require a cumulative effect adjustment or have an impact on the Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

Opening Balance Adjustments

The following table summarizes the cumulative effect of the changes made to Ciena’s Consolidated Balance Sheet in connection with the adoption of ASC 842 (in thousands):

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

See Note 17 below for additional information.

Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13 (“ASU 2018-13”), Fair Value Measurement (Topic 820): Disclosure Framework which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for Ciena beginning in the first quarter of fiscal year 2020, and early adoption is permitted. Adoption of ASU 2018-13 did not have a material effect on Ciena’s financial position or results of operations.

Newly Issued Accounting Standards - Not Yet Effective

In June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”), Financial Instruments - Credit Losses, which requires measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new standard replaces the incurred loss impairment model. Under this standard, Ciena will be required to use a forward-looking expected credit loss model for accounts receivable, contract assets, and other financial instruments. ASU 2016-13 is effective for Ciena beginning in the first quarter of fiscal 2021 on a modified retrospective basis with the cumulative effect of adoption recorded as an adjustment to retained earnings. This standard will not have a material impact on Ciena’s Consolidated Financial Statements and disclosures at adoption.

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

The tables below set forth Ciena’s disaggregated revenue for the respective period (in thousands):

	Year Ended October 31, 2020
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Converged Packet Optical	$2,547,647	$—	$—	$—	$2,547,647
Packet Networking	267,416	—	—	—	267,416
Platform Software and Services	—	197,809	—	—	197,809
Blue Planet Automation Software and Services	—	—	62,632	—	62,632
Maintenance Support and Training	—	—	—	269,354	269,354
Installation and Deployment	—	—	—	152,003	152,003
Consulting and Network Design	—	—	—	35,296	35,296
Total revenue by product line	$2,815,063	$197,809	$62,632	$456,653	$3,532,157

Timing of revenue recognition:
Products and services at a point in time	$2,815,063	$69,099	$19,583	$14,363	$2,918,108
Products and services transferred over time	—	128,710	43,049	442,290	614,049
Total revenue by timing of revenue recognition	$2,815,063	$197,809	$62,632	$456,653	$3,532,157

	Year Ended November 2, 2019
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Converged Packet Optical	$2,562,841	$—	$—	$—	$2,562,841
Packet Networking	348,477	—	—	—	348,477
Platform Software and Services	—	155,376	—	—	155,376
Blue Planet Automation Software and Services	—	—	54,555	—	54,555
Maintenance Support and Training	—	—	—	261,337	261,337
Installation and Deployment	—	—	—	148,233	148,233
Consulting and Network Design	—	—	—	41,312	41,312
Total revenue by product line	$2,911,318	$155,376	$54,555	$450,882	$3,572,131

Timing of revenue recognition:
Products and services at a point in time	$2,911,318	$55,530	$17,697	$18,802	$3,003,347
Products and services transferred over time	—	99,846	36,858	432,080	568,784
Total revenue by timing of revenue recognition	$2,911,318	$155,376	$54,555	$450,882	$3,572,131

Effective the beginning of fiscal 2020, Ciena’s Global Sales and Marketing organization combined its previous North America and CALA regions into a new “Americas” sales region. Accordingly, Ciena reflects its sales geographically around the following markets: (i) Americas; (ii) EMEA; and (iii) APAC. Within each geographic area, Ciena maintains specific teams or personnel that focus on a particular region, country, customer or market vertical. These teams include sales management, account salespersons and sales engineers, as well as services professionals and commercial management personnel.

For the periods below, Ciena’s geographic distribution of revenue was as follows (in thousands):

	Year Ended
	October 31, 2020	November 2, 2019
Geographic Distribution:
Americas	$2,469,278	$2,503,913
EMEA	591,468	566,718
APAC	471,411	501,500
Total revenue by geographic distribution	$3,532,157	$3,572,131

•Networking Platforms revenue reflects sales of Ciena’s Converged Packet Optical and Packet Networking product lines.
•Converged Packet Optical - includes the 6500 Packet-Optical Platform, Waveserver® stackable interconnect system, the 6500 Reconfigurable Line System (RLS) and the 5400 family of Packet-Optical Platforms. This product line also includes sales of the Z-Series Packet-Optical Platform.
•Packet Networking - includes the 3000 family of service delivery switches and service aggregation switches and the 5000 family of service aggregation switches. This product line also includes the 8700 Packetwave Platform, the Ethernet packet configuration for the 5410 Service Aggregation Switch, and the 6500 Packet Transport System (PTS), which combines packet switching, control plane operation, and integrated optics.
The Networking Platforms segment revenue also includes sales of operating system software and enhanced software features embedded in each of the product lines above. Revenue from this segment is included in product revenue on the Consolidated Statements of Operations. Operating system software and enhanced software features embedded in Ciena hardware are considered distinct performance obligations for which the revenue is generally recognized upfront at a point in time upon transfer of control.

•Platform Software and Services provides analytics, data, and planning tools to assist customers in managing Ciena’s Networking Platforms products in their networks. Ciena’s platform software includes its Manage, Control and Plan (MCP) domain controller solution, OneControl Unified Management System, as well as planning tools and a number of legacy software solutions that support our installed base of network solutions. Platform software-related services revenue includes sales of subscription, installation, support, and consulting services related to Ciena’s software platforms, operating system software and enhanced software features embedded in each of the Networking Platforms product lines above. Revenue from the software portion of this segment is included in product revenue on the Consolidated Statements of Operations. Revenue from services portions of this segment is included in services revenue on the Consolidated Statements of Operations.

•Blue Planet Automation Software and Services is a comprehensive, micro-services, standards-based open software suite, together with related services, that enables customers to implement large-scale software and IT-led OSS transformations by transforming legacy networks into “service ready” networks, accelerating the creation, delivery and lifecycle management of new, cloud-based services. Ciena’s Blue Planet Automation Platform includes multi-domain service orchestration (MDSO), inventory management (BPI), route optimization and analysis (ROA), network function virtualization orchestration (NFVO), and unified assurance and analytics (UAA). Services revenue includes sales of subscription, installation, support, consulting and design services related to Ciena’s Blue Planet Automation Platform. Revenue from the software portion of this segment is included in product revenue on the Consolidated Statements of Operations. Revenue from services portions of this segment is included in services revenue on the Consolidated Statements of Operations.

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

•Global Services reflects sales of a broad range of Ciena’s services for maintenance support and training, installation and deployment, and consulting and network design activities. Revenue from this segment is included in services revenue on the Consolidated Statements of Operations.
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

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities (deferred revenue) from contracts with customers (in thousands):

	Balance at October 31, 2020	Balance at November 2, 2019
Accounts receivable, net	$719,405	$724,854
Contract assets for unbilled accounts receivable	$85,843	$84,046
Deferred revenue	$158,363	$156,873

Our contract assets represent unbilled accounts receivable where transfer of a product or service has occurred but invoicing is conditional upon completion of future performance obligations. These amounts are primarily related to installation and deployment and professional services arrangements where transfer of control has occurred, but Ciena has not yet invoiced the customer. Contract assets are included in prepaid expenses and other current assets in the Consolidated Balance Sheets. See Note 10 below.

Contract liabilities consist of deferred revenue and represent advanced payments against non-cancelable customer orders received prior to revenue recognition. Ciena recognized approximately $101.9 million and $95.1 million of revenue during fiscal 2020 and 2019, respectively, that was included in the deferred revenue balance at November 3, 2019 and November 4, 2018, respectively. Revenue recognized due to changes in transaction price from performance obligations satisfied or partially satisfied in previous periods was immaterial during fiscal 2020 and 2019.

Capitalized Contract Acquisition Costs

Capitalized contract acquisition costs consist of deferred sales commissions and were $15.3 million and $15.7 million as of October 31, 2020 and November 2, 2019, respectively, and are included in other current assets and other assets. The amortization expense associated with these costs was $22.4 million and $18.6 million during fiscal 2020 and fiscal 2019, respectively, and are included in sales and marketing expense.

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) are comprised of non-cancelable customer purchase orders for products and services that are awaiting transfer of control for revenue recognition under the applicable contract terms. As of October 31, 2020, the aggregate amount of RPO was $1.0 billion. As of October 31, 2020, Ciena expects approximately 81% of the RPO to be recognized as revenue within the next twelve months.

(3) BUSINESS COMBINATIONS

Centina Systems, Inc. Acquisition
On November 2, 2019, Ciena acquired Centina Systems, Inc. (“Centina”), a provider of service assurance analytics and network performance management solutions, for approximately $34.0 million in cash. This transaction has been accounted for as the acquisition of a business.
During fiscal 2020, Ciena incurred approximately $0.8 million of acquisition-related costs associated with this transaction. These costs primarily reflect fees associated with financial, legal and accounting advisors.
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
DonRiver Acquisition
On October 1, 2018, Ciena acquired Don River Holdings, LLC (“ DonRiver”), a global software and services company specializing in federated network and service inventory management solutions within the service provider Operational Support Systems (OSS) environment. This transaction has been accounted for as the acquisition of a business.
During fiscal 2020, fiscal 2019 and fiscal 2018, Ciena incurred approximately $6.9 million, $7.5 million and $3.5 million, respectively. These costs and expenses include fees associated with financial, legal and accounting advisors, severance and other employee-related costs associated with our acquisition of DonRiver, including the contingent compensation portion of the three year earn-out agreement as described below. These costs were recorded in acquisition and integration costs in the Consolidated Statement of Operations.
The following table summarizes the purchase price for the acquisition (in thousands):

Amount
Cash	$43,283
Contingent consideration	10,900
Total purchase price	$54,183

The following table summarizes the final purchase price allocation related to the acquisition based on the estimated fair value of the acquired assets and assumed liabilities (in thousands):

Amount
Cash and cash equivalents	$1,025
Accounts receivable	4,790
Prepaid expenses and other long-term assets	372
Goodwill	10,453
Customer relationships and contracts	37,700
Developed technology	9,700
Deferred revenue	(193)
Other current and long-term liabilities	(9,664)
Total purchase price	$54,183

The acquisition of DonRiver included a $28.5 million three-year earn-out arrangement that consisted of both a contingent consideration element and a contingent compensation element. The contingent consideration element required additional cash consideration to be paid based on the future revenues generally derived from the DonRiver business over a 25-month period from the acquisition date through October 31, 2020. The undiscounted amounts potentially payable by Ciena under the contingent consideration element ranged from $0.0 million to $15.0 million in the aggregate over the period. The $10.9 million fair value of the contingent consideration element as of the acquisition date was estimated by applying the income approach based on a discounted cash flow technique using Monte Carlo simulations. See Note 7 below. The contingent compensation element of the earn-out arrangement included an employment condition for the selling shareholders who became employees of Ciena upon the completion of the acquisition. The range of amounts that Ciena could pay under the contingent compensation element is between $0.0 million and $13.5 million in the aggregate over the period. These amounts are accrued over the period earned and recorded as expense in the acquisition and integration costs line item in the Consolidated Statement of Operations. During fiscal 2020, fiscal 2019 and fiscal 2018, Ciena recorded $6.9 million, $5.1 million and $0.4 million, of contingent compensation associated with the earn-out arrangement, respectively.
The contingent consideration liability established at closing had an acquisition date fair value of $10.9 million. As of November 2, 2019, the fair value of the contingent consideration liability was $8.1 million. During fiscal 2020 and fiscal 2019, decreases of $3.7 million and $2.8 million, respectively, were recorded as reductions to expense in the acquisition and integration cost line item in the Consolidated Statement of Operations. During fiscal 2019, $4.4 million of the total contingent consideration liability was earned. This payment was paid during the first quarter of fiscal 2020. As of October 31, 2020, no contingent consideration liability remained.
Customer relationships and contracts represent agreements with existing DonRiver customers. Customer relationships and contracts are amortized on a straight-line basis over their estimated useful life of seven years. Fair value was determined using the multi-period excess earnings method based on the present value of the incremental after-tax cash flows (or “excess earnings”) attributable to customer relationships for a discrete projection period.
Developed technology represents purchased technology that had reached technological feasibility and for which DonRiver had substantially completed development as of the date of acquisition. Fair value was determined using future discounted cash flows related to the projected income stream of the developed technology for a discrete projection period. Cash flows were discounted to their present value as of the closing date. Developed technology is amortized on a straight-line basis over its estimated useful life of seven years.
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

(4) RESTRUCTURING COSTS
Ciena has undertaken a number of restructuring activities intended to reduce expense and better align its workforce and costs with market opportunities, product development and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in Accrued liabilities and other short-term obligations on Ciena’s Consolidated Balance Sheets, for the fiscal years indicated (in thousands):

	Workforce reduction		Consolidation of excess facilities and other restructuring activities		Total
Balance at October 28, 2017	$1,291		$1,648		$2,939
Charges	14,853	(1)	3,890	(4)	18,743
Cash payments	(14,036)		(3,799)		(17,835)
Balance at November 3, 2018	2,108		1,739		3,847
Charges	13,779	(2)	10,759	(5)	24,538
Cash payments	(11,904)		(1,338)		(13,242)
Balance at November 2, 2019	3,983		11,160		15,143
Charges	7,282	(3)	15,370	(6)	22,652
Adjustments related to ASC 842	—		(11,160)	(7)	(11,160)
Cash payments	(8,350)		(15,370)		(23,720)
Balance at October 31, 2020	$2,915		$—		$2,915
Current restructuring liabilities	$2,915		$—		$2,915
Non-current restructuring liabilities	$—		$—		$—

_________________________________
(1) During fiscal 2018, Ciena recorded a charge of $14.9 million of severance and other employee-related costs associated with a workforce reduction of approximately 240 employees.
(2) During fiscal 2019, Ciena recorded a charge of $13.8 million of severance and other employee-related costs associated with a workforce reduction of approximately 283 employees.
(3) During fiscal 2020, Ciena recorded a charge of $7.3 million of severance and other employee-related costs associated with a workforce reduction of approximately 149 employees.
(4) Reflects unfavorable lease commitments in connection with a portion of facilities located in Petaluma, California and in Gurgaon, India.
(5) Reflects unfavorable lease commitments in connection with a portion of facilities located in Alpharetta, Georgia, Spokane, Washington, Durham, North Carolina and Hanover, Maryland.
(6) Primarily represents costs and imputed interest expense related to restructured facilities and the redesign of certain business processes.
(7) Represents restructuring reserve liability recognized as a reduction to Operating ROU assets, net in relation to adoption of ASC 842. See Notes 1 and 17 for further discussion.

(5) INTEREST AND OTHER INCOME (LOSS), NET
The components of interest and other income (loss), net, were as follows (in thousands):

	Year Ended
	October 31, 2020	November 2, 2019	November 3, 2018
Interest income	$6,860	$14,410	$13,703
Gain on non-hedge designated foreign currency forward contracts	5,551	3	6,791
Foreign currency exchange losses	(13,022)	(9,800)	(19,434)
Loss on fair value of debt conversion liability	—	—	(12,070)
Other	1,575	(737)	(1,019)
Interest and other income (loss), net	$964	$3,876	$(12,029)

Ciena Corporation, as the U.S. parent entity, uses the U.S. Dollar as its functional currency; however, some of its foreign branch offices and subsidiaries use the local currency as their functional currency. During fiscal 2020, 2019 and 2018, Ciena recorded $13.0 million, $9.8 million and $19.4 million, respectively, in exchange rate losses, as a result of monetary assets and liabilities that were transacted in a currency other than the entity’s functional currency, and the related remeasurement adjustments were recorded in interest and other income (loss), net. From time to time, Ciena uses foreign currency forwards to hedge these balance sheet exposures. These forwards are not designated as hedges for accounting purposes, and any net gain or loss associated with these derivatives is also reported in interest and other income (loss), net. During fiscal 2019, Ciena recorded minimal gains from non-hedge designated foreign currency forward contracts. For fiscal 2020 and fiscal 2018, Ciena recorded gains of $5.6 million and $6.8 million, respectively, from non-hedge designated foreign currency forward contracts.

(6) SHORT-TERM AND LONG-TERM INVESTMENTS
As of October 31, 2020, investments are comprised of the following (in thousands):

	October 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$150,559	$109	$(1)	$150,667
Included in long-term investments	82,252	—	(26)	82,226
	$232,811	$109	$(27)	$232,893

As of November 2, 2019, investments are comprised of the following (in thousands):

	November 2, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$109,715	$225	$—	$109,940
Included in long-term investments	10,017	—	(3)	10,014
	$119,732	$225	$(3)	$119,954

The following table summarizes the legal maturities of debt investments at October 31, 2020 (in thousands):

	October 31, 2020
	Amortized Cost	Estimated Fair Value
Less than one year	$150,559	$150,667
Due in 1-2 years	82,252	82,226
	$232,811	$232,893

(7) FAIR VALUE MEASUREMENTS

As of the dates indicated, the following tables summarize the fair value of assets and liabilities that were recorded at fair value on a recurring basis (in thousands):

	October 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$889,293	$—	$—	$889,293
Bond mutual fund	50,361	—	—	50,361
Deferred compensation plan assets	8,213	—	—	8,213
U.S. government obligations	—	232,893	—	232,893
Foreign currency forward contracts	—	82	—	82
Total assets measured at fair value	$947,867	$232,975	$—	$1,180,842

Liabilities:
Foreign currency forward contracts	$—	$681	$—	$681
Forward starting interest rate swaps	—	28,513	—	28,513
Total liabilities measured at fair value	$—	$29,194	$—	$29,194

	November 2, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$759,114	$—	$—	$759,114
Deferred compensation plan assets	4,974	—	—	4,974
U.S. government obligations	—	119,954	—	119,954
Foreign currency forward contracts	—	1,570	—	1,570
Total assets measured at fair value	$764,088	$121,524	$—	$885,612

Liabilities:
Foreign currency forward contracts	$—	$35	$—	$35
Forward starting interest rate swaps	—	21,093	—	21,093
Contingent consideration	—	—	3,705	3,705
Total liabilities measured at fair value	$—	$21,128	$3,705	$24,833

As of the dates indicated, the assets and liabilities above were presented on Ciena’s Consolidated Balance Sheet as follows (in thousands):

	October 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$939,654	$—	$—	$939,654
Short-term investments	—	150,667	—	150,667
Prepaid expenses and other	—	82	—	82
Other long-term assets	8,213	82,226	—	90,439
Total assets measured at fair value	$947,867	$232,975	$—	$1,180,842

Liabilities:
Accrued liabilities and other short-term obligations	$—	$681	$—	$681
Other long-term obligations	—	28,513	—	28,513
Total liabilities measured at fair value	$—	$29,194	$—	$29,194

	November 2, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$759,114	$—	$—	$759,114
Short-term investments	—	109,940	—	109,940
Prepaid expenses and other	—	1,570	—	1,570
Long-term investments	—	10,014	—	10,014
Other long-term assets	4,974	—	—	4,974
Total assets measured at fair value	$764,088	$121,524	$—	$885,612

Liabilities:
Accrued liabilities and other short-term obligations	$—	$35	$—	$35
Other long-term obligations	—	21,093	3,705	24,798
Total liabilities measured at fair value	$—	$21,128	$3,705	$24,833

Ciena did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

As of October 31, 2020, none of Ciena’s existing liabilities were classified as Level 3. As of November 2, 2019, Ciena’s Level 3 liability included $3.7 million in accrued liabilities and other short-term obligations. This reflected a contingent consideration element of a three-year payout arrangement associated with Ciena’s purchase of DonRiver in the fourth quarter of fiscal 2018. During the third quarter of fiscal 2020, the total contingent consideration liability was recorded as a reduction to expense in acquisition and integration costs on the Consolidated Statements of Operations to reflect the fair value of the consideration using the income approach. No contingent consideration liability remains in Other long-term obligations on the Consolidated Balance Sheets as of October 31, 2020.

(8) ACCOUNTS RECEIVABLE

As of October 31, 2020, no customer accounted for 10.0% of net accounts receivable. As of November 2, 2019, one customer accounted for 12.0% of net accounts receivable. Ciena has not historically experienced a significant amount of bad debt expense. The reduction in Ciena’s allowance for doubtful accounts as of October 31, 2020 compared to November 2, 2019 is primarily due to the final settlement from a significant asset impairment of $12.2 million for a trade receivable related to a single customer in the APAC region recorded in fiscal 2017. The following table summarizes the activity in Ciena’s allowance for doubtful accounts for the fiscal years indicated (in thousands):

Year Ended	Beginning Balance	Provisions	Net Deductions	Ending Balance
November 3, 2018	$17,580	$2,700	$2,902	$17,378
November 2, 2019	$17,378	$6,740	$4,017	$20,101
October 31, 2020	$20,101	$8,855	$18,358	$10,598

(9) INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	October 31, 2020	November 2, 2019
Raw materials	$119,481	$99,041
Work-in-process	13,738	13,657
Finished goods	210,050	226,622
Deferred cost of goods sold	40,747	53,051
	384,016	392,371
Reserve for excess and obsolescence	(39,637)	(47,322)
	$344,379	$345,049

Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand, which are affected by changes in Ciena’s strategic direction, discontinuance of a product or introduction of newer versions of products, declines in the sales of or forecasted demand for certain products, and general market conditions. During fiscal 2020, fiscal 2019 and fiscal 2018, Ciena recorded a provision for excess and obsolescence of $24.7 million, $28.1 million, and $30.6 million, respectively, primarily related to a decrease in the forecasted demand for certain Networking Platforms products. Deductions from the provision for excess and obsolete inventory relate to disposal activities.
The following table summarizes the activity in Ciena’s reserve for excess and obsolete inventory for the fiscal years indicated (in thousands):

Year Ended	Beginning Balance	Provisions	Disposals	Ending Balance
November 3, 2018	$51,206	$30,615	$30,883	$50,938
November 2, 2019	$50,938	$28,085	$31,701	$47,322
October 31, 2020	$47,322	$24,701	$32,386	$39,637

(10) PREPAID EXPENSES AND OTHER
As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	October 31, 2020	November 2, 2019
Contract assets for unbilled accounts receivable	$85,843	$84,046
Prepaid VAT and other taxes	72,838	84,706
Prepaid expenses	70,647	48,680
Product demonstration equipment, net	44,793	38,900
Other non-trade receivables	21,981	28,136
Capitalized contract acquisition costs	11,296	11,677
Deferred deployment expense	604	125
Derivative assets	82	1,570
Restricted cash	—	74
	$308,084	$297,914

Depreciation of product demonstration equipment was $9.0 million, $8.8 million and $9.0 million for fiscal 2020, 2019 and 2018, respectively.

For further discussion on contract assets and capitalized contract acquisition costs, see Note 2 above.

(11) EQUIPMENT, BUILDING, FURNITURE AND FIXTURES
As of the dates indicated, equipment, building, furniture and fixtures are comprised of the following (in thousands):

	October 31, 2020	November 2, 2019
Equipment, furniture and fixtures	$523,231	$544,012
Building subject to finance lease	70,791	71,760
Leasehold improvements	89,407	94,626
	683,429	710,398
Accumulated depreciation and amortization	(411,052)	(423,514)
	$272,377	$286,884

During fiscal 2020, fiscal 2019 and fiscal 2018, Ciena recorded depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements of $84.9 million, $78.8 million and $75.3 million, respectively.

(12) INTANGIBLE ASSETS
As of the dates indicated, intangible assets are comprised of the following (in thousands):

	October 31, 2020			November 2, 2019
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Developed technology	$395,726	$(335,512)	$60,214	$373,526	$(308,261)	$65,265
Patents and licenses	3,565	(2,529)	1,036	3,565	(2,244)	1,321
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	374,659	(339,262)	35,397	374,381	(328,186)	46,195
Total intangible assets	$773,950	$(677,303)	$96,647	$751,472	$(638,691)	$112,781

The aggregate amortization expense of intangible assets was $38.6 million, $35.1 million and $25.8 million for fiscal 2020, fiscal 2019 and fiscal 2018, respectively. Expected future amortization of intangible assets for the fiscal years indicated is as follows (in thousands):

Fiscal Year	Amount
2021	$35,452
2022	29,232
2023	14,422
2024	11,371
2025	6,170
$96,647

(13) GOODWILL

The following table presents the goodwill allocated to Ciena’s operating segments as of October 31, 2020 and November 2, 2019, as well as the changes to goodwill during fiscal 2020 (in thousands):

	Balance at November 2, 2019	Acquisitions	Impairments	Translation	Balance at October 31, 2020
Platform Software and Services	$156,191	$—	$—	$—	$156,191
Blue Planet Automation Software and Services	75,994	13,055	—	—	89,049
Networking Platforms	65,752	—	—	(145)	65,607
Total	$297,937	$13,055	$—	$(145)	$310,847

(14) OTHER BALANCE SHEET DETAILS
As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	October 31, 2020	November 2, 2019
Maintenance spares inventory, net	$62,077	$55,482
Cost method equity investments(1)	13,408	10,727
Capitalized contract acquisition costs	4,001	3,994
Deferred debt issuance costs, net(2)	1,596	1,609
Restricted cash	84	42
Other	21,664	17,132
	$102,830	$88,986

(1) Ciena recorded an upward adjustment of $2.7 million to the carrying value of cost method equity investments to interest and other income (loss), net on the Consolidated Statements of Operations during the fourth quarter of fiscal 2020.
(2) Deferred debt issuance costs relate to Ciena’s senior secured asset-based revolving credit facility (the “ABL Credit Facility”) entered into during fiscal 2019 and its predecessor credit facility (described in Note 19 below). The amortization of deferred debt issuance costs for the ABL Credit Facility and its predecessor is included in interest expense, and was $0.4 million for fiscal 2020, and $0.3 million for fiscal 2019 and fiscal 2018.
As of the dates indicated, accrued liabilities and other short-term obligations are comprised of the following (in thousands):

	October 31, 2020	November 2, 2019
Compensation, payroll related tax and benefits	$135,462	$182,363
Warranty	49,868	48,498
Vacation	26,945	22,290
Finance lease liability	2,836	2,764
Interest payable	672	1,007
Contingent consideration	—	4,372
Other	118,349	121,446
	$334,132	$382,740

The following table summarizes the activity in Ciena’s accrued warranty for the fiscal years indicated (in thousands):

Year Ended	Beginning Balance	Current Year Provisions	Settlements	Ending Balance
November 3, 2018	$42,456	$20,992	$18,708	$44,740
November 2, 2019	$44,740	$23,105	$19,347	$48,498
October 31, 2020	$48,498	$22,417	$21,047	$49,868

As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	October 31, 2020	November 2, 2019
Products	$17,534	$27,366
Services	140,829	129,507
	158,363	156,873
Less current portion	(108,700)	(111,381)
Long-term deferred revenue	$49,663	$45,492

As of the dates indicated, other long-term obligations are comprised of the following (in thousands):

	October 31, 2020	November 2, 2019
Finance lease liability	$61,565	$65,284
Interest rate swap liability	28,513	21,093
Income tax liability	16,386	20,546
Deferred tenant allowance	—	6,248
Straight-line rent	—	5,434
Contingent consideration	—	3,705
Other	16,721	26,437
	$123,185	$148,747

(15) DERIVATIVE INSTRUMENTS

Foreign Currency Derivatives
During fiscal 2020 and fiscal 2019, Ciena entered into forward contracts to hedge its foreign exchange exposure from its forecasted cash flows in order to reduce the variability in its Canadian Dollar- and Indian Rupee-denominated expense, which principally relates to research and development activities. The notional amount of these contracts was approximately $254.9 million and $197.4 million as of October 31, 2020 and November 2, 2019, respectively. These foreign exchange contracts have maturities of 24 months or less and have been designated as cash flow hedges.
During fiscal 2020 and fiscal 2019, Ciena had forward contracts to hedge its foreign exchange exposure in order to reduce the variability in various currencies of certain balance sheet items. The notional amount of these contracts was approximately $212.0 million and $206.0 million as of October 31, 2020 and November 2, 2019. These foreign exchange contracts have maturities of 12 months or less and have not been designated as hedges for accounting purposes.

Interest Rate Derivatives

Ciena is exposed to floating rates of LIBOR interest on its term loan borrowings (see Note 18 below) and has hedged such risk by entering into floating to fixed interest rate swap arrangements (“interest rate swaps”). The interest rate swaps fix the LIBOR rate of approximately $350.0 million of the principal amount of the New 2025 Term Loan at 2.957% through September 2023. The total notional amount of these interest rate swaps in effect as of October 31, 2020 was $350.0 million.
Ciena expects the variable rate payments to be received under the terms of the interest rate swaps to offset exactly the forecasted variable rate payments on the equivalent notional amounts of the term loan. These derivative contracts have been designated as cash flow hedges.
Other information regarding Ciena’s derivatives is immaterial for separate financial statement presentation. See Notes 5 and 7 above.

(16) ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in accumulated balances of other comprehensive income (“AOCI”), net of tax (in thousands):

	Unrealized Gain/(Loss) on			Cumulative
	Available-for-Sale Securities	Foreign Currency Forward Contracts	Forward Starting Interest Rate Swaps	Foreign Currency Translation Adjustment	Total
Balance at October 28, 2017	$(451)	$(1,386)	$218	$(9,398)	$(11,017)
Other comprehensive gain (loss) before reclassifications	26	(3,242)	6,011	686	3,481
Amounts reclassified from AOCI	—	1,568	188	—	1,756
Balance at November 3, 2018	(425)	(3,060)	6,417	(8,712)	(5,780)
Other comprehensive gain (loss) before reclassifications	577	14	(18,948)	(763)	(19,120)
Amounts reclassified from AOCI	—	3,971	(1,155)	—	2,816
Balance at November 2, 2019	152	925	(13,686)	(9,475)	(22,084)
Other comprehensive loss before reclassifications	(107)	(3,891)	(12,302)	(4,174)	(20,474)
Amounts reclassified from AOCI	—	2,747	4,453	—	7,200
Balance at October 31, 2020	$45	$(219)	$(21,535)	$(13,649)	$(35,358)
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

(17) LEASES

Ciena leases over 1.3 million square feet of facilities globally related to the ongoing operations of its business segments and related functions. Ciena’s principal executive offices are located in Hanover, Maryland. Ciena’s largest facilities are research and development centers located in Ottawa, Canada and Gurgaon, India. Ciena also has engineering and/or service delivery facilities located in San Jose, California; Alpharetta, Georgia; Quebec, Canada; Austin, Texas; and Pune and Bangalore, India. In addition, Ciena leases various smaller offices in regions throughout the world to support sales and services operations. Office facilities are leased under various non-cancelable operating or finance leases. Ciena's current leases have remaining terms that vary up to 12 years. Certain leases provide for options to extend up to 10 years and/or options to terminate within six years.

As discussed in Note 1 above, the restructuring reserve liability related to Ciena’s subleased space and vacated space for which subleases are being pursued was $11.1 million as of November 2, 2019. Upon Ciena’s adoption of ASC 842 on November 3, 2019, the existing Accrued liabilities and other short-term obligations and Other long-term obligations were reclassified as a reduction of the Operating ROU assets recorded in accordance with the updated guidance.

Leases included in the Consolidated Balance Sheets were as follows (in thousands):

	Classification	Balance as of October 31, 2020
Operating leases:
Operating ROU Assets	Operating right-of-use assets	$57,026
Operating lease liabilities	Operating lease liabilities and Long-term operating lease liabilities	80,450
Finance leases:
Buildings, gross	Equipment, building, furniture and fixtures, net	$70,791
Less: accumulated depreciation	Equipment, building, furniture and fixtures, net	(17,837)
Buildings, net		$52,954
Finance lease liabilities	Accrued liabilities and other short-term obligations and other long-term obligations	$64,401

ROU assets that involve subleased or vacant space aggregate $5.0 million as of October 31, 2020. These assets may become impaired if tenants are unable to service their obligations under the sublease, and/or if the estimates as to occupancy are not realized, either of which may be more likely as COVID-19 impacts evolve.

The components of lease expense included in the Consolidated Statement of Operations were as follows (in thousands):

		Year Ended
	Classification	October 31, 2020
Operating lease costs	Operating expense	$17,544
Finance lease cost:
Amortization of finance ROU asset	Operating expense	4,465
Interest on finance lease liabilities	Interest expense	4,777
Total finance lease cost		9,242
Non-capitalized lease cost	Operating expense	2,976
Variable lease cost(1)	Operating expense	5,185
Net lease cost(2)		$34,947
(1) Variable lease costs include expenses relating to insurance, taxes, maintenance and other costs required by the applicable operating lease. Variable lease costs are determined by whether they are to be included in base rent and if amounts are based on a consumer price index.
(2) Excludes other operating expense of $11.0 million for the fiscal year ended October 31, 2020 related to amortization of leasehold improvements.

Future minimum lease payments and the present value of minimum lease payments related to operating and finance leases as of October 31, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases	Total
2021	$20,989	$7,444	$28,433
2022	18,689	7,754	26,443
2023	15,415	7,958	23,373
2024	13,118	7,958	21,076
2025	8,838	8,118	16,956
Thereafter	9,365	58,101	67,466
Total lease payments	86,414	97,333	183,747
Less: Imputed interest	(5,964)	(32,932)	(38,896)
Present value of lease liabilities	80,450	64,401	144,851
Less: Current portion of present value of minimum lease payments	(19,035)	(2,836)	(21,871)
Long-term portion of present value of minimum lease payments	$61,415	$61,565	$122,980

As of October 31, 2020, the weighted average remaining lease terms and weighted average discount rates for operating and finance leases were as follows (in thousands):

Weighted-average remaining lease term in years:
Operating leases	4.87
Finance leases	11.71
Weighted-average discount rates:
Operating leases	2.82%
Finance leases	7.56%

As of November 2, 2019, minimum aggregate rentals under operating leases were as follows (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Operating leases(1)	$28,776	$24,184	$16,767	$13,393	$10,632	$26,110	$119,862
(1) The amounts for operating lease commitments above include estimated variable expenses relating to insurance, taxes, maintenance and other costs required by the applicable operating lease.

(18) SHORT-TERM AND LONG-TERM DEBT

New 2025 Term Loan

The net carrying values of Ciena’s term loan were comprised of the following for the fiscal periods indicated (in thousands):

	October 31, 2020				November 2, 2019
	Principal Balance	Unamortized Discount	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
New 2025 Term Loan	$687,802	$(1,577)	$(2,939)	$683,286	$—
Old 2025 Term Loan	$—	$—	$—	$—	$687,406

Deferred debt issuance costs deducted from the carrying amount of the term loan totaled $2.9 million at October 31, 2020 and $3.6 million at November 2, 2019. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate method, through the maturity of the term loan. The amortization of deferred debt issuance costs for this term loan is included in interest expense, and was $0.6 million during each of fiscal 2020 and fiscal 2019.
As of October 31, 2020, the estimated fair value of the term loan was $686.1 million. Ciena’s term loan is categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its term loan using a market approach based on observable inputs, such as current market transactions involving comparable securities.
On September 28, 2018, Ciena, as borrower, and Ciena Communications, Inc. and Ciena Government Solutions, Inc., as guarantors, entered into an Increase Joinder and Refinancing Amendment to Credit Agreement with the lenders party thereto and the Administrative Agent, pursuant to which Ciena refinanced its term loan maturing on January 30,2022 (the “2022 Term Loan”) into term loan maturing on September 28, 2025 (the “Old 2025 Term Loan”). In connection with the transaction, Ciena received a loan in the amount of $699.1 million, net of original discount, from the Old 2025 Term Loan and simultaneously repaid $394.0 million of outstanding principal under the 2022 Term Loan, resulting in proceeds of $305.1 million. On January 23, 2020, Ciena entered into a Refinancing Amendment to Credit Agreement pursuant to which Ciena refinanced the entire outstanding amount of the Old 2025 Term Loan with an outstanding aggregate principal amount of $693.0 million as of January 23, 2020 and incurred a new senior secured term loan in an aggregate principal amount of $693.0 million and maturing on September 28, 2025 (the “New 2025 Term Loan”). The New 2025 Term Loan requires Ciena to make installment payments of $1.73 million on a quarterly basis. Based on the continuation of existing lenders, this arrangement was primarily accounted for as a modification of debt and, as such, $0.4 million of debt issuance costs associated with the New 2025 Term Loan were expensed. The aggregate balance of $3.4 million of debt issuance costs and approximately $1.9 million of original discount from the Old 2025 Term Loan are included in the carrying value of the New 2025 Term Loan.
The Refinancing Amendment to Credit Agreement amends Ciena’s credit agreement, dated July 15, 2014, as amended (the “Credit Agreement”) and provides that the New 2025 Term Loan will, among other things:

•amortize in equal quarterly installments in aggregate amounts equal to 0.25% of the principal amount of the New 2025 Term Loan as of January 23, 2020, with the balance payable at maturity;

•be subject to mandatory prepayment provisions upon the occurrence of certain specified events substantially similar to the 2022 Term Loan, including certain asset sales, debt issuances and receipt of annual Excess Cash Flow (as defined in the Credit Agreement);

•bear interest, at Ciena’s election, at a per annum rate equal to (a) LIBOR (subject to a floor of 0.00%) plus an applicable margin of 1.75%, or (b) a base rate (subject to a floor of 1.00%) plus an applicable margin of 1.00%; and

•be repayable at any time at Ciena’s election, provided that repayment of the New 2025 Term Loan with proceeds of certain indebtedness prior to July 23, 2020 will require a prepayment premium of 1.00% of the aggregate principal amount of such prepayment.

(19) ABL CREDIT FACILITY

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
As of October 31, 2020, letters of credit totaling $83.0 million were outstanding under the ABL Credit Facility. There were no borrowings outstanding under the ABL Credit Facility as of October 31, 2020.
(20) EARNINGS (LOSS) PER SHARE CALCULATION
The following tables (in thousands except per share amounts) reconcile Basic EPS and Diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of the following, in each case, to the extent the effect is not anti-dilutive: (i) common shares outstanding, (ii) shares issuable upon vesting of stock unit awards; and (iii) shares issuable under Ciena’s employee stock purchase plan and upon exercise of outstanding stock options, using the treasury stock method.

Numerator

	Year Ended
	October 31, 2020	November 2, 2019	November 3, 2018
Net income (loss)	$361,291	$253,434	$(344,690)
Less: Loss on fair value of debt conversion liability	—	—	(12,894)
Net income (loss) used to calculate Diluted EPS	$361,291	$253,434	$(357,584)

Denominator

	Year Ended
	October 31, 2020	November 2, 2019	November 3, 2018
Basic weighted average shares outstanding	154,287	155,720	143,738
Add: Shares underlying outstanding stock options, employee stock purchase plan and restricted stock units	1,668	1,892	—
Diluted weighted average shares outstanding	155,955	157,612	143,738

EPS

	Year Ended
	October 31, 2020	November 2, 2019	November 3, 2018
Basic EPS	$2.34	$1.63	$(2.40)
Diluted EPS	$2.32	$1.61	$(2.49)

The following table summarizes the weighted average shares excluded from the calculation of the denominator for Diluted EPS due to their anti-dilutive effect for the fiscal years indicated (in thousands):

	Year Ended
	October 31, 2020	November 2, 2019	November 3, 2018
Shares underlying stock options and restricted stock units	263	234	2,235
Add: Shares underlying 3.75% Convertible Senior Notes due 2018 (New Notes)	—	—	1,780
3.75% Convertible Senior Notes due October 15, 2018 (Original Notes)	—	—	2,883
4.0% Convertible Senior Notes due December 15, 2020	—	—	9,123
Total shares excluded due to anti-dilutive effect	263	234	16,021

(21) STOCKHOLDERS’ EQUITY

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
The following table summarizes activity of the stock repurchase program, reported based on trade date:

	Shares Repurchased	Weighted-Average Price per Share	Amount Repurchased (in thousands)
Cumulative balance at November 3, 2018	—	$—	$—
Repurchase of common stock under the stock repurchase program	3,838,466	$39.10	150,076
Cumulative balance at November 2, 2019	3,838,466	$39.10	$150,076
Repurchase of common stock under the stock repurchase program	1,872,446	$39.81	74,535
Cumulative balance at October 31, 2020	5,710,912	$39.33	$224,611

The purchase price for the shares of Ciena’s stock repurchased is reflected as a reduction of common stock and additional paid-in capital.

Stock Repurchases Related to Restricted Stock Unit Tax Withholdings
Ciena repurchases shares of common stock to satisfy employee tax withholding obligations due upon vesting of stock unit awards. The purchase price of $32.5 million for the shares of Ciena’s stock repurchased is reflected as a reduction to stockholders’ equity. Ciena is required to allocate the purchase price of the repurchased shares as a reduction of common stock and additional paid-in capital.

(22) INCOME TAXES
For the periods indicated, the provision for income taxes consists of the following (in thousands):

	Year Ended
	October 31, 2020	November 2, 2019	November 3, 2018
Provision for income taxes:
Current:
Federal	$4,363	$13,143	$8,327
State	13,328	16,945	8,219
Foreign	12,640	9,816	13,294
Total current	30,331	39,904	29,840
Deferred:
Federal	60,679	31,872	475,951	(1)
State	4,607	(9,159)	(8,202)
Foreign	(947)	(2,861)	(4,118)
Total deferred	64,339	19,852	463,631
Provision for income taxes	$94,670	$59,756	$493,471

(1) The income tax expense for 2018 includes the impact of the remeasurement of the net deferred tax assets and the federal transition tax. See further discussion below.
For the periods indicated, income before provision for income taxes consists of the following (in thousands):

	Year Ended
	October 31, 2020	November 2, 2019	November 3, 2018
United States	$387,697	$256,461	$106,972
Foreign	68,264	56,729	41,809
Total	$455,961	$313,190	$148,781

Ciena’s foreign income tax as a percentage of foreign income may appear disproportionate compared to the expected tax based on the U.S. federal statutory rate and is dependent on the mix of earnings and tax rates in foreign jurisdictions.
For the periods indicated, the tax provision reconciles to the amount computed by multiplying income before income taxes by the U.S. federal statutory rate of 21% for fiscal 2020 and fiscal 2019, and 23.4% for fiscal 2018 (see note below) as follows:

	Year Ended
	October 31, 2020	November 2, 2019	November 3, 2018
Provision at statutory rate	21.00%	21.00%	23.41%
Deferred tax assets remeasurement	—%	—%	294.56%
Base Erosion and Anti-Abuse Tax	(1.02)%	3.60%	—%
State taxes	2.21%	2.18%	(0.16)%
Foreign taxes	0.51%	(0.37)%	1.22%
Research and development credit	(7.74)%	(7.53)%	(8.80)%
Non-deductible compensation	1.79%	1.01%	3.39%
Fair value of debt conversion liability	—%	—%	1.90%
Transition tax	0.02%	0.29%	23.23%
Valuation allowance	3.58%	(2.13)%	(11.95)%
Other	0.41%	1.03%	4.88%
Effective income tax rate	20.76%	19.08%	331.68%

On December 22, 2017, the Tax Act was enacted. The Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate income tax rate (“federal tax rate”) from 35% to 21% effective January 1, 2018, implementing a modified territorial tax system, and imposing a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries.

As a result of the decrease in the federal tax rate from 35% to 21% effective January 1, 2018, Ciena computed its income tax expense for the November 3, 2018 fiscal year using a blended federal tax rate of 23.41%. Ciena remeasured its DTA using the federal tax rate that will apply when the related temporary differences are expected to reverse.
Our future income tax provisions and deferred tax balances may be affected by the amount of pre-tax income, the jurisdictions where it is earned, the existence and utilizability of tax attributes, changes in tax laws and business reorganizations. Ciena continues to monitor these items and will adopt strategies to address their impact as appropriate.
In December 2017, the SEC issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes due to the Tax Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The final impact of the Tax Act may differ from the above amounts to the extent they are provisional due to changes in interpretations of the Tax Act, legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes and related interpretations in response to the Tax Act, and any updates or changes to estimates used in the provisional amounts. The enactment of the Tax Act resulted in Ciena recording a provisional tax expense of $472.8 million in fiscal 2018. In the first quarter of fiscal 2019, the measurement period under the Tax Act concluded, which resulted in immaterial adjustments to Ciena’s provisional estimates.

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
The significant components of DTA are as follows (in thousands):

	Year Ended
	October 31, 2020	November 2, 2019
Deferred tax assets:
Reserves and accrued liabilities	$73,825	$54,183
Depreciation and amortization	504,233	455,007
NOL and credit carry forward	188,157	302,325
Other	33,017	39,405
Gross deferred tax assets	799,232	850,920
Valuation allowance	(151,427)	(135,978)
Deferred tax asset, net of valuation allowance	$647,805	$714,942

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

Amount
Unrecognized tax benefits at October 28, 2017	$141,582
Decrease related to positions taken in prior period	(46,400)
Increase related to positions taken in current period	2,482
Reductions related to expiration of statute of limitations	(1,301)
Unrecognized tax benefits at November 3, 2018	96,363
Increase related to positions taken in prior period	1,959
Reductions related to settlements with taxing authorities	(1,224)
Reductions related to expiration of statute of limitations	(2,494)
Unrecognized tax benefits at November 2, 2019	94,604
Increase related to positions taken in prior period	653
Increase related to positions taken in current period	1,151
Reductions related to expiration of statute of limitations	(660)
Unrecognized tax benefits at October 31, 2020	$95,748
As of October 31, 2020 and November 2, 2019, Ciena had accrued $3.9 million and $3.0 million of interest and penalties, respectively, related to unrecognized tax benefits within other long-term liabilities in the Consolidated Balance Sheets. Interest and penalties of $0.9 million and $1.1 million were recorded as an expense to the provision for income taxes during fiscal 2020 and fiscal 2018, respectively. During fiscal 2019, Ciena recorded a provision for interest and penalties in its provision for income taxes of $1.0 million. If recognized, the entire balance of unrecognized tax benefits would impact the effective tax rate. Over the next 12 months, Ciena does not estimate any material changes in unrecognized income tax benefits.
Ciena has not provided for U.S. deferred income taxes on the cumulative unremitted earnings of its non-U.S. affiliates, as it plans to indefinitely reinvest these foreign earnings outside the U.S. As of October 31, 2020, the cumulative amount of such temporary differences for which a deferred tax liability has not been recognized is an estimated $375.0 million. If these earnings were distributed to the U.S., Ciena would be subject to additional foreign withholding taxes of approximately $25.0 million. Additionally, there are no other significant temporary differences for which a deferred tax liability has not been recognized.
As of October 31, 2020, Ciena continues to maintain a valuation allowance against net deferred tax assets of $151.4 million primarily related to state and foreign net operating losses and credits that Ciena estimates it will not be able to use.
The following table summarizes the activity in Ciena’s valuation allowance against its gross deferred tax assets (in thousands):

Year Ended	Beginning Balance	Additions	Deductions	Ending Balance
November 3, 2018	$185,898	$23,720	$66,968	$142,650
November 2, 2019	$142,650	$27,459	$34,131	$135,978
October 31, 2020	$135,978	$25,749	$10,300	$151,427

As of October 31, 2020, Ciena had a $38.2 million income tax credit carry forward which begins to expire in fiscal 2025. Ciena’s ability to use credit carry forwards is subject to limitations pursuant to the ownership change rules of Internal Revenue Code Section 382.
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

(23) SHARE-BASED COMPENSATION EXPENSE
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
At Ciena’s 2020 Annual Meeting of Stockholders on April 2, 2020, Ciena’s stockholders approved an amendment to the 2017 Plan to increase the number of shares available for issuance thereunder by 12.2 million shares, which became effective as of such date. The 2017 Plan authorizes and reserves 21.1 million shares for issuance. In addition, any shares that remained available for issuance under the 2008 Plan as of March 23, 2017 were added to the 2017 Plan and are available for issuance thereunder. The number of shares available under the 2017 Plan will also be increased from time to time by: (i) the number of shares subject to outstanding awards granted under Ciena’s prior equity compensation plans that are forfeited, expire or are canceled without delivery of common stock following the effective date of the 2017 Plan, and (ii) the number of shares subject to awards assumed or substituted in connection with the acquisition of another company. As of October 31, 2020, the total number of shares authorized for issuance under the 2017 Plan was 21.1 million and approximately 14.7 million shares remained available for issuance thereunder.
Stock Options
There were no stock options granted by Ciena during fiscal 2020, fiscal 2019 or fiscal 2018. Outstanding stock option awards granted to employees in prior periods are generally subject to service-based vesting conditions and vest over a four-year period. The following table is a summary of Ciena’s stock option activity for the periods indicated (shares in thousands):

	Shares Underlying Options Outstanding	Weighted Average Exercise Price
Balance as of November 2, 2019	220	$35.54
Granted	—	—
Exercised	(105)	$40.27
Canceled	(8)	$28.22
Balance as of October 31, 2020	107	$31.41
The total intrinsic value of options exercised during fiscal 2020, fiscal 2019 and fiscal 2018 was $1.3 million, $0.8 million and $2.2 million, respectively.
The following table summarizes information with respect to stock options outstanding at October 31, 2020, based on Ciena’s closing stock price on the last trading day of Ciena’s fiscal 2020 (shares and intrinsic value in thousands):

			Options Outstanding and Vested at
			October 31, 2020
			Number	Weighted Average Remaining	Weighted
Range of			of	Contractual	Average	Aggregate
Exercise			Underlying	Life	Exercise	Intrinsic
Price			Shares	(Years)	Price	Value
$11.34	—	$15.00	37	2.33	$13.60	$943
$17.50	—	$18.22	9	1.97	$18.16	203
$32.06	—	$37.10	19	2.26	$35.89	67
$41.52	—	$55.63	42	2.63	$47.87	—
$11.34	—	$55.63	107	2.41	$31.41	$1,213

Assumptions for Option-Based Awards

Ciena recognizes the fair value of stock options as share-based compensation expense on a straight-line basis over the requisite service period. Ciena did not grant any option-based awards during fiscal 2020, fiscal 2019, or fiscal 2018.

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
Ciena recognizes the estimated fair value of performance based awards subject to total shareholder return as compared to an index of peer companies using a Monte Carlo simulation valuation model. Assumptions for awards granted during fiscal 2020, fiscal 2019 and fiscal 2018 included the following:

	Year Ended
	October 31, 2020	November 2, 2019	November 3, 2018
Expected volatility of Ciena common stock, which is a weighted average of implied volatility and historical volatility	31.77%	34.10%	34.93%
Historical volatility of Ciena common stock	36.29%	36.80%	38.24%
Historical volatility of S&P Networking Index	18.40%	17.39%	17.14%
Correlation coefficient	0.5891	0.6251	0.6597
Expected life in years	2.87	2.87	2.89
Risk-free interest rate	1.65%	2.62%	1.94%
Expected dividend yield	0.0%	0.0%	0.0%

The following table is a summary of Ciena’s restricted stock unit activity for the period indicated, with the aggregate fair value of the balance outstanding at the end of each period, based on Ciena’s closing stock price on the last trading day of the relevant period (shares and aggregate fair value in thousands):

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Fair Value
Balance as of November 2, 2019	4,010	$27.94	$146,091
Granted	2,195
Vested	(1,945)
Canceled or forfeited	(211)
Balance as of October 31, 2020	4,049	$35.08	$159,498

As of October 31, 2020 and November 2, 2019, 0.4 million and 0.3 million of the total restricted stock units outstanding are performance based awards subject to total shareholder return, respectively. The total fair value of restricted stock units that vested and were converted into common stock during fiscal 2020, fiscal 2019 and fiscal 2018 was $83.5 million, $79.2 million and $54.3 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena during fiscal 2020, fiscal 2019 and fiscal 2018 was $41.61, $34.53 and $22.46, respectively.

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
During fiscal 2020, fiscal 2019 and fiscal 2018, Ciena issued 0.7 million, 1.0 million and 1.1 million shares under the ESPP, respectively. At October 31, 2020, 4.3 million shares remained available for issuance under the ESPP.
Share-Based Compensation Expense
The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Year Ended
	October 31, 2020	November 2, 2019	November 3, 2018
Product cost of goods sold	$3,182	$2,868	$2,984
Service cost of goods sold	3,853	3,175	2,616
Share-based compensation expense included in cost of goods sold	7,035	6,043	5,600
Research and development	16,987	14,321	13,518
Sales and marketing	20,194	16,474	14,246
General and administrative	23,424	22,841	19,709
Share-based compensation expense included in operating expense	60,605	53,636	47,473
Share-based compensation expense capitalized in inventory, net	118	57	(101)
Total share-based compensation	$67,758	$59,736	$52,972

As of October 31, 2020, total unrecognized share-based compensation expense was $111.9 million which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.47 years.

(24) SEGMENT AND ENTITY WIDE DISCLOSURES
Segment Reporting

Ciena has the following operating segments for reporting purposes: (i) Networking Platforms; (ii) Platform Software and Services; (iii) Blue Planet Automation Software and Services; and (iv) Global Services. During fiscal 2019, Ciena separated its previous Software and Software-Related Services into two stand-alone operating segments. Because Ciena previously disclosed its Platform Software and Services and Blue Planet Automation Software and Services as distinct product lines in its presentation of segment revenue for Software and Software-Related Services, there is no significant change to Ciena’s presentation of segment revenues as a result of this separation. Comparative periods have been retrospectively adjusted to disclose segment profit for Platform Software and Services and Blue Planet Automation Software and Services. See Note 2 above.

Ciena’s long-lived assets, including equipment, building, furniture and fixtures, Operating ROU assets, finite-lived intangible assets, and maintenance spares, are not reviewed by the chief operating decision maker for purposes of evaluating performance and allocating resources. As of October 31, 2020, equipment, building, furniture and fixtures, net, totaled $272.4 million, and Operating ROU assets totaled $57.0 million both of which support asset groups within Ciena’s four operating segments and unallocated selling and general and administrative activities. As of October 31, 2020, finite-lived intangible assets, goodwill and maintenance spares are assigned to asset groups within the following segments (in thousands):

	October 31, 2020
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total

Other intangible assets, net	$10,977	$—	$85,670	$—	$96,647
Goodwill	$65,607	$156,191	$89,049	$—	$310,847
Maintenance spares, net	$—	$—	$—	$62,077	$62,077

Segment Revenue
The table below sets forth Ciena’s segment revenue for the respective periods (in thousands):

	Year Ended
	October 31, 2020	November 2, 2019	November 3, 2018
Revenue:
Networking Platforms
Converged Packet Optical	$2,547,647	$2,562,841	$2,194,519
Packet Networking	267,416	348,477	283,499
Total Networking Platforms	2,815,063	2,911,318	2,478,018

Platform Software and Services	197,809	155,376	173,949

Blue Planet Automation Software and Services	62,632	54,555	26,764

Global Services
Maintenance Support and Training	269,354	261,337	245,161
Installation and Deployment	152,003	148,233	128,829
Consulting and Network Design	35,296	41,312	41,565
Total Global Services	456,653	450,882	415,555

Consolidated revenue	$3,532,157	$3,572,131	$3,094,286
Segment Profit (Loss)
Segment profit (loss) is determined based on internal performance measures used by Ciena’s chief executive officer to assess the performance of each operating segment in a given period. In connection with that assessment, the chief executive officer excludes the following items: selling and marketing costs; general and administrative costs; amortization of intangible assets; significant asset impairments and restructuring costs, acquisition and integration costs; interest and other income (loss), net; interest expense; loss on extinguishment and modification of debt and provision for income taxes.

The table below sets forth Ciena’s segment profit (loss) and the reconciliation to consolidated net income (loss) for the respective periods indicated (in thousands):

	Year Ended
	October 31, 2020	November 2, 2019	November 3, 2018
Segment profit (loss):
Networking Platforms	$827,105	$759,244	$581,113
Platform Software and Services	105,609	64,210	78,048
Blue Planet Automation Software and Services	(12,446)	(17,769)	(8,240)
Global Services	202,735	188,242	172,205
Total segment profit	1,123,003	993,927	823,126
Less: non-performance operating expenses
Selling and marketing	416,425	423,046	394,060
General and administrative	169,548	174,399	160,133
Amortization of intangible assets	23,383	21,808	15,737
Acquisition and integration costs	4,031	3,370	5,111
Significant asset impairments and restructuring costs	22,652	24,538	18,139
Add: other non-performance financial items
Interest and other income (loss), net	964	3,876	(12,029)
Interest expense	(31,321)	(37,452)	(55,249)
Loss on extinguishment and modification of debt	(646)	—	(13,887)
Less: Provision for income taxes	94,670	59,756	493,471
Consolidated net income (loss)	$361,291	$253,434	$(344,690)

Entity Wide Reporting
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

	Year Ended
	October 31, 2020	November 2, 2019	November 3, 2018
Americas	$2,469,278	$2,503,913	$2,026,627
EMEA	591,468	566,718	464,876
APAC	471,411	501,500	602,783
Total	$3,532,157	$3,572,131	$3,094,286

North America includes $2.25 billion, $2.25 billion and $1.77 billion of United States revenue for fiscal years ended October 31, 2020, November 2, 2019 and November 3, 2018, respectively. No other country accounted for at least 10% of total revenue for the periods presented above.

The following table reflects Ciena’s geographic distribution of equipment, building, furniture and fixtures, net, and Operating ROU assets, with any country accounting for at least 10% of total equipment, building, furniture and fixtures, net, and Operating ROU assets specifically identified. Equipment, building, furniture and fixtures, net, and Operating ROU assets attributable to geographic regions outside of the United States and Canada are reflected as “Other International.” For the periods below, Ciena’s geographic distribution of equipment, building, furniture and fixtures, net, and Operating ROU assets was as follows (in thousands):

	October 31, 2020	November 2, 2019
Canada	$214,188	$211,901
United States	65,321	58,119
Other International	49,894	16,864
Total	$329,403	$286,884

While Ciena has benefited from the diversification of its business and customer base, its ten largest customers contributed 54.5% of fiscal 2020 revenue, 59.3% of fiscal 2019 revenue and 56.5% of fiscal 2018 revenue.

For the periods below, customers accounting for at least 10% of Ciena’s revenue were as follows (in thousands):

	October 31, 2020	November 2, 2019	November 3, 2018
AT&T	$373,163	$388,704	$374,576
Verizon	n/a	459,787	318,013
Web-scale provider	n/a	370,577	n/a
Total	$373,163	$1,219,068	$692,589
________________________________

n/a	Denotes revenue representing less than 10% of total revenue for the period

The Web-scale provider noted above contributed greater than 10% of total revenue for the first time in fiscal 2019 and purchased products from each of Ciena’s operating segments excluding Blue Planet Automation Software and Services. The other customers identified above purchased products and services from each of Ciena’s operating segments.

(25) OTHER EMPLOYEE BENEFIT PLANS
Ciena has a Defined Contribution Pension Plan that covers a majority of its Canada-based employees. The plan covers all Canada-based employees who are not part of an excluded group. Total contributions (employee and employer) cannot exceed the lesser of 18% of participant earnings and an annual dollar limit (CAD$27,830 (approximately $20,895) for 2020). This plan includes a required employer contribution of 1% for all participants and an employer matching contribution equal to 50% of the first 6% an employee contributes each pay period. During fiscal 2020, 2019 and 2018, Ciena made matching contributions of approximately CAD$7.0 million (approximately $5.3 million), CAD$5.2 million (approximately $3.9 million) and CAD$5.1 million (approximately $3.8 million), respectively.
Ciena has a 401(k) defined contribution profit sharing plan. Participants may contribute up to 60% of base pay through pre-tax or Roth contributions, subject to certain limitations. The plan includes an employer matching contribution equal to 50% of the first 8% an employee contributes each pay period. Ciena may also make discretionary annual profit contributions up to the IRS regulated limit. Ciena has made no profit sharing contributions to date. During fiscal 2020, 2019 and 2018, Ciena made matching contributions of approximately $7.5 million, $5.9 million and $5.8 million, respectively.

(26) COMMITMENTS AND CONTINGENCIES

Government Grant

During fiscal 2018, Ciena entered into agreements related to the Evolution of Networking Services through a Corridor in Quebec and Ontario for Research and Innovation project with the Canadian federal government, the government of the province of Ontario and the government of the province of Quebec to develop a 5G technology corridor between Quebec and Ontario to promote research and development, small business enterprises and entrepreneurs in Canada. Under these agreements, Ciena can receive up to an aggregate CAD$57.6 million (approximately $43.2 million) in reimbursement from the three Canadian government entities for eligible costs over a period commencing on February 20, 2017 and ending on March 31, 2022. Ciena anticipates receiving recurring disbursements over this period. Amounts received under the agreements are subject to recoupment in the event that Ciena fails to achieve certain minimum investment, employment and project milestones. As of October 31, 2020, Ciena has recorded CAD$40.6 million (approximately $30.5 million) in cumulative benefits as a reduction in research and development expense of which CAD$11.7 million (approximately $8.7 million) was recorded in fiscal 2020. As of October 31, 2020, amounts receivable from this grant were CAD$5.1 million (approximately $3.9 million).

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
(27) SUBSEQUENT EVENTS

Share Repurchase Program

On December 10, 2020, Ciena announced that it will resume purchases under its stock repurchase program beginning in the first quarter of fiscal 2021. The amount and timing of repurchases are subject to a variety of factors including liquidity, cash flow, stock price and general business and market conditions. The program may be modified, suspended, or discontinued at any time.

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
The internal control over financial reporting at Ciena Corporation was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Ciena Corporation;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;
•provide reasonable assurance that receipts and expenditures of Ciena Corporation are being made only in accordance with authorization of management and directors of Ciena Corporation; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Management of Ciena Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2020. Management based this assessment on criteria for effective internal control over financial reporting described in “COSO 2013 Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of October 31, 2020, Ciena Corporation maintained effective internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of Ciena Corporation included in this annual report, has also audited the effectiveness of Ciena Corporation’s internal control over financial reporting as of October 31, 2020, as stated in its report appearing in Item 8 of Part II of this annual report.

/s/ Gary B. Smith	/s/ James E. Moylan, Jr.
Gary B. Smith	James E. Moylan, Jr.
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
December 18, 2020	December 18, 2020

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors and executive officers is set forth in Part I of this annual report under the caption “Item 1. Business—Information About Our Directors and Executive Officers.”
Additional information responsive to this item concerning our Audit Committee and regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.
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

Item 11. Executive Compensation
Information responsive to this item is incorporated herein by reference from our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information responsive to this item is incorporated herein by reference from our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information responsive to this item is incorporated herein by reference from our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14. Principal Accountant Fees and Services
Information responsive to this item is incorporated herein by reference from our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)1.      The information required by this item is included in Item 8 of Part II of this annual report.
2.The information required by this item is included in Item 8 of Part II of this annual report.
3.Exhibits: See Index to Exhibits, which is incorporated by reference in this Item. The Exhibits listed in the accompanying Index to Exhibits are filed herewith or incorporated by reference as part of this annual report.
(b)Exhibits. See Index to Exhibits, which is incorporated by reference in this Item. The Exhibits listed in the accompanying Index to Exhibits are filed herewith or incorporated by reference as part of this annual report.
(c)Not applicable.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of December 2020.

Ciena Corporation
By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Patrick H. Nettles, Ph.D.	Executive Chairman of the Board of Directors	December 18, 2020
Patrick H. Nettles, Ph.D.

/s/ Gary B. Smith	President, Chief Executive Officer and Director	December 18, 2020
Gary B. Smith (Principal Executive Officer)

/s/ James E. Moylan, Jr.	Sr. Vice President, Finance and Chief Financial Officer	December 18, 2020
James E. Moylan, Jr. (Principal Financial Officer)

/s/ Andrew C. Petrik	Vice President, Controller	December 18, 2020
Andrew C. Petrik (Principal Accounting Officer)

/s/ Hassan M. Ahmed, Ph.D.	Director	December 18, 2020
Hassan M. Ahmed, Ph.D.

/s/ Bruce L. Claflin	Director	December 18, 2020
Bruce L. Claflin

/s/ Lawton W. Fitt	Director	December 18, 2020
Lawton W. Fitt

/s/ Patrick T. Gallagher	Director	December 18, 2020
Patrick T. Gallagher

/s/ Devinder Kumar	Director	December 18, 2020
Devinder Kumar

/s/ T. Michael Nevens	Director	December 18, 2020
T. Michael Nevens

/s/ Judith M. O’Brien	Director	December 18, 2020
Judith M. O’Brien

/s/ Joanne B. Olsen	Director	December 18, 2020
Joanne B. Olsen

INDEX TO EXHIBITS

		Incorporated by Reference
		Form and			Filed
Exhibit		Registration or			Here-
Number	Exhibit Description	Commission No.	Exhibit	Filing Date	with (X)
3.1	Amended and Restated Certificate of Incorporation of Ciena Corporation	8-K (000-21969)	3.1	3/27/2008
3.2	Second Amended and Restated Bylaws of Ciena Corporation	8-K (001-36250)	3.1	1/27/2017
4.1	Specimen Stock Certificate	10-K (000-21969)	4.1	12/27/2007
4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	—	—	—	X
10.1	Ciena Corporation 2017 Omnibus Incentive Plan*	8-K (001-36250)	10.1	3/29/2017
10.2	Amendment to Ciena Corporation 2017 Omnibus Incentive Plan dated April 2, 2020*	8-K (001-36250)	10.1	4/6/2020
10.3	Form of Employee Restricted Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan*	—	—	—	X
10.4	Form of Director Restricted Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan*	10-K (001-36250)	10.3	12/21/2018
10.5	Form of Performance Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan*	—	—	—	X
10.6	Form of Market Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan*	—	—	—	X
10.7	Ciena Corporation 2008 Omnibus Incentive Plan*	8-K (000-21969)	10.1	3/27/2008
10.8	Amendment (No. 1) to Ciena Corporation 2008 Omnibus Incentive Plan dated April 14, 2010*	8-K (000-21969)	10.1	4/15/2010
10.9	Amendment (No. 2) to Ciena Corporation 2008 Omnibus Incentive Plan dated March 21, 2012*	8-K (000-21969)	10.1	3/23/2012
10.10	Amendment (No. 3) to Ciena Corporation 2008 Omnibus Incentive Plan dated April 10, 2014*	10-Q (001-36250)	10.1	6/11/2014
10.11	Amendment (No. 4) to Ciena Corporation 2008 Omnibus Incentive Plan dated March 24, 2016*	10-Q (001-36250)	10.2	6/8/2016
10.12	Form of 2008 Omnibus Incentive Plan Restricted Stock Unit Agreement (Employee)*	10-K (000-21969)	10.18	12/22/2011
10.13	Form of 2008 Omnibus Incentive Plan Restricted Stock Unit Agreement (Director)*	10-Q (000-21969)	10.3	6/4/2009
10.14	Amended and Restated Ciena Corporation Employee Stock Purchase Plan*	10-Q (001-36250)	10.1	6/7/2017
10.15	Employee Stock Purchase Plan Enrollment Agreement*	10-Q (001-36250)	10.2	6/7/2017
10.16	Cyan, Inc. 2006 Stock Plan*	S-1 (333-187732)	10.2.1	4/4/2013
10.17	Cyan, Inc. 2013 Equity Incentive Plan*	S-1 (333-187732)	10.3.1	4/4/2013
10.18	Ciena Corporation 2000 Equity Incentive Plan (Amended and Restated ONI Systems Corp. 2000 Equity Incentive Plan)*	10-K (000-21969)	10.37	12/11/2003
10.19	Form of Restricted Stock Unit Award Agreement for directors under Ciena Corporation 2000 Equity Incentive Plan*	8-K (000-21969)	10.5	11/4/2005
10.20	Ciena Corporation Deferred Compensation Plan, effective as of November 1, 2016*	S-8 (333-214594)	10.1	11/14/2016

		Incorporated by Reference
		Form and			Filed
Exhibit		Registration or			Here-
Number	Exhibit Description	Commission No.	Exhibit	Filing Date	with (X)
10.21	Ciena Corporation Amended and Restated Incentive Bonus Plan, as amended December 15, 2011*	10-K (000-21969)	10.26	12/22/2011
10.22	Ciena Corporation U.S. Executive Severance Benefit Plan*	10-Q (000-21969)	10.1	6/9/2011
10.23	Form of Indemnification Agreement with Directors and Executive Officers*	10-Q (000-21969)	10.1	3/3/2006
10.24	Change in Control Severance Agreement dated November 30, 2019, between Ciena Corporation and Gary B. Smith*	10-K (000-36250)	10.23	12/20/2019
10.25	Change in Control Severance Agreement dated November 30, 2019, between Ciena Corporation and Executive Officers*	10-K (000-36250)	10.24	12/20/2019
10.26	Lease Agreement by and between Ciena Canada, Inc. and Innovation Blvd. II Limited dated as of October 23, 2014++	10-K (001-36250)	10.36	12/19/2014
10.27	Amendment No. 1 to the Lease Agreement dated October 23, 2014, between Ciena Canada, Inc. and Innovations Blvd II Limited, dated April 15, 2015	8-K (001-36250)	10.3	6/3/2015
10.28	Lease Agreement between Ciena Canada, Inc. and Innovation Blvd. II Limited, dated April 15, 2015	8-K (001-36250)	10.4	6/3/2015
10.29	Lease Agreement dated November 3, 2011 between Ciena Corporation and W2007 RDG Realty, L.L.C.++	10-K (000-21969)	10.34	12/22/2011
10.30	ABL Credit Agreement, dated October 28, 2019, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc., Ciena Canada, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto++	8-K (001-36250)	10.1	10/31/2019
10.31	U.S. Guaranty, dated October 28, 2019, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc., Ciena Communications International, LLC, Blue Planet Software, Inc. and Bank of America, N.A., as administrative agent++	8-K (001-36250)	10.2	10/31/2019
10.32	U.S. Security Agreement, dated October 28, 2019, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc., Ciena Communications International, LLC, Blue Planet Software, Inc. and Bank of America, N.A., as administrative agent++	8-K (001-36250)	10.3	10/31/2019
10.33	U.S. Pledge Agreement, dated October 28, 2019, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc., Ciena Communications International, LLC, Blue Planet Software, Inc. and Bank of America, N.A., as administrative agent++	8-K (001-36250)	10.4	10/31/2019
10.34	Canadian Guarantee, dated October 28, 2019, by Ciena Canada, Inc., in favor of Bank of America, N.A., as administrative agent++	8-K (001-36250)	10.5	10/31/2019
10.35	Canadian Security Agreement, dated October 28, 2019, by and between Ciena Canada, Inc. and Bank of America, N.A., as administrative agent++	8-K (001-36250)	10.6	10/31/2019
10.36	Intercreditor Agreement, dated October 28, 2019, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc., Ciena Communications International, LLC, Blue Planet Software, Inc. and Bank of America, N.A., as administrative and collateral agent++	8-K (001-36250)	10.7	10/31/2019
10.37	Credit Agreement, dated July 15, 2014, by and among Ciena Corporation, the lenders party thereto, and Bank of America, N.A., as Administrative Agent++	10-Q (001-36250)	10.5	9/9/2014

		Incorporated by Reference
		Form and			Filed
Exhibit		Registration or			Here-
Number	Exhibit Description	Commission No.	Exhibit	Filing Date	with (X)
10.38	First Amendment to Credit Agreement, dated July 15, 2014 and First Amendment to Certain Pledge Agreements (U.S. Pledge Agreement, dated July 15, 2014 and Canadian Pledge Agreement, dated December 12, 2014), dated April 15, 2015++	8-K (001-36250)	10.1	6/3/2015
10.39	Second Amendment to Credit Agreement, dated July 15, 2014, by and among Ciena Corporation, the lenders party thereto, and Bank of America, N.A., as Administrative Agent., dated July 2, 2015++	10-Q (001-36250)	10.1	9/9/2015
10.40	Third Amendment to Credit Agreement, dated July 15, 2015, by and among Ciena Corporation, the lenders party thereto, and Bank of America, N.A., as Administrative Agent., dated June 29, 2017++	10-Q (001-36250)	10.3	9/7/2017
10.41	Incremental Joinder and Amendment Agreement under the Credit Agreement and Related Agreements dated as of April 25, 2016 by and between Ciena Corporation, Bank of America, N.A. as Administrative Agent, Ciena Communications, Inc. and Ciena Government Solutions, Inc.	10-Q (001-36250)	10.1	6/8/2016
10.42	Omnibus Refinancing Amendment to Credit Agreement (dated as of July 15, 2014, as amended), Security Agreement, and Pledge Agreement, dated as of January 30, 2017, by and among Ciena Corporation, as borrower, Ciena Communications, Inc. and Ciena Government Solutions, Inc., as guarantors, Bank of America, N.A. as administrative agent, and the lenders party thereto	10-Q (001-36250)	10.1	3/8/2017
10.43	Increase Joinder and Refinancing Amendment to Credit Agreement, dated September 28, 2018, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto++	8-K (001-36520)	10.1	10/1/2018
10.44	Refinancing Amendment to Credit Agreement, dated January 23, 2020, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc., Ciena Communications International, LLC, Blue Planet Software, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto.++	8-K (001-36520)	10.1	1/28/2020
10.45	Guaranty, dated July 15, 2014, by and among Ciena Communications, Inc., Ciena Government Solutions, Inc. and Bank of America, N.A., as Administrative Agent++	10-Q (001-36250)	10.6	9/9/2014
10.46	Term Loan Security Agreement, dated July 15, 2014, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc., and Bank of America, N.A., as Collateral Agent++	10-Q (001-36250)	10.7	9/9/2014
10.47	Omnibus Amendment to Security Agreement and Pledge Agreement, dated September 28, 2018, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc., and Bank of America, N.A., as Administrative Agent++	10-K (001-36250)	10.56	12/21/2018
10.48	Term Loan Pledge Agreement, dated July 15, 2014, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc., and Bank of America, N.A., as Pledgee++	10-Q (001-36250)	10.8	9/9/2014
10.49	Guaranty Supplement dated as of April 19, 2019, by Ciena Communications International, LLC, in favor of Bank of America, N.A., as Administrative Agent++	10-Q (001-36250)	10.3	6/12/2019
10.50	Guaranty Supplement dated as of April 19, 2019, by Blue Planet Software, Inc., in favor of Bank of America, N.A., as Administrative Agent++	10-Q (001-36250)	10.4	6/12/2019

Incorporated by Reference
		Form and			Filed
Exhibit		Registration or			Here-
Number	Exhibit Description	Commission No.	Exhibit	Filing Date	with (X)
10.51	Intellectual Property License Agreement dated as of March 19, 2010 between Ciena Luxembourg S.a.r.l. and Nortel Networks Limited#	10-Q (000-21969)	10.3	6/10/2010
21.1	Subsidiaries of registrant	—	—	—	X
23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	X
________________________________

*	Represents management contract or compensatory plan or arrangement
++	Representations and warranties included in these agreements, as amended, were made by the parties to one another in connection with a negotiated transaction. These representations and warranties were made as of specific dates, only for purposes of these agreements and for the benefit of the parties thereto. These representations and warranties were subject to important exceptions and limitations agreed upon by the parties, including being qualified by confidential disclosures, made for the purposes of allocating contractual risk between the parties rather than establishing these matters as facts. These agreements are filed with this report only to provide investors with information regarding its terms and conditions, and not to provide any other factual information regarding Ciena or any other party thereto. Accordingly, investors should not rely on the representations and warranties contained in these agreements or any description thereof as characterizations of the actual state of facts or condition of any party, its subsidiaries or affiliates. The information in these agreements should be considered together with Ciena’s public reports filed with the SEC.
#	Certain portions of this document have been omitted based on a request for confidential treatment submitted to the SEC. The non-public information that has been omitted from this document has been separately filed with the SEC. Each redacted portion of this document is indicated by a “[*]” and is subject to the request for confidential treatment submitted to the SEC. The redacted information is confidential information of Ciena.