Form 10-Q
period 2021-01-30
CIENA CORP
filed 2021-03-10
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 5, 2021
common stock, $0.01 par value	155,003,312

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended
	January 30,	February 1,
	2021	2020
Revenue:
Products	$597,220	$687,215
Services	159,910	145,697
Total revenue	757,130	832,912
Cost of goods sold:
Products	315,098	389,013
Services	84,141	73,364
Total cost of goods sold	399,239	462,377
Gross profit	357,891	370,535
Operating expenses:
Research and development	132,741	130,900
Selling and marketing	97,278	107,066
General and administrative	39,993	42,468
Amortization of intangible assets	5,910	5,853
Significant asset impairments and restructuring costs	5,867	4,472
Acquisition and integration costs	307	1,819
Total operating expenses	282,096	292,578
Income from operations	75,795	77,957
Interest and other income (loss), net	(1,121)	3,646
Interest expense	(7,360)	(8,815)
Loss on extinguishment and modification of debt	—	(646)
Income before income taxes	67,314	72,142
Provision for income taxes	11,966	9,814
Net income	$55,348	$62,328
Basic net income per common share	$0.36	$0.40
Diluted net income per potential common share	$0.35	$0.40
Weighted average basic common shares outstanding	155,174	154,334
Weighted average dilutive potential common shares outstanding	156,583	155,738

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME GAIN (LOSS)
(in thousands)
(unaudited)

	Quarter Ended
	January 30,	February 1,
	2021	2020
Net income	$55,348	$62,328
Change in unrealized loss on available-for-sale securities, net of tax	(49)	(86)
Change in unrealized gain (loss) on foreign currency forward contracts, net of tax	6,617	(1,079)
Change in unrealized gain (loss) on forward starting interest rate swaps, net of tax	1,382	(1,480)
Change in cumulative translation adjustments	15,861	(2,982)
Other comprehensive gain (loss)	23,811	(5,627)
Total comprehensive income	$79,159	$56,701

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	January 30, 2021	October 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,029,237	$1,088,624
Short-term investments	151,434	150,667
Accounts receivable, net of allowance for credit losses of $11.1 million and $10.6 million as of January 30, 2021 and October 31, 2020, respectively.	700,025	719,405
Inventories, net	389,733	344,379
Prepaid expenses and other	326,110	308,084
Total current assets	2,596,539	2,611,159
Long-term investments	102,364	82,226
Equipment, building, furniture and fixtures, net	281,228	272,377
Operating right-of-use assets	54,244	57,026
Goodwill	311,294	310,847
Other intangible assets, net	91,516	96,647
Deferred tax asset, net	647,232	647,805
Other long-term assets	102,480	102,830
Total assets	$4,186,897	$4,180,917
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$247,241	$291,904
Accrued liabilities and other short-term obligations	275,003	334,132
Deferred revenue	136,229	108,700
Operating lease liabilities	19,364	19,035
Current portion of long-term debt	6,930	6,930
Total current liabilities	684,767	760,701
Long-term deferred revenue	54,371	49,663
Other long-term obligations	128,764	123,185
Long-term operating lease liabilities	57,626	61,415
Long-term debt, net	674,856	676,356
Total liabilities	$1,600,384	$1,671,320
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 155,187,945 and 154,563,005 shares issued and outstanding	1,552	1,546
Additional paid-in capital	6,826,488	6,826,531
Accumulated other comprehensive loss	(11,547)	(35,358)
Accumulated deficit	(4,229,980)	(4,283,122)
Total stockholders’ equity	2,586,513	2,509,597
Total liabilities and stockholders’ equity	$4,186,897	$4,180,917

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended
	January 30,	February 1,
	2021	2020
Cash flows provided by (used in) operating activities:
Net income	$55,348	$62,328
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	23,188	25,782
Share-based compensation costs	18,964	15,602
Amortization of intangible assets	9,642	9,687
Deferred taxes	(905)	10,788
Provision for inventory excess and obsolescence	5,905	6,699
Provision for warranty	3,239	7,898
Other	4,277	4,540
Changes in assets and liabilities:
Accounts receivable	18,862	64,938
Inventories	(51,020)	(4,481)
Prepaid expenses and other	(13,835)	(29,792)
Operating lease right-of-use assets	4,103	4,176
Accounts payable, accruals and other obligations	(112,170)	(142,229)
Deferred revenue	31,917	8,926
Short- and long-term operating lease liabilities	(4,834)	(5,098)
Net cash provided by (used in) operating activities	(7,319)	39,764
Cash flows used in investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(20,868)	(26,820)
Purchase of available for sale securities	(71,756)	(29,733)
Proceeds from maturities of available for sale securities	51,266	30,000
Settlement of foreign currency forward contracts, net	2,357	(73)
Acquisition of business, net of cash acquired	—	(28,300)
Proceeds from sale of equity investment	4,678	—
Net cash used in investing activities	(34,323)	(54,926)
Cash flows used in financing activities:
Payment of long-term debt	(1,732)	—
Payment of debt issuance costs	—	(382)
Payment of finance lease obligations	(702)	(722)
Shares repurchased for tax withholdings on vesting of stock unit awards	(19,242)	(12,572)
Repurchases of common stock - repurchase program	(12,406)	(49,203)
Proceeds from issuance of common stock	13,447	11,862
Net cash used in financing activities	(20,635)	(51,017)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,879	(643)
Net decrease in cash, cash equivalents and restricted cash	(59,398)	(66,822)
Cash, cash equivalents and restricted cash at beginning of period	1,088,708	904,161
Cash, cash equivalents and restricted cash at end of period	$1,029,310	$837,339
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$7,566	$9,325
Cash paid during the period for income taxes, net	$8,798	$8,325
Operating lease payments	$5,387	$5,642
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$5,935	$5,905
Repurchase of common stock in accrued liabilities from repurchase program	$800	$1,501
Operating lease right-of-use assets subject to lease liability	$555	$1,157
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at October 31, 2020	154,563,005	$1,546	$6,826,531	$(35,358)	$(4,283,122)	$2,509,597
Net income	—	—	—	—	55,348	55,348
Other comprehensive income	—	—	—	23,811	—	23,811
Repurchase of common stock - repurchase program	(251,578)	(3)	(13,203)	—	—	(13,206)
Issuance of shares from employee equity plans	1,252,120	12	13,435	—	—	13,447
Share-based compensation expense	—	—	18,964	—	—	18,964
Shares repurchased for tax withholdings on vesting of stock unit awards	(375,602)	(3)	(19,239)	—	—	(19,242)
Effect of adoption of new accounting standard (Note 2)	—	—	—	—	(2,206)	(2,206)
Balance at January 30, 2021	155,187,945	$1,552	$6,826,488	$(11,547)	$(4,229,980)	$2,586,513

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at November 2, 2019	154,403,850	$1,544	$6,837,714	$(22,084)	$(4,644,413)	$2,172,761
Net income	—	—	—	—	62,328	62,328
Other comprehensive loss	—	—	—	(5,627)	—	(5,627)
Repurchase of common stock - repurchase program	(1,288,111)	(13)	(50,691)	—	—	(50,704)
Issuance of shares from employee equity plans	1,128,096	11	11,851	—	—	11,862
Share-based compensation expense	—	—	15,602	—	—	15,602
Shares repurchased for tax withholdings on vesting of stock unit awards	(297,002)	(3)	(12,569)	—	—	(12,572)
Balance at February 1, 2020	153,946,833	$1,539	$6,801,907	$(27,711)	$(4,582,085)	$2,193,650

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
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires Ciena to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The inputs into certain of Ciena’s judgments, assumptions, and estimates reflect, among other things, the information available to Ciena regarding the economic implications of the COVID-19 pandemic, and expectations as to its impact on Ciena’s business. Among other things, these estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. To the extent that there are material differences between Ciena’s estimates and actual results, Ciena’s consolidated financial statements will be affected. In addition, including because the duration and severity of COVID-19 pandemic are uncertain, certain of such estimates could require further judgment or modification and therefore carry a higher degree of variability and volatility. As events continue to evolve, Ciena’s estimates may change materially in future periods.
In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments that Ciena considers necessary for the fair statement of the results of operations of Ciena for the interim periods covered and of the financial position of Ciena at the date of the interim balance sheets. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The Condensed Consolidated Balance Sheet as of October 31, 2020 was derived from audited financial statements, but does not include all disclosures required by GAAP. However, Ciena believes that the disclosures are adequate to understand the information presented herein. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with Ciena’s audited consolidated financial statements and the notes thereto included in Ciena’s annual report on Form 10-K for fiscal 2020 (the “2020 Annual Report”).
Ciena has a 52 or 53-week fiscal year, with quarters ending on the Saturday nearest to the last day of January, April, July and October, respectively, of each year. Fiscal 2021 and 2020 are 52-week fiscal years.

(2) SIGNIFICANT ACCOUNTING POLICIES
Except for the changes in certain policies described below, there have been no material changes to Ciena’s significant accounting policies, compared to the accounting policies described in Note 1, Ciena Corporation and Significant Accounting Policies and Estimates, in Notes to Consolidated Financial Statements in Item 8 of Part II of the 2020 Annual Report.

Newly Issued Accounting Standards - Effective

In June 2016, the Financial Accounting Standards Board (”FASB”) issued Accounting Standards Update No. 2016-13 (“ASU 2016-13”), Financial Instruments - Credit Losses, which requires measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Ciena adopted ASU 2016-13 on a modified retrospective basis in the first quarter of fiscal year 2021 through a cumulative-effect adjustment at the beginning of the period of adoption and did not restate prior periods. The standard primarily impacts the value of Ciena’s accounts receivable, net and contract assets, net. Adoption of ASU 2016-13 did not have a material effect on Ciena’s financial position or results of operations.

Ciena’s significant accounting policies updated as a result of adopting this standard are as follows:

Allowance for Credit Losses for Accounts Receivable and Contract Assets

Ciena estimates its allowances for credit losses using relevant available information from internal and external sources, related to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. When assessing for credit losses, Ciena determines collectability by pooling assets with similar characteristics. The allowances for credit losses are each measured on a collective basis when similar risk characteristics exist. The allowances for credit losses are each measured by multiplying the exposure probability of default, the probability the asset will default within a given time frame, by the loss given default rate, the percentage of the asset not expected to be collected due to default, based on the pool of assets.

Probability of default rates are published by third-party credit rating agencies. Adjustments to Ciena’s exposure probability may take into account including, but not limited to, various customer-specific factors, the potential sovereign risk of the geographic locations in which the customer is operating and macroeconomic conditions. These factors are updated regularly or when facts and circumstances indicate that an update is deemed necessary.

Newly Issued Accounting Standards - Not Yet Effective

In March 2020, the FASB issued ASU No. 2020-04 (“ASU 2020-04”), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides temporary optional guidance on contract modifications and hedging accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates. In January 2021, the FASB issued ASU 2021-01, which refines the scope of Topic 848 and clarifies some of its guidance as part of the FASB’s monitoring of global reference rate activities. The new guidance was effective upon issuance, and Ciena is allowed to elect to apply the amendments prospectively through December 31, 2022. Ciena is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12 (“ASU 2019-12”), Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects related to accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for Ciena beginning in the first quarter of fiscal year 2022, and early adoption is permitted. Most amendments within this standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. Ciena is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

(3)REVENUE
Disaggregation of Revenue

Ciena’s disaggregated revenue represents similar groups that depict the nature, amount, and timing of revenue and cash flows for Ciena’s various offerings. The sales cycle, contractual obligations, customer requirements, and go-to-market strategies may differ for each of its product lines, resulting in different economic risk profiles for each line. Effective as of the beginning of fiscal 2021, Ciena renamed its “Packet Networking” product line to “Routing and Switching.” This change, affecting only the presentation of such information, was made on a prospective basis and does not impact comparability of previous financial results. References to prior reported “Packet Networking” product line have been changed to“Routing and Switching” for this product line reported herein.

The tables below set forth Ciena’s disaggregated revenue for the respective period (in thousands):

	Quarter Ended January 30, 2021
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Converged Packet Optical	$512,324	$—	$—	$—	$512,324
Routing and Switching	64,307	—	—	—	64,307
Platform Software and Services	—	49,839	—	—	49,839
Blue Planet Automation Software and Services	—	—	16,934	—	16,934
Maintenance Support and Training	—	—	—	67,630	67,630
Installation and Deployment	—	—	—	39,611	39,611
Consulting and Network Design	—	—	—	6,485	6,485
Total revenue by product line	$576,631	$49,839	$16,934	$113,726	$757,130

Timing of revenue recognition:
Products and services at a point in time	$576,631	$16,062	$5,173	$1,857	$599,723
Services transferred over time	—	33,777	11,761	111,869	157,407
Total revenue by timing of revenue recognition	$576,631	$49,839	$16,934	$113,726	$757,130

	Quarter Ended February 1, 2020
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Converged Packet Optical	$591,549	$—	$—	$—	$591,549
Routing and Switching	67,508	—	—	—	67,508
Platform Software and Services	—	51,888	—	—	51,888
Blue Planet Automation Software and Services	—	—	15,466	—	15,466
Maintenance Support and Training	—	—	—	61,793	61,793
Installation and Deployment	—	—	—	34,954	34,954
Consulting and Network Design	—	—	—	9,754	9,754
Total revenue by product line	$659,057	$51,888	$15,466	$106,501	$832,912

Timing of revenue recognition:
Products and services at a point in time	$659,057	$13,114	$3,736	$4,197	$680,104
Services transferred over time	—	38,774	11,730	102,304	152,808
Total revenue by timing of revenue recognition	$659,057	$51,888	$15,466	$106,501	$832,912

Ciena reflects its sales geographically around the following markets: (i) Americas; (ii) Europe, Middle East and Africa (“EMEA”); and (iii) Asia Pacific, Japan and India (“APAC”). Americas includes activities in North America and South America. Within each geographic area, Ciena maintains specific teams or personnel that focus on a particular region, country, customer or market vertical. These teams include sales management, account salespersons and sales engineers, as well as services professionals and commercial management personnel. The following table reflects Ciena’s geographic distribution of revenue principally based on the relevant location for Ciena’s delivery of products and performance of services.
For the periods below, Ciena’s geographic distribution of revenue was as follows (in thousands):

	Quarter Ended
	January 30,	February 1,
	2021	2020
Geographic distribution:
Americas	$496,611	$574,004
EMEA	155,418	129,965
APAC	105,101	128,943
Total revenue by geographic distribution	$757,130	$832,912
Ciena’s revenue includes $439.4 million and $524.3 million of United States revenue for the first quarter of fiscal 2021 and 2020, respectively. No other country accounted for 10% or more of total revenue for the periods presented above.
For the first quarter of fiscal 2021, there were no customers that accounted for at least 10% of Ciena’s revenue. The table below shows the customers that accounted for at least 10% of Ciena’s revenue for the first quarter of fiscal 2020: (in thousands):

	Quarter Ended
	January 30,	February 1,
	2021	2020
AT&T	n/a	$84,010
Verizon	n/a	114,548
Total	n/a	$198,558

n/a	Denotes revenue representing less than 10% of total revenue for the period
The customers identified above for the first quarter of fiscal 2020 purchased products and services from each of Ciena’s operating segments.

•Networking Platforms revenue reflects sales of Ciena’s Converged Packet Optical and Routing and Switching product lines.
◦Converged Packet Optical - includes the 6500 Packet-Optical Platform, Waveserver® stackable interconnect system, the 6500 Reconfigurable Line System (RLS) and the 5400 family of Packet-Optical Platforms. This product line also includes sales of the Z-Series Packet-Optical Platform.
◦Routing and Switching - includes the 3000 family of service delivery switches and service aggregation switches and the 5000 family of service aggregation switches. This product line also includes the 8700 Packetwave Platform, the Ethernet packet configuration for the 5410 Service Aggregation Switch, and the 6500 Packet Transport System (PTS), which combines packet switching, control plane operation, and integrated optics.
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

•Blue Planet® Automation Software and Services is a comprehensive, micro-services, standards-based open software suite, together with related services, that enables customers to implement large-scale software and IT-led operations support system (OSS) transformations by transforming legacy networks into “service ready” networks, accelerating the creation, delivery and lifecycle management of new, cloud-based services. Ciena’s Blue Planet Automation Platform includes multi-domain service orchestration (MDSO), inventory management (BPI), route optimization and analysis (ROA), network function virtualization orchestration (NFVO), and unified assurance and analytics (UAA). Services revenue includes sales of subscription, installation, support, consulting and design services related to Ciena’s Blue Planet Automation Platform. Revenue from the software portion of this segment is included in product revenue on the Condensed Consolidated Statements of Operations. Revenue from services portions of this segment is included in services revenue on the Condensed Consolidated Statements of Operations.

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

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities (deferred revenue) from contracts with customers (in thousands):

	Balance at January 30, 2021	Balance at October 31, 2020
Accounts receivable, net	$700,025	$719,405
Contract assets for unbilled accounts receivable, net	$85,461	$85,843
Deferred revenue	$190,600	$158,363

Our contract assets represent unbilled accounts receivable, net where transfer of a product or service has occurred but invoicing is conditional upon completion of future performance obligations. These amounts are primarily related to installation and deployment and professional services arrangements where transfer of control has occurred, but Ciena has not yet invoiced the customer. Contract assets are included in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. See Note 10 below.

Contract liabilities consist of deferred revenue and represent advanced payments against non-cancelable customer orders received prior to revenue recognition. Ciena recognized approximately $46.4 million and $49.0 million of revenue during the first three months of fiscal 2021 and 2020 that was included in the deferred revenue balance at October 31, 2020 and November 2, 2019, respectively. Revenue recognized due to changes in transaction price from performance obligations satisfied or partially satisfied in previous periods was immaterial during the three months ended January 30, 2021 and February 1, 2020.

Capitalized Contract Acquisition Costs

Capitalized contract acquisition costs consist of deferred sales commissions, were $15.7 million and $15.3 million as of January 30, 2021 and October 31, 2020, respectively, and were included in prepaid expenses and other and other long-term assets. The amortization expense associated with these costs was $5.5 million and $5.6 million during the first three months of fiscal 2021 and 2020, respectively, and was included in sales and marketing expense.

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) are comprised of non-cancelable customer purchase orders for products and services that are awaiting transfer of control for revenue recognition under the applicable contract terms. As of January 30, 2021, the aggregate amount of RPO was $1.1 billion. As of January 30, 2021, Ciena expects approximately 80% of the RPO to be recognized as revenue within the next twelve months.

(4) RESTRUCTURING COSTS
Ciena has undertaken a number of restructuring activities intended to reduce expense and to better align its workforce and costs with market opportunities, product development and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in Accrued liabilities and other short-term obligations on Ciena’s Condensed Consolidated Balance Sheets, for the three months ended January 30, 2021 (in thousands):

	Workforce reduction		Consolidation of excess facilities and other restructuring activities		Total
Balance at October 31, 2020	$2,915		$—		$2,915
Charges	1,990	(1)	3,877	(2)	5,867
Cash payments	(2,994)		(3,877)		(6,871)
Balance at January 30, 2021	$1,911		$—		$1,911
Current restructuring liabilities	$1,911		$—		$1,911

(1) Reflects a global workforce reduction of 50 employees during the three months ended January 30, 2021 as part of a business optimization strategy to improve gross margin, constrain operating expense and redesign certain business processes.
(2) Primarily represents costs and imputed interest expense related to restructured facilities and the redesign of certain business processes.

The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in Accrued liabilities and other short-term obligations on Ciena’s Condensed Consolidated Balance Sheets for the three months ended February 1, 2020 (in thousands):

	Workforce reduction		Consolidation of excess facilities		Total
Balance at November 2, 2019	$3,983		$11,160		$15,143
Charges	1,204	(1)	3,268	(2)	4,472
Adjustments related to ASC 842	—		(11,160)	(3)	(11,160)
Cash payments	(2,955)		(3,268)		(6,223)
Balance at February 1, 2020	$2,232		$—		$2,232
Current restructuring liabilities	$2,232		$—		$2,232
(1) Reflects a global workforce reduction of approximately 22 employees during the three months ended February 1, 2020 as part of a business optimization strategy to improve gross margin, constrain operating expense and redesign certain business processes.
(2) Primarily represents variable costs and imputed interest expense related to restructured facilities.
(3) Represents restructuring reserve liability recognized as a reduction to Operating right-of-use (“ROU”) assets, net in relation to adoption of ASC 842.

(5) INTEREST AND OTHER INCOME (LOSS), NET
The components of interest and other income (loss), net, are as follows (in thousands):

	Quarter Ended
	January 30,	February 1,
	2021	2020
Interest income	$534	$3,390
Gains on non-hedge designated foreign currency forward contracts	4,530	637
Foreign currency exchange losses	(6,918)	(771)
Other	733	390
Interest and other income (loss), net	$(1,121)	$3,646

Ciena Corporation, as the U.S. parent entity, uses the U.S. Dollar as its functional currency; however, some of its foreign branch offices and subsidiaries use local currencies as their functional currencies. Ciena recorded $6.9 million and $0.8 million in foreign currency exchange rate losses during the first three months of fiscal 2021 and 2020, respectively, as a result of monetary assets and liabilities that were transacted in a currency other than the entity’s functional currency, and the related remeasurement adjustments were recorded in interest and other income (loss), net, on the Condensed Consolidated Statements of Operations. From time to time, Ciena uses foreign currency forwards to hedge this type of balance sheet exposure. These forwards are not designated as hedges for accounting purposes, and any net gain or loss associated with these derivatives is reported in interest and other income (loss), net, on the Condensed Consolidated Statements of Operations. During the first three months of fiscal 2021 and 2020, respectively, Ciena recorded gains of $4.5 million and $0.6 million from non-hedge designated foreign currency forward contracts.

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

The effective tax rate for the three months ended January 30, 2021 was higher than the effective tax rate for the three months ended February 1, 2020, primarily due to the BEAT reduction in fiscal 2020 and the effect of the final regulations released on December 2, 2019.

Our future income tax provisions and deferred tax balances may be affected by the amount of pre-tax income, the jurisdictions where it is earned, the existence and utilizability of tax attributes and changes in tax laws and business reorganizations. Ciena continues to monitor these items and will adopt strategies to address their impact as appropriate.

(7) SHORT-TERM AND LONG-TERM INVESTMENTS

As of the dates indicated, investments are comprised of the following (in thousands):

	January 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$151,420	$14	$—	$151,434
Included in long-term investments	102,360	4	—	102,364
	$253,780	$18	$—	$253,798

	October 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$150,559	$109	$(1)	$150,667
Included in long-term investments	82,252	—	(26)	82,226
	$232,811	$109	$(27)	$232,893

The following table summarizes the final legal maturities of debt investments at January 30, 2021 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$151,420	$151,434
Due in 1-2 years	102,360	102,364
	$253,780	$253,798

(8) FAIR VALUE MEASUREMENTS

    As of the date indicated, the following table summarizes the assets and liabilities that are recorded at fair value on a recurring basis (in thousands):

	January 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$810,289	$—	$—	$810,289
Bond mutual fund	50,348	—	—	50,348
Time deposits	35,014	—	—	35,014
Deferred compensation plan assets	10,669	—	—	10,669
U.S. government obligations	—	253,798	—	253,798
Foreign currency forward contracts	—	8,397	—	8,397
Total assets measured at fair value	$906,320	$262,195	$—	$1,168,515

Liabilities:
Foreign currency forward contracts	$—	$417	$—	$417
Forward starting interest rate swaps	—	26,248	—	26,248
Total liabilities measured at fair value	$—	$26,665	$—	$26,665

	October 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$889,293	$—	$—	$889,293
Bond mutual fund	50,361	—	—	50,361
Deferred compensation plan assets	8,213	—	—	8,213
U.S. government obligations	—	232,893	—	232,893
Foreign currency forward contracts	—	82	—	82
Total assets measured at fair value	$947,867	$232,975	$—	$1,180,842

Liabilities:
Foreign currency forward contracts	$—	$681	$—	$681
Forward starting interest rate swaps	—	28,513	—	28,513
Total liabilities measured at fair value	$—	$29,194	$—	$29,194

As of the date indicated, the assets and liabilities above are presented on Ciena’s Condensed Consolidated Balance Sheets as follows (in thousands):

	January 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$895,651	$—	$—	$895,651
Short-term investments	—	151,434	—	151,434
Prepaid expenses and other	—	8,397	—	8,397
Other long-term assets	10,669	102,364	—	113,033
Total assets measured at fair value	$906,320	$262,195	$—	$1,168,515

Liabilities:
Accrued liabilities and other short-term obligations	$—	$417	$—	$417
Other long-term obligations	—	26,248	—	26,248
Total liabilities measured at fair value	$—	$26,665	$—	$26,665

	October 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$939,654	$—	$—	$939,654
Short-term investments	—	150,667	—	150,667
Prepaid expenses and other	—	82	—	82
Other long-term assets	8,213	82,226	—	90,439
Total assets measured at fair value	$947,867	$232,975	$—	$1,180,842

Liabilities:
Accrued liabilities and other short-term obligations	$—	$681	$—	$681
Other long-term obligations	—	28,513	—	28,513
Total liabilities measured at fair value	$—	$29,194	$—	$29,194

Ciena did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

(9) INVENTORIES

As of the dates indicated, inventories are comprised of the following (in thousands):

	January 30, 2021	October 31, 2020
Raw materials	$123,388	$119,481
Work-in-process	11,353	13,738
Finished goods	257,048	210,050
Deferred cost of goods sold	38,920	40,747
Gross inventories	430,709	384,016
Provision for excess and obsolescence	(40,976)	(39,637)
Inventories, net	$389,733	$344,379

Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand, which are affected by changes in Ciena’s strategic direction, discontinuance of a product or introduction of newer versions of products, declines in the sales of or forecasted demand for certain products, and general market conditions. During the first three months of fiscal 2021, Ciena recorded a provision for excess and obsolescence of $5.9 million, primarily related to a decrease in the forecasted demand for certain Networking Platforms products. Deductions from the provision for excess and obsolete inventory relate primarily to disposal activities.

(10) PREPAID EXPENSES AND OTHER
As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	January 30, 2021	October 31, 2020
Contract assets for unbilled accounts receivable, net	$85,461	$85,843
Prepaid expenses	76,462	70,647
Prepaid VAT and other taxes	73,767	72,838
Product demonstration equipment, net	44,707	44,793
Other non-trade receivables	26,099	21,981
Capitalized contract acquisition costs	10,712	11,296
Derivative assets	8,397	82
Deferred deployment expense	505	604
	$326,110	$308,084

Depreciation of product demonstration equipment was $2.6 million during the first three months of fiscal 2021 and $2.2 million during the first three months of fiscal 2020.

For further discussion on contract assets and capitalized contract acquisition costs, see Note 3 above.

(11) OTHER BALANCE SHEET DETAILS
As of the dates indicated, accrued liabilities and other short-term obligations are comprised of the following (in thousands):

	January 30, 2021	October 31, 2020
Compensation, payroll related tax and benefits (1)	$76,477	$135,462
Warranty	48,184	49,868
Vacation	28,414	26,945
Finance lease obligations	3,011	2,836
Interest payable	605	672
Other	118,312	118,349
	$275,003	$334,132

(1) Reduction is primarily due to the timing of bonus payments to employees under Ciena’s annual cash incentive compensation plan.

The following table summarizes the activity in Ciena’s accrued warranty for the fiscal periods indicated (in thousands):

	Beginning Balance	Current Period Provisions	Settlements	Ending Balance
Three Months Ended February 1, 2020	$48,498	7,898	(5,206)	$51,190
Three Months Ended January 30, 2021	$49,868	3,239	(4,923)	$48,184
As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	January 30, 2021	October 31, 2020
Products	$15,374	$17,534
Services	175,226	140,829
	190,600	158,363
Less current portion	(136,229)	(108,700)
Long-term deferred revenue	$54,371	$49,663

(12) DERIVATIVE INSTRUMENTS

Foreign Currency Derivatives

Ciena conducts business globally in numerous currencies, thus is exposed to adverse movements in foreign currency exchange rates. To limit the exposure related to foreign currency changes, Ciena enters into foreign currency contracts. Ciena does not enter into such contracts for speculative purposes.

As of January 30, 2021 and October 31, 2020, Ciena had forward contracts to hedge its foreign exchange exposure in order to reduce variability principally related to research and development activities. The notional amount of these contracts was approximately $248.3 million and $254.9 million as of January 30, 2021 and October 31, 2020, respectively. These foreign exchange contracts have maturities of 24 months or less and have been designated as cash flow hedges.

As of January 30, 2021 and October 31, 2020, Ciena had forward contracts to hedge its foreign exchange exposure in order to reduce the variability in various currencies of certain balance sheet items. The notional amount of these contracts was approximately $210.4 million and $212.0 million as of January 30, 2021 and October 31, 2020, respectively. These foreign exchange contracts have maturities of 12 months or less and have not been designated as hedges for accounting purposes.

Interest Rate Derivatives

Ciena is exposed to floating rates of LIBOR interest on its term loan borrowings (see Note 15 below) and has hedged such risk by entering into floating to fixed interest rate swap arrangements (“interest rate swaps”). The interest rate swaps fix the LIBOR rate for $350.0 million of the 2025 Term Loan (as defined in Note 15 below) at 2.957% through September 2023. The total notional amount of interest rate swaps in effect was $350.0 million as of January 30, 2021 and October 31, 2020.

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

(13) ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income (“AOCI”), net of tax, for the three months ended January 30, 2021 (in thousands):

	Unrealized Gain/(Loss) on			Cumulative
	Available-for-sale Securities	Foreign Currency Forward Contracts	Forward Starting Interest Rate Swaps	Foreign Currency Translation Adjustment	Total
Balance at October 31, 2020	$45	$(219)	$(21,535)	$(13,649)	$(35,358)
Other comprehensive gain (loss) before reclassifications	(49)	7,848	(659)	15,861	23,001
Amounts reclassified from AOCI	—	(1,231)	2,041	—	810
Balance at January 30, 2021	$(4)	$6,398	$(20,153)	$2,212	$(11,547)

The following table summarizes the changes in AOCI, net of tax, for the three months ended February 1, 2020 (in thousands):

	Unrealized Gain/(Loss) on			Cumulative
	Available-for-sale Securities	Foreign Currency Forward Contracts	Forward Starting Interest Rate Swaps	Foreign Currency Translation Adjustment	Total
Balance at November 2, 2019	$152	$925	$(13,686)	$(9,475)	$(22,084)
Other comprehensive loss before reclassifications	(86)	(921)	(1,718)	(2,982)	(5,707)
Amounts reclassified from AOCI	—	(158)	238	—	80
Balance at February 1, 2020	$66	$(154)	$(15,166)	$(12,457)	$(27,711)

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

(14) LEASES

Ciena leases over 1.3 million square feet of facilities globally related to the ongoing operations of its business segments and related functions. Ciena’s principal executive offices are located in Hanover, Maryland. Ciena’s largest facilities are research and development centers located in Ottawa, Canada and Gurgaon, India. Ciena also has engineering and/or service delivery facilities located in San Jose, California; Alpharetta, Georgia; Quebec, Canada; Austin, Texas; and Pune and Bangalore, India. In addition, Ciena leases various smaller offices in regions throughout the world to support sales and services operations. Office facilities are leased under various non-cancelable operating or finance leases. Ciena's current leases have remaining terms that vary up to 11 years. Certain leases provide for options to extend up to 10 years and/or options to terminate within five years.

Leases included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	Classification	As of January 30, 2021	As of October 31, 2020
Operating leases:
Operating ROU assets	Operating right-of-use assets	$54,244	$57,026
Operating lease liabilities	Operating lease liabilities and Long-term operating lease liabilities	76,990	80,450
Finance leases:
Buildings, gross	Equipment, building, furniture and fixtures, net	$73,776	$70,791
Less: accumulated depreciation	Equipment, building, furniture and fixtures, net	(19,764)	(17,837)
Buildings, net		$54,012	$52,954
Finance lease liabilities	Accrued liabilities and other short-term obligations and other long-term obligations	$66,409	$64,401

ROU assets that involve subleased or vacant space aggregate $4.7 million as of January 30, 2021. These assets may become impaired if tenants are unable to service their obligations under the sublease, and/or if the estimates as to occupancy are not realized, either of which may be more likely as COVID-19 impacts evolve.

The components of lease expense included in the Condensed Consolidated Statement of Operations were as follows (in thousands):

		Three Months Ended	Three Months Ended
	Classification	January 30, 2021	February 1, 2020
Operating lease costs	Operating expense	$4,229	$4,457
Finance lease cost:
Amortization of finance ROU asset	Operating expense	1,165	1,140
Interest on finance lease liabilities	Interest expense	1,221	1,244
Total finance lease cost		2,386	2,384
Non-capitalized lease cost	Operating expense	293	621
Variable lease cost(1)	Operating expense	1,599	1,311
Net lease cost(2)		$8,507	$8,773

(1) Variable lease costs include expenses relating to insurance, taxes, maintenance and other costs required by the applicable operating lease. Variable lease costs are determined by whether they are to be included in base rent and if amounts are based on a consumer price index.
(2) Excludes other operating expense of $2.3 million and $4.3 million for the three months ended January 30, 2021 and February 1, 2020, respectively, related to amortization of leasehold improvements.

Future minimum lease payments and the present value of minimum lease payments related to operating and finance leases as of January 30, 2021 were as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remaining fiscal 2021	$16,077	$7,759	$23,836
2022	19,112	8,215	27,327
2023	15,747	8,294	24,041
2024	13,237	8,310	21,547
2025	8,900	8,494	17,394
Thereafter	9,367	58,427	67,794
Total lease payments	82,440	99,499	181,939
Less: Imputed interest	(5,450)	(33,090)	(38,540)
Present value of lease liabilities	76,990	66,409	143,399
Less: Current portion of present value of minimum lease payments	(19,364)	(3,011)	(22,375)
Long-term portion of present value of minimum lease payments	$57,626	$63,398	$121,024

The weighted average remaining lease terms and weighted average discount rates for operating and finance leases were as follows:

	As of January 30, 2021	As of October 31, 2020
Weighted-average remaining lease term in years:
Operating leases	4.68	4.87
Finance leases	11.46	11.71
Weighted-average discount rates:
Operating leases	2.82%	2.82%
Finance leases	7.56%	7.56%

(15) SHORT-TERM AND LONG-TERM DEBT

2025 Term Loan

On January 23, 2020, Ciena entered into a Refinancing Amendment to Credit Agreement pursuant to which Ciena refinanced the entire outstanding amount of its then existing senior secured term loan and incurred a new senior secured term loan in an aggregate principal amount of $693.0 million and maturing on September 28, 2025 (the “2025 Term Loan”).

The net carrying value of Ciena’s term loan was comprised of the following for the fiscal periods indicated (in thousands):

	January 30, 2021				October 31, 2020
	Principal Balance	Unamortized Discount	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
2025 Term Loan	$686,070	$(1,495)	$(2,789)	$681,786	$683,286

Deferred debt issuance costs that were deducted from the carrying amounts of the term loan totaled $2.8 million at January 30, 2021 and $2.9 million at October 31, 2020. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the term loan. The amortization of deferred debt issuance costs for this term loan is included in interest expense, and was $0.2 million during the first three months of each of fiscal 2021 and fiscal 2020. The carrying value of the term loan listed above is also net of any unamortized debt discounts.

As of January 30, 2021, the estimated fair value of the 2025 Term Loan was $686.1 million. Ciena’s term loan is categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its term loan using a market approach based on observable inputs, such as current market transactions involving comparable securities.

(16) EARNINGS PER SHARE CALCULATION
The following tables (in thousands, except per share amounts) reconcile basic net income per common share (“Basic EPS”) and diluted net income per potential common share (“Diluted EPS”). Basic EPS is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of the following, in each case, to the extent the effect is not anti-dilutive: (i) common shares outstanding; (ii) shares issuable upon vesting of stock unit awards; and (iii) shares issuable under Ciena’s employee stock purchase plan and upon exercise of outstanding stock options, using the treasury stock method.

	Quarter Ended
	January 30,	February 1,
Numerator	2021	2020
Net income used to calculate Basic and Diluted EPS	$55,348	$62,328

	Quarter Ended
	January 30,	February 1,
Denominator	2021	2020
Basic weighted average shares outstanding	155,174	154,334
Add: Shares underlying outstanding stock options and stock unit awards and issuable under employee stock purchase plan	1,409	1,404
Dilutive weighted average shares outstanding	156,583	155,738

	Quarter Ended
	January 30,	February 1,
EPS	2021	2020
Basic EPS	$0.36	$0.40
Diluted EPS	$0.35	$0.40

The following table summarizes the weighted average shares excluded from the calculation of the denominator for Diluted EPS due to their anti-dilutive effect for the periods indicated (in thousands):

	Quarter Ended
	January 30,	February 1,
	2021	2020
Shares underlying stock options and stock unit awards	135	731
Total shares excluded due to anti-dilutive effect	135	731

(17) STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On December 13, 2018, Ciena announced that its Board of Directors authorized a program to repurchase up to $500 million of Ciena’s common stock. After temporarily suspending repurchases of Ciena’s common stock during fiscal 2020, Ciena reinstituted its stock repurchase program in the first quarter of 2021. The amount and timing of repurchases are subject to a variety of factors including liquidity, cash flow, stock price and general business and market conditions. The program may be modified, suspended, or discontinued at any time.
The following table summarizes activity of the stock repurchase program, reported based on trade date:

	Shares Repurchased	Weighted-Average Price per Share	Amount Repurchased (in thousands)
Cumulative balance at October 31, 2020	5,710,912	$39.33	$224,611
Repurchase of common stock under the stock repurchase program	251,578	52.49	13,206
Cumulative balance at January 30, 2021	5,962,490	$39.89	$237,817

The purchase price for the shares of Ciena’s stock repurchased is reflected as a reduction of common stock and additional paid-in capital.

Stock Repurchases Related to Stock Unit Award Tax Withholdings
Ciena repurchases shares of common stock to satisfy employee tax withholding obligations due on vesting of stock unit awards. The purchase price of $19.2 million for the shares of Ciena’s stock repurchased during the first three months of fiscal 2021 is reflected as a reduction to stockholders’ equity. Ciena is required to allocate the purchase price of the repurchased shares as a reduction of common stock and additional paid-in capital.

(18) SHARE-BASED COMPENSATION EXPENSE

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended
	January 30,	February 1,
	2021	2020
Product costs	$953	$671
Service costs	1,205	842
Share-based compensation expense included in cost of goods sold	2,158	1,513
Research and development	4,794	3,849
Sales and marketing	5,816	4,613
General and administrative	6,358	5,527
Share-based compensation expense included in operating expense	16,968	13,989
Share-based compensation expense capitalized in inventory, net	(162)	100
Total share-based compensation	$18,964	$15,602

As of January 30, 2021, total unrecognized share-based compensation expense was approximately $169.0 million, which relates to unvested stock unit awards and is expected to be recognized over a weighted-average period of 1.68 years.

(19) SEGMENTS AND ENTITY-WIDE DISCLOSURES

Segment Reporting
Ciena has the following operating segments for reporting purposes: (i) Networking Platforms; (ii) Platform Software and Services; (iii) Blue Planet Automation Software and Services; and (iv) Global Services.
Ciena's long-lived assets, including equipment, building, furniture and fixtures, ROU assets, finite-lived intangible assets and maintenance spares, are not reviewed by Ciena's chief operating decision maker for purposes of evaluating performance and allocating resources. As of January 30, 2021, equipment, building, furniture and fixtures, net, totaled $281.2 million, and operating ROU assets totaled $54.2 million both of which support asset groups within Ciena’s four operating segments and unallocated selling and general and administrative activities. As of January 30, 2021, finite-lived intangible assets, goodwill and maintenance spares are assigned to asset groups within the following segments (in thousands):

	January 30, 2021
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total

Other intangible assets, net	$12,924	$—	$78,592	$—	$91,516
Goodwill	$66,054	$156,191	$89,049	$—	$311,294
Maintenance spares, net	$—	$—	$—	$63,008	$63,008

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
The table below sets forth Ciena’s segment profit (loss) and the reconciliation to consolidated net income during the respective periods indicated (in thousands):

	Quarter Ended
	January 30,	February 1,
	2021	2020
Segment profit (loss):
Networking Platforms	$156,431	$168,270
Platform Software and Services	27,660	28,951
Blue Planet Automation Software and Services	(2,434)	(3,113)
Global Services	43,493	45,527
Total segment profit	225,150	239,635
Less: Non-performance operating expenses
Selling and marketing	97,278	107,066
General and administrative	39,993	42,468
Amortization of intangible assets	5,910	5,853
Significant asset impairments and restructuring costs	5,867	4,472
Acquisition and integration costs	307	1,819
Add: Other non-performance financial items
Interest expense and other income (loss), net	(8,481)	(5,169)
Loss on extinguishment and modification of debt	—	(646)
Less: Provision for income taxes	11,966	9,814
Consolidated net income	$55,348	$62,328

Entity-Wide Reporting

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

	January 30, 2021	October 31, 2020
Canada	$226,331	$214,188
United States	62,980	65,321
Other International	46,161	49,894
Total	$335,472	$329,403

(20) COMMITMENTS AND CONTINGENCIES

Canadian Grant

During fiscal 2018, Ciena entered into agreements related to the Evolution of Networking Services through a Corridor in Quebec and Ontario for Research and Innovation (“ENCQOR”) project with the Canadian federal government, the government of the province of Ontario and the government of the province of Quebec to develop a 5G technology corridor between Quebec and Ontario to promote research and development, small business enterprises and entrepreneurs in Canada. Under these agreements, Ciena can receive up to an aggregate CAD$57.6 million (approximately $45.1 million) in reimbursement from the three Canadian government entities for eligible costs over a period commencing on February 20, 2017 and ending on March 31, 2022. Ciena anticipates receiving recurring disbursements over this period. Amounts received under the agreements are subject to recoupment in the event that Ciena fails to achieve certain minimum investment, employment and project milestones. As of January 30, 2021, Ciena has recorded CAD$44.2 million (approximately $34.6 million) in cumulative benefits as a reduction in research and development expense of which CAD$3.6 million ($2.8 million) was recorded in the first three months of fiscal 2021. As of January 30, 2021, amounts receivable from this grant were CAD$3.2 million ($2.5 million).

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

(21) SUBSEQUENT EVENTS

Stock Repurchase Program

From the end of the first quarter of fiscal 2021 through March 5, 2021, Ciena repurchased an additional 188,169 shares of its common stock, for an aggregate purchase price of $10.1 million at an average price of $53.69 per share, inclusive of repurchases pending settlement. As of March 5, 2021, Ciena has repurchased an aggregate of 6,150,659 shares and has an aggregate of $252.1 million of authorized funds remaining under its stock repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report contains statements that discuss future events or expectations, projections of results of operations or financial condition, changes in the markets for our products and services, trends in our business, business prospects and strategies and other “forward-looking” information. Forward-looking statements may appear throughout this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “can,” “should,” “could,” “expects,” “future,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “projects,” “targets,” or “continue” or the negative of those words and other comparable words. You should be aware that the forward-looking statements contained in this report are based on our current views and assumptions, and are subject to known and unknown risks, uncertainties and other factors that may cause actual events or results to differ materially.

For a discussion identifying some of the important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this report. For a more complete understanding of the risks associated with an investment in our securities, you should review these factors and the rest of this report in combination with the more detailed description of our business and management’s discussion and analysis of financial condition and risk factors described in our annual report on Form 10-K for fiscal 2020, which we filed with the SEC on December 18, 2020 (our “2020 Annual Report”). However, we operate in a very competitive and rapidly changing environment and new risks and uncertainties emerge, are identified or become apparent from time to time. We cannot predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report, and we undertake no obligation to revise or to update any forward-looking statements made in this report to reflect events or circumstances after the date hereof or to reflect new information or the occurrence of unanticipated events, except as required by law. The forward-looking statements in this report are intended to be subject to protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Unless the context requires otherwise, references in this report to “Ciena,” the “Company,” “we,” “us” and “our” refer to Ciena Corporation and its consolidated subsidiaries.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our 2020 Annual Report and our Condensed Consolidated Financial Statements and the accompanying notes thereto included in Item 1 of Part I of this report.

We are a networking systems, services and software company, providing solutions that enable a wide range of network operators to deploy and manage next-generation networks that deliver services to businesses and consumers. We provide hardware, software and services that enable the transport, routing, switching, aggregation, service delivery and management of video, data and voice traffic on communications networks. Our solutions include Networking Platforms, including our Converged Packet Optical and Routing and Switching portfolios, which can be applied from the network core to end-user access points, and which allow network operators to scale capacity, increase transmission speeds, allocate traffic and adapt dynamically to changing end-user service demands. To complement these solutions, we offer Platform Software, which provides management, domain control and specialized applications that automate network lifecycle operations, including provisioning equipment and services, network data, analytics and policy-based assurance to achieve closed loop automation across multi-vendor and multi-domain network environments. Through our Blue Planet® Software suite, we enable customers to transform their business and operations support systems through software-based automation of their network and IT infrastructures. To complement our hardware and software products, we offer a broad range of services that help our customers build, operate and improve their networks and associated operational environments, including network optimization and migration offerings.

Impact of the COVID-19 Pandemic

Demand for Products & Services. The demand environment continues to be adversely impacted by the COVID-19 pandemic, resulting in lower order volumes and revenue in the first quarter of fiscal 2021 as compared to the first quarter of fiscal 2020. We expect this more cautious spending environment to continue through at least the second quarter of fiscal 2021 and expect these conditions to adversely affect order volumes and revenue in the short term, as compared to our first half of fiscal 2020.

Services and Customer Fulfillment. We continue to experience some disruption in our ability to provide installation, professional and fulfillment services to customers due to site readiness and access limitations, limited customer availability, project delays or re-prioritization by customers, and travel bans or restrictions on movement or gatherings. We expect these conditions to persist in the short term and, as a result, to continue to adversely impact our revenue and results of operations.

Sales & Marketing. Restrictions on travel due to COVID-19 and limitations on interactions with customers, such as field and lab trials, have continued to negatively impact our ability to carry out certain sales and marketing activities, including our ability to secure new customers, to qualify and sell new products, and to grow sales with customers. Delays in customers operationalizing new network projects that we anticipated occurring on their original timelines continue to adversely affect our revenue. Conversely, our recent gross margin performance has benefited from these dynamics, with a larger percentage of our revenue comprised of existing business, as compared to new design wins and early in life projects, which tend to have lower margins.

Market Growth & Conditions. As a result of the impact of the COVID-19 pandemic on market dynamics, particularly in the enterprise business segments of our communications service provider customers, the growth rates in our addressable markets have been adversely impacted. We expect these market dynamics, including constrained customer spending and the decreased velocity of new business execution, to persist through at least the first half of fiscal 2021.

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
For additional information regarding our business, industry, market opportunity, competitive landscape, and strategy, see our 2020 Annual Report, including the discussion in that report of the impact of the COVID-19 pandemic on our business, supply chain, and market conditions.

Consolidated Results of Operations

Operating Segments

Our results of operations are presented based on the following operating segments: (i) Networking Platforms; (ii) Platform Software and Services; (iii) Blue Planet Automation Software and Services; and (iv) Global Services. Effective as of the beginning of fiscal 2021, we renamed our “Packet Networking” product line “Routing and Switching.” This change was made on a prospective basis and does not impact comparability of previous financial results or the composition of this product line. References to our “Packet Networking” product line in prior periods have been changed to “Routing and Switching” in this report. See Note 19 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Quarter ended January 30, 2021 as compared to the quarter ended February 1, 2020
Revenue
During the first quarter of fiscal 2021, approximately 17.9% of our revenue was non-U.S. Dollar-denominated, primarily including sales in Euros, Canadian Dollars, Japanese Yen, British Pounds, and Brazilian Reais. During the first quarter of fiscal 2021, as compared to the first quarter of fiscal 2020, the U.S. Dollar fluctuated against these currencies. Consequently, our revenue reported in U.S. Dollars slightly increased by approximately $2.6 million, or 0.4%, as compared to the first quarter of fiscal 2020. The table below sets forth the changes in our operating segment revenue for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	January 30, 2021	%*	February 1, 2020	%*	Increase (decrease)	%**
Revenue:
Networking Platforms
Converged Packet Optical	$512,324	67.7	$591,549	71.0	$(79,225)	(13.4)
Routing and Switching	64,307	8.5	67,508	8.1	(3,201)	(4.7)
Total Networking Platforms	576,631	76.2	659,057	79.1	(82,426)	(12.5)

Platform Software and Services	49,839	6.6	51,888	6.2	(2,049)	(3.9)

Blue Planet Automation Software and Services	16,934	2.2	15,466	1.9	1,468	9.5

Global Services
Maintenance Support and Training	67,630	8.9	61,793	7.4	5,837	9.4
Installation and Deployment	39,611	5.2	34,954	4.2	4,657	13.3
Consulting and Network Design	6,485	0.9	9,754	1.2	(3,269)	(33.5)
Total Global Services	113,726	15.0	106,501	12.8	7,225	6.8

Consolidated revenue	$757,130	100.0	$832,912	100.0	$(75,782)	(9.1)
_____________________________
*    Denotes % of total revenue
**    Denotes % change from 2020 to 2021

•Networking Platforms segment revenue decreased, reflecting product line sales decreases of $79.2 million of our Converged Packet Optical products and $3.2 million of our Routing and Switching products.
◦Converged Packet Optical sales decreased, primarily reflecting sales decreases of $98.4 million of our 6500 Packet-Optical Platform, primarily to communications service providers and cable and multiservice operators, and $41.9 million of our 5400 family of Packet-Optical Platforms primarily to communication service providers. These sales decreases were partially offset by a sales increase of $53.8 million of our Waveserver® products, primarily to communications service providers and Web-scale providers.
◦Routing and Switching sales decreased, primarily reflecting sales decreases of $5.8 million of our 8700 Packetwave Platform to enterprise and government customers and $4.0 million of our 3000 and 5000 families of service delivery and aggregation switches to communication service providers. These decreases were offset by a sales increase of $7.3 million of our platform independent software to a communication service provider.
•Platform Software and Services segment revenue decreased, reflecting a decrease of $8.8 million in software sales. offset by an increase of $6.8 million related to services.
•Blue Planet Automation Software and Services segment revenue increased, primarily reflecting an increase of $1.2 million in sales of software platforms. Our entrance into the software automation market is in the early stages and, as such, revenue from our Blue Planet Automation Software platform has not been significant to date and may fluctuate.
•Global Services segment revenue increased, reflecting sales increases of $5.8 million of our maintenance support and training services and $4.7 million of our installation and deployment services, offset by a sales decrease of $3.3 million of our consulting and network design services, in part due to impacts of COVID-19 as described above.

Our operating segments engage in business and operations across three geographic regions: Americas; EMEA; and APAC. The increase in our EMEA region for the quarter ended January 30, 2021 was primarily driven by increased sales in the Netherlands and France. The decrease in our APAC region for the quarter ended January 30, 2021 was primarily driven by decreased sales in Japan. The decrease in our Americas region for the quarter ended January 30, 2021 was primarily driven by decreased sales in the United States.The following table reflects our geographic distribution of revenue principally based on the relevant location for our delivery of products and performance of services. Our revenue, when considered by geographic distribution, can fluctuate significantly, and the timing of revenue recognition for large network projects, particularly outside of the United States, can result in large variations in geographic revenue results in any particular period. The table below sets forth the changes in geographic distribution of revenue for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	January 30, 2021	%*	February 1, 2020	%*	Increase (decrease)	%**
Americas	$496,611	65.6	$574,004	68.9	$(77,393)	(13.5)
EMEA	155,418	20.5	129,965	15.6	25,453	19.6
APAC	105,101	13.9	128,943	15.5	(23,842)	(18.5)
Total	$757,130	100.0	$832,912	100.0	$(75,782)	(9.1)
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2020 to 2021
•Americas revenue decreased, primarily reflecting sales decreases of $78.5 million within our Networking Platforms segment and $5.7 million within our Platform Software and Services segment, offset by sales increases of $5.1 million within our Global Services segment and $1.7 million within our Blue Planet Automation Software and Services segment. The decrease within our Networking Platforms segment primarily reflects a product line sales decrease of $73.6 million of our Converged Packet Optical products, primarily related to a sales decrease of $77.3 million of our 6500 Packet-Optical Platform to communication service providers.
•EMEA revenue increased, primarily reflecting sales increases of $19.0 million within our Networking Platforms segment, $3.5 million within our Global Services segment and $2.2 million within our Platform Software and Services segment. The revenue increase within our Networking Platforms segment reflects a product line sales increase of $17.7 million of Converged Packet Optical products, primarily related to a sales increase of $19.9 million of our Waveserver products to communication service providers and Web-scale providers.
•APAC revenue decreased, primarily reflecting a sales decrease of $22.9 million within our Networking Platforms segment. Our Networking Platforms segment revenue decrease primarily reflects a decrease of $27.6 million in sales of our 6500 Packet-Optical Platform to communications service providers in Japan, partially offset by an increase of 7.6 million in sales of our Waveserver products, primarily to communication service providers.

Cost of Goods Sold and Gross Profit

The component elements that comprise our product cost of goods and services costs of goods sold are set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2020 Annual Report. There are a number of important factors or conditions that can adversely affect or cause our gross profit as a percentage of product or service revenue, or “gross margin,” to fluctuate on a quarterly basis. These are similarly described in detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of our 2020 Annual Report.
The tables below set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	January 30, 2021	%*	February 1, 2020	%*	Increase (decrease)	%**
Total revenue	$757,130	100.0	$832,912	100.0	$(75,782)	(9.1)
Total cost of goods sold	399,239	52.7	462,377	55.5	(63,138)	(13.7)
Gross profit	$357,891	47.3	$370,535	44.5	$(12,644)	(3.4)
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2020 to 2021

	Quarter Ended
	January 30, 2021	%*	February 1, 2020	%*	Increase (decrease)	%**
Product revenue	$597,220	100.0	$687,215	100.0	$(89,995)	(13.1)
Product cost of goods sold	315,098	52.8	389,013	56.6	(73,915)	(19.0)
Product gross profit	$282,122	47.2	$298,202	43.4	$(16,080)	(5.4)
_____________________________________
*    Denotes % of product revenue
**    Denotes % change from 2020 to 2021

	Quarter Ended
	January 30, 2021	%*	February 1, 2020	%*	Increase (decrease)	%**
Service revenue	$159,910	100.0	$145,697	100.0	$14,213	9.8
Service cost of goods sold	84,141	52.6	73,364	50.4	10,777	14.7
Service gross profit	$75,769	47.4	$72,333	49.6	$3,436	4.8
_____________________________________
*    Denotes % of services revenue
**    Denotes % change from 2020 to 2021

•Gross profit as a percentage of revenue increased, as our gross margin benefited significantly from a favorable mix of customers and products that we believe to be a short-term effect due to COVID-19 related factors. Due to the impact of COVID-19 and related restrictions on sales and marketing activities described in “Overview” above, during the first quarter of fiscal 2021, a higher proportion of our revenue consisted of sales of existing technology offerings deployed in the networks of existing customers, as compared to sales to new customers, early stage network deployments for recent design wins, or the introduction of new platforms, which tend to carry lower margins. We expect our gross margins to reduce from these elevated short-term levels as the adverse impact of the pandemic on new business lessens and our overall revenue resumes a more typical composition of revenue from existing and new business.
•Gross profit on products as a percentage of product revenue increased, primarily due to a favorable mix of customers and products, as described above, and continued product cost reductions, partially offset by market-based price compression we encountered during the period.
•Gross profit on services as a percentage of services revenue decreased, primarily due to lower installation and deployment margins and a lower mix of higher margin consulting and network design services. The lower margins on installation and deployment services were primarily due to certain customer site readiness delays that caused cost inefficiencies. These lower margins were partially offset by increased higher margin maintenance revenues.
Operating Expense
The component elements that comprise each of our operating expense categories in the table below are set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2020 Annual Report.

During the first quarter of fiscal 2021, approximately 51.9% of our operating expense was non-U.S. Dollar-denominated, including expenses in Canadian Dollars, Indian Rupees and British Pounds. During the first quarter of fiscal 2021 as compared to the first quarter of fiscal 2020, the U.S. Dollar fluctuated against these currencies. Consequently, our operating expense reported in U.S. Dollars slightly increased by approximately $1.4 million, or 0.5%, as compared to the first quarter of fiscal 2020, due to fluctuations in foreign currency. The table below sets forth the changes in operating expense for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	January 30, 2021	%*	February 1, 2020	%*	Increase (decrease)	%**
Research and development	$132,741	17.5	$130,900	15.7	$1,841	1.4
Selling and marketing	97,278	12.8	107,066	12.9	(9,788)	(9.1)
General and administrative	39,993	5.3	42,468	5.1	(2,475)	(5.8)
Amortization of intangible assets	5,910	0.8	5,853	0.7	57	1.0
Significant asset impairments and restructuring costs	5,867	0.8	4,472	0.5	1,395	31.2
Acquisition and integration costs	307	—	1,819	0.2	(1,512)	(83.1)
Total operating expenses	$282,096	37.3	$292,578	35.1	$(10,482)	(3.6)
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2020 to 2021
•Research and development expense increased by $1.8 million. This increase primarily reflects increases in employee and compensation costs and technology-related costs, partially offset by decreases in professional services costs.
•Selling and marketing expense was adversely affected by $1.4 million as a result of foreign exchange rates, primarily due to fluctuations of the U.S. Dollar in relation to the Euro. Including the effect of foreign exchange rates, sales and marketing expenses decreased by $9.8 million. This decrease primarily reflects decreases in travel and entertainment costs due to restrictions on travel as a result of COVID-19, and professional services, partially offset by an increase in employee and compensation costs.
•General and administrative expense decreased by $2.5 million primarily as a result of the recovery of bad debt, partially offset by an increase in employee and compensation costs.
•Amortization of intangible assets remained relatively unchanged.
•Significant asset impairments and restructuring costs reflect global workforce reductions as part of a business optimization strategy to improve gross margin and constrain operating expense, and redesign of certain business processes.
•Acquisition and integration costs primarily reflect reduced acquisition compensation associated with a three-year earn-out arrangement related to the acquisition of DonRiver Holdings, LLC in fiscal 2018 and other fees related to the acquisition of Centina Systems, Inc. in the first quarter of fiscal 2020.
Other Items
The table below sets forth the changes in other items for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	January 30, 2021	%*	February 1, 2020	%*	Increase (decrease)	%**
Interest and other income (loss), net	$(1,121)	(0.1)	$3,646	0.4	$(4,767)	(130.7)
Interest expense	$7,360	1.0	$8,815	1.1	$(1,455)	(16.5)
Loss on extinguishment and modification of debt	$—	0.0	$646	0.0	$(646)	—
Provision for income taxes	$11,966	1.6	$9,814	1.2	$2,152	21.9
_____________________________________
*    Denotes % of total revenue
**    Denotes % change from 2020 to 2021
•Interest and other income (loss), net decreased, primarily reflecting lower interest income due to reduced interest rates on our investments and the impact of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity.
•Interest expense decreased, primarily due to a reduction of LIBOR rates impacting our 2025 Term Loan.
•Loss on extinguishment and modification of debt reflects the refinance of our 2025 Term Loan in the first quarter of fiscal 2020.

•Provision for income taxes increased, primarily due to the BEAT reduction in fiscal 2020 and the effect of the final regulations released on December 2, 2019. Consequently, the effective tax rate for the first quarter of fiscal 2021 increased as compared to the first quarter of fiscal 2020.

Segment Profit (Loss)

The table below sets forth the changes in our segment profit (loss) for the respective periods (in thousands, except percentage data):

	Quarter Ended
	January 30, 2021	February 1, 2020	Increase (decrease)	%*
Segment profit (loss):
Networking Platforms	$156,431	$168,270	$(11,839)	(7.0)
Platform Software and Services	$27,660	$28,951	$(1,291)	(4.5)
Blue Planet Automation Software and Services	$(2,434)	$(3,113)	$679	(21.8)
Global Services	$43,493	$45,527	$(2,034)	(4.5)
_____________________________________
*    Denotes % change from 2020 to 2021

•Networking Platforms segment profit decreased, primarily due to lower sales volume as described above and higher research and development costs, offset by improved gross margin.
•Platform Software and Services segment profit decreased, primarily due to lower sales volume as described above, offset by lower research and development costs.
•Blue Planet Automation Software and Services segment loss decreased, primarily due to higher sales volume and lower research and development costs.
•Global Services segment profit decreased, primarily due to reduced gross margin, as described above.

Liquidity and Capital Resources
Overview. For the three months ended January 30, 2021, we used $7.3 million of cash in operating activities, as our working capital requirements of $127.0 million exceeded our net income (adjusted for non-cash charges) of $119.7 million. For additional details, see “Cash Used In Operating Activities” below.
Cash, cash equivalents and investments decreased by $38.5 million during the first three months of fiscal 2021. In addition to the cash used in operations, the decrease in cash also included the following items: (i) cash used to fund our investing activities for capital expenditures totaling $20.9 million; (ii) cash used for stock repurchases under our stock repurchase program of $12.4 million; and (iii) stock repurchases on vesting of our stock unit awards to employees relating to tax withholding of $19.2 million. Partially offsetting these decreases in cash were proceeds from the issuance of equity under our employee stock purchase plan, which provided $13.4 million in cash during the three months ended January 30, 2021.

	January 30, 2021	October 31, 2020	Increase (decrease)
Cash and cash equivalents	$1,029,237	$1,088,624	$(59,387)
Short-term investments in marketable debt securities	151,434	150,667	767
Long-term investments in marketable debt securities	102,364	82,226	20,138
Total cash and cash equivalents and investments in marketable debt securities	$1,283,035	$1,321,517	$(38,482)

Principal Sources of Liquidity. Our principal sources of liquidity on hand include our cash, cash equivalents and investments, which as of January 30, 2021 totaled $1.3 billion, as well as the senior secured asset-backed revolving credit facility to which we and certain of our subsidiaries are parties (the “ABL Credit Facility”). The ABL Credit Facility provides for a total commitment of $300.0 million with a maturity date of October 28, 2024. We principally use the ABL Credit Facility to support the issuance of letters of credit that arise in the ordinary course of our business and thereby to reduce our use of cash required to collateralize these instruments. As of January 30, 2021, letters of credit totaling $81.7 million were collateralized by our ABL Credit Facility. There were no borrowings outstanding under the ABL Credit Facility as of January 30, 2021.
Foreign Liquidity. The amount of cash, cash equivalents, and short-term investments held by our foreign subsidiaries was $94.8 million as of January 30, 2021. We intend to reinvest indefinitely our foreign earnings. If we were to repatriate the accumulated historical foreign earnings, the estimated amount of unrecognized deferred income tax liability related to foreign withholding taxes would be approximately $25.0 million.
Stock Repurchase Authorization. On December 13, 2018, we announced that the Board of Directors authorized a program to repurchase up to $500.0 million of its common stock. After temporarily suspending repurchases of our common stock during fiscal 2020, we reinstituted our stock repurchase program in the first quarter of 2021 and are currently targeting repurchases in the range of $150 million of our common stock during fiscal 2021. We repurchased $13.2 million under this program during the first three months of fiscal 2021, and had $262.2 million remaining under the current authorization as of January 30, 2021. The amount and timing of repurchases are subject to a variety of factors including liquidity, cash flow, stock price and general business and market conditions. The program may be reinstated, modified, suspended, or discontinued at any time.
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
Cash Used In Operating Activities
The following sections set forth the components of our $7.3 million of cash used in operating activities during the first three months of fiscal 2021:
Net income (adjusted for non-cash charges)
The following table sets forth our net income (adjusted for non-cash charges) during the period (in thousands):

Three Months Ended
January 30, 2021
Net income	$55,348
Adjustments for non-cash charges:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	23,188
Share-based compensation costs	18,964
Amortization of intangible assets	9,642
Deferred taxes	(905)
Provision for inventory excess and obsolescence	5,905
Provision for warranty	3,239
Other	4,277
Net income (adjusted for non-cash charges)	$119,658

Working Capital
We used $127.0 million of cash for working capital during the period. The following table sets forth the major components of the cash used in working capital (in thousands):

Three Months Ended
January 30, 2021
Cash provided by accounts receivable	$18,862
Cash used in inventories	(51,020)
Cash used in prepaid expenses and other	(13,835)
Cash used in accounts payable, accruals and other obligations	(112,170)
Cash provided by deferred revenue	31,917
Cash used in operating lease assets and liabilities, net	(731)
Total cash used for working capital	$(126,977)

As compared to the end of fiscal 2020:

•The $18.9 million of cash provided by accounts receivable during the first three months of fiscal 2021 reflects increased cash collections;
•The $51.0 million of cash used in inventories during the first three months of fiscal 2021 primarily reflects increases in finished goods to meet customer delivery schedules and related to some of the actions that we have taken since early fiscal 2020 to mitigate the risk of adverse supply chain impact on our business and operations due to COVID-19 related disruptions;
•The $13.8 million of cash used in prepaid expense and other during the first three months of fiscal 2021 primarily reflects increases in foreign currency forward contracts and higher non-customer receivables;
•The $112.2 million of cash used in accounts payable, accruals and other obligations during the first three months of fiscal 2021 primarily reflects the payment to employees under our annual cash incentive compensation plan in the first quarter, as well as inventory purchases;
•The $31.9 million of cash provided by deferred revenue during the first three months of fiscal 2021 represents an increase in advanced payments received from customers prior to revenue recognition; and
•The $0.7 million of cash used in operating lease assets and liabilities, net, during the first three months of fiscal 2021 represents cash paid for operating leases. For more details, see Note 14 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
Our days sales outstanding (“DSOs”) for the first three months of fiscal 2021 were 93 days, and our inventory turns for the first three months of fiscal 2021 were 3.2. The calculation of DSOs includes accounts receivables, net and contract assets for unbilled receivables, net included in prepaid expenses and other.
Cash Paid for Interest
The following table sets forth the cash paid for interest during the period (in thousands):

Three Months Ended
January 30, 2021
Term Loan due September 28, 2025(1)	3,341
Interest rate swaps(2)	2,511
ABL Credit Facility(3)	494
Finance leases	1,220
Cash paid during period	$7,566

(1) Interest on the 2025 Term Loan is payable periodically based on the interest period selected for borrowing. The 2025 Term Loan bears interest at LIBOR for the chosen borrowing period plus a spread of 1.75% subject to a minimum LIBOR rate of 0.00%. At the end of the first quarter of fiscal 2021, the interest rate on the 2025 Term Loan was 1.88%.
(2) The interest rate swaps fix the LIBOR rate for $350.0 million of the 2025 Term Loan at 2.957% through September 2023.
(3) During the first three months of fiscal 2021, we utilized the ABL Credit Facility to collateralize certain standby letters of credit and paid $0.5 million in commitment fees, interest expense and other administrative charges relating to the ABL Credit Facility.

Contractual Obligations
There have been no material changes to our contractual obligations since October 31, 2020. For a summary of our contractual obligations, see Item 7 of Part II of our 2020 Annual Report.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any equity interests in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we reevaluate our estimates, including those related to revenue recognition, share-based compensation, bad debts, inventories, intangible and other long-lived assets, goodwill, income taxes, warranty obligations, restructuring, derivatives and hedging, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The inputs into certain of our judgments, assumptions, and estimates reflect, among other things, the information available to us regarding the economic implications of the COVID-19 pandemic, and expectations as to its impact on our business and on our critical and significant accounting estimates. Among other things, these estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. To the extent that there are material differences between our estimates and actual results, our consolidated financial statements will be affected. In addition, because the duration, severity, and impact of the COVID-19 pandemic remain uncertain, certain of our estimates could require further judgment or modification, and therefore carry a higher degree of variability and volatility. As events continue to evolve, our estimates may change materially in future periods.

Except for items listed below, our critical accounting policies and estimates have not changed materially since October 31, 2020. For a discussion of our critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our 2020 Annual Report.

Allowance for Credit Losses for Accounts Receivable and Contract Assets

See Note 2 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for information regarding the change in our allowance for credit losses for accounts receivable and contract assets accounting policies as a result of our adoption of ASU 2016-13, Financial Instruments - Credit Losses.

Effects of Recent Accounting Pronouncements

See Note 2 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for information relating to our discussion of the effects of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. For a discussion of quantitative and qualitative disclosures about market risk, see Item 7A of Part II of our 2020 Annual Report.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

    The information set forth under the heading “Litigation” in Note 20, Commitments and Contingencies, to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report, is incorporated herein by reference.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. Before investing in our securities, you should consider carefully the information contained in this report and in our 2020 Annual Report, including the risk factors identified in Item 1A of Part I thereof (Risk Factors). This report contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” above. Our actual results could differ materially from those contained in the forward-looking statements. Any of the risks discussed in our 2020 Annual Report, in this report, in other reports we file with the SEC, and other risks we have not anticipated or discussed, could have a material adverse impact on our business, financial condition or results of operations. Except as set forth below, there has been no material change to our Risk Factors from those presented in our 2020 Annual Report.

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

The loss of a source of supply, or lack of sufficient availability of key components, could require that we locate an alternate source or redesign our products, either of which could result in business interruption and increased costs and could negatively affect our product gross margin and results of operations. There are a number of significant technology trends or developments underway or emerging – including the Internet of Things, autonomous vehicles, and advances in mobile communications such as the emergence of 5G – that have previously resulted in, and can be expected in the future to result in, increased market demand for key raw materials or components upon which we rely. By way of example, due to increased demand across a range of industries, the global supply market for semiconductor components, which we use in most of our products, has experienced significant strain in recent periods. Partly in response to these dynamics, in February 2021, the Biden Administration issued an executive order on U.S. supply chains, implementing a 100-day review of certain supply chain risks, including with respect to semiconductor manufacturing and advanced packaging supply chains. Increases in market demand or scarcity of raw materials or components have resulted, and may in the future result, in shortages in availability of important components for our solutions, product allocation challenges, deployment delays and increased cost, lead times and delivery cycle time lines. These and other industry, market and regulatory disruptions and challenges affecting our suppliers could expose our business to increased costs, loss or lack of supply, or discontinuation of components, lost revenue, increased lead times and deployment delays that could harm our business, results of operations and customer relationships.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides a summary of repurchases of our common stock during the first quarter of fiscal 2021:

Period	Total Number of Shares Purchase (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
November 1, 2020 to November 28, 2020	—	$—	—	$275,388
November 29, 2020 to December 26, 2020	73,430	$50.42	73,430	$271,686
December 27, 2020 to January 30, 2021	178,148	$53.34	178,148	$262,183
	251,578	$52.49	251,578

(1) On December 13, 2018, we announced that our Board of Directors authorized a program to repurchase up to $500.0 million of our common stock. After temporarily suspending repurchases of our common stock during fiscal 2020, we reinstituted our stock repurchase program in the first quarter of 2021. The amount and timing of repurchases are subject to a variety of factors including liquidity, cash flow, stock price and general business and market conditions. The program may be modified, suspended, or discontinued at any time.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits

10.1	Ciena Corporation Incentive Bonus Plan, as amended and restated February 23, 2021*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Represents management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ciena Corporation
Date:	March 10, 2021	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	March 10, 2021	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)