Form 10-Q
period 2021-07-31
CIENA CORP
filed 2021-09-08
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 3, 2021
Common Stock, par value $0.01 per share	154,929,206

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Revenue:
Products	$804,414	$819,022	$2,071,677	$2,246,129
Services	183,727	157,690	507,521	457,548
Total revenue	988,141	976,712	2,579,198	2,703,677
Cost of goods sold:
Products	420,236	436,227	1,074,935	1,230,378
Services	93,355	75,804	259,403	224,757
Total cost of goods sold	513,591	512,031	1,334,338	1,455,135
Gross profit	474,550	464,681	1,244,860	1,248,542
Operating expenses:
Research and development	146,225	130,221	389,212	392,651
Selling and marketing	114,924	94,763	322,589	303,043
General and administrative	48,863	41,635	132,491	126,133
Significant asset impairments and restructuring costs	9,789	6,515	23,865	14,798
Amortization of intangible assets	5,967	5,840	17,896	17,532
Acquisition and integration costs (recoveries)	259	(2,329)	860	904
Total operating expenses	326,027	276,645	886,913	855,061
Income from operations	148,523	188,036	357,947	393,481
Interest and other income (loss), net	795	232	(1,600)	1,213
Interest expense	(7,776)	(7,251)	(22,921)	(23,926)
Loss on extinguishment and modification of debt	—	—	—	(646)
Income before income taxes	141,542	181,017	333,426	370,122
Provision (benefit) for income taxes	(96,690)	38,750	(63,271)	73,872
Net income	$238,232	$142,267	$396,697	$296,250
Basic net income per common share	$1.53	$0.92	$2.55	$1.92
Diluted net income per potential common share	$1.52	$0.91	$2.53	$1.90
Weighted average basic common shares outstanding	155,271	154,184	155,277	154,136
Weighted average dilutive potential common shares outstanding	156,744	156,318	156,742	155,741

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME GAIN (LOSS)
(in thousands)
(unaudited)

	Quarter Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Net income	$238,232	$142,267	$396,697	$296,250
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(21)	(241)	(28)	69
Change in unrealized gain (loss) on foreign currency forward contracts, net of tax	(4,766)	6,245	5,667	(1,773)
Change in unrealized gain (loss) on forward starting interest rate swaps, net of tax	1,620	24	5,650	(10,080)
Change in cumulative translation adjustments	(6,823)	15,169	19,439	(6,321)
Other comprehensive gain (loss)	(9,990)	21,197	30,728	(18,105)
Total comprehensive income	$228,242	$163,464	$427,425	$278,145

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	July 31, 2021	October 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,230,441	$1,088,624
Short-term investments	182,010	150,667
Accounts receivable, net of allowance for credit losses of $9.9 million and $10.6 million as of July 31, 2021 and October 31, 2020, respectively.	878,229	719,405
Inventories, net	370,170	344,379
Prepaid expenses and other	323,283	308,084
Total current assets	2,984,133	2,611,159
Long-term investments	60,888	82,226
Equipment, building, furniture and fixtures, net	288,937	272,377
Operating right-of-use assets	48,937	57,026
Goodwill	311,569	310,847
Other intangible assets, net	73,974	96,647
Deferred tax asset, net	784,702	647,805
Other long-term assets	102,728	102,830
Total assets	$4,655,868	$4,180,917
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$301,606	$291,904
Accrued liabilities and other short-term obligations	373,291	334,132
Deferred revenue	126,179	108,700
Operating lease liabilities	19,085	19,035
Current portion of long-term debt	6,930	6,930
Total current liabilities	827,091	760,701
Long-term deferred revenue	57,720	49,663
Other long-term obligations	123,731	123,185
Long-term operating lease liabilities	51,235	61,415
Long-term debt, net	671,855	676,356
Total liabilities	$1,731,632	$1,671,320
Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 155,103,315 and 154,563,005 shares issued and outstanding	1,551	1,546
Additional paid-in capital	6,815,946	6,826,531
Accumulated other comprehensive loss	(4,630)	(35,358)
Accumulated deficit	(3,888,631)	(4,283,122)
Total stockholders’ equity	2,924,236	2,509,597
Total liabilities and stockholders’ equity	$4,655,868	$4,180,917

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended
	July 31,	August 1,
	2021	2020
Cash flows provided by operating activities:
Net income	$396,697	$296,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	71,918	70,370
Share-based compensation costs	62,970	50,838
Amortization of intangible assets	27,341	29,035
Deferred taxes	(139,543)	57,636
Provision for inventory excess and obsolescence	13,460	20,176
Provision for warranty	12,726	19,172
Other	6,350	15,085
Changes in assets and liabilities:
Accounts receivable	(163,149)	(6,688)
Inventories	(38,821)	(39,568)
Prepaid expenses and other	(17,272)	(52,945)
Operating lease right-of-use assets	12,340	12,816
Accounts payable, accruals and other obligations	31,388	(131,647)
Deferred revenue	24,969	(19,039)
Short- and long-term operating lease liabilities	(14,618)	(15,132)
Net cash provided by operating activities	286,756	306,359
Cash flows used in investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(67,290)	(61,333)
Purchase of available-for-sale securities	(132,895)	(39,859)
Proceeds from maturities of available-for-sale securities	122,063	90,000
Settlement of foreign currency forward contracts, net	7,326	3,067
Acquisition of business, net of cash acquired	—	(28,300)
Proceeds from sale of equity investment	4,678	—
Net cash used in investing activities	(66,118)	(36,425)
Cash flows used in financing activities:
Payment of long-term debt	(5,197)	(3,465)
Payment of debt issuance costs	—	(382)
Payment of finance lease obligations	(2,243)	(2,030)
Shares repurchased for tax withholdings on vesting of stock unit awards	(36,484)	(26,328)
Repurchases of common stock - repurchase program	(64,555)	(74,535)
Proceeds from issuance of common stock	28,289	27,986
Net cash used in financing activities	(80,190)	(78,754)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,344	(1,526)
Net increase in cash, cash equivalents and restricted cash	141,792	189,654
Cash, cash equivalents and restricted cash at beginning of period	1,088,708	904,161
Cash, cash equivalents and restricted cash at end of period	$1,230,500	$1,093,815
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$22,392	$25,278
Cash paid during the period for income taxes, net	$46,165	$41,316
Operating lease payments	$16,162	$16,762
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$5,517	$4,200
Repurchase of common stock in accrued liabilities from repurchase program	$800	$—
Operating lease right-of-use assets subject to lease liability	$4,182	$11,404
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at October 31, 2020	154,563,005	$1,546	$6,826,531	$(35,358)	$(4,283,122)	$2,509,597
Net income	—	—	—	—	396,697	396,697
Other comprehensive income	—	—	—	30,728	—	30,728
Repurchase of common stock - repurchase program	(1,203,439)	(12)	(65,343)	—	—	(65,355)
Issuance of shares from employee equity plans	2,430,224	24	28,265	—	—	28,289
Share-based compensation expense	—	—	62,970	—	—	62,970
Shares repurchased for tax withholdings on vesting of stock unit awards	(686,475)	(7)	(36,477)	—	—	(36,484)
Effect of adoption of new accounting standard (Note 2)	—	—	—	—	(2,206)	(2,206)
Balance at July 31, 2021	155,103,315	$1,551	$6,815,946	$(4,630)	$(3,888,631)	$2,924,236

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at November 2, 2019	154,403,850	$1,544	$6,837,714	$(22,084)	$(4,644,413)	$2,172,761
Net income	—	—	—	—	296,250	296,250
Other comprehensive loss	—	—	—	(18,105)	—	(18,105)
Repurchase of common stock - repurchase program	(1,872,446)	(19)	(74,516)	—	—	(74,535)
Issuance of shares from employee equity plans	2,392,414	24	27,962	—	—	27,986
Share-based compensation expense	—	—	50,838	—	—	50,838
Shares repurchased for tax withholdings on vesting of stock unit awards	(605,621)	(6)	(26,322)	—	—	(26,328)
Balance at August 1, 2020	154,318,197	$1,543	$6,815,676	$(40,189)	$(4,348,163)	$2,428,867

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
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires Ciena to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The inputs into certain of Ciena’s judgments, assumptions, and estimates reflect, among other things, the information available to Ciena regarding the economic implications of the COVID-19 pandemic, and expectations as to its impact on Ciena’s business. Among other things, these estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. To the extent that there are material differences between Ciena’s estimates and actual results, Ciena’s consolidated financial statements will be affected. In addition, because the duration and severity of COVID-19 pandemic are uncertain, certain of these estimates could require further judgment or modification and therefore carry a higher degree of variability and volatility. As events continue to evolve, Ciena’s estimates may change materially in future periods.
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

Newly Issued Accounting Standards - Effective

In June 2016, the Financial Accounting Standards Board (the ”FASB”) issued Accounting Standards Update No. 2016-13 (“ASU 2016-13”), Financial Instruments - Credit Losses, which requires measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Ciena adopted ASU 2016-13 on a modified retrospective basis in the first quarter of fiscal year 2021 through a cumulative-effect adjustment at the beginning of the period of adoption and did not restate prior periods. The standard primarily impacts the value of Ciena’s accounts receivable, net and contract assets, net. Adoption of ASU 2016-13 did not have a material effect on Ciena’s financial position or results of operations.

Ciena’s significant accounting policies updated as a result of adopting this standard are as follows:

Allowance for Credit Losses for Accounts Receivable and Contract Assets

Ciena estimates its allowances for credit losses using relevant available information from internal and external sources, related to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. When assessing for credit losses, Ciena determines collectability by pooling assets with similar characteristics. The allowances for credit losses are each measured on a collective basis when similar risk characteristics exist. The allowances for credit losses are each measured by multiplying the exposure probability of default (the probability the asset will default within a given time frame) by the loss given default rate (the percentage of the asset not expected to be collected due to default) based on the pool of assets.

Probability of default rates are published by third-party credit rating agencies. Adjustments to Ciena’s exposure probability may take into account a number of factors, including, but not limited to, various customer-specific factors, the potential sovereign risk of the geographic locations in which the customer is operating and macroeconomic conditions. These factors are updated regularly or when facts and circumstances indicate that an update is deemed necessary.

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

In December 2019, the FASB issued ASU No. 2019-12 (“ASU 2019-12”), Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify GAAP for other areas of ASC 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for Ciena beginning in the first quarter of fiscal year 2022, and early adoption is permitted. Most amendments within this standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. Ciena is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

(3)REVENUE
Disaggregation of Revenue

Ciena’s disaggregated revenue represents similar groups that depict the nature, amount, and timing of revenue and cash flows for Ciena’s various offerings. The sales cycle, contractual obligations, customer requirements, and go-to-market strategies may differ for each of its product lines, resulting in different economic risk profiles for each line. Effective as of the beginning of fiscal 2021, Ciena renamed its “Packet Networking” product line to “Routing and Switching.” This change, affecting only the presentation of such information, was made on a prospective basis and does not impact comparability of previous financial results. References to prior reported “Packet Networking” product line have been changed herein to “Routing and Switching.”

The tables below set forth Ciena’s disaggregated revenue for the respective periods (in thousands):

	Quarter Ended July 31, 2021
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Converged Packet Optical	$712,906	$—	$—	$—	$712,906
Routing and Switching	69,698	—	—	—	69,698
Platform Software and Services	—	56,945	—	—	56,945
Blue Planet Automation Software and Services	—	—	16,607	—	16,607
Maintenance Support and Training	—	—	—	74,006	74,006
Installation and Deployment	—	—	—	46,653	46,653
Consulting and Network Design	—	—	—	11,326	11,326
Total revenue by product line	$782,604	$56,945	$16,607	$131,985	$988,141

Timing of revenue recognition:
Products and services at a point in time	$782,604	$17,928	$4,558	$6,508	$811,598
Services transferred over time	—	39,017	12,049	125,477	176,543
Total revenue by timing of revenue recognition	$782,604	$56,945	$16,607	$131,985	$988,141

	Quarter Ended August 1, 2020
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Converged Packet Optical	$722,512	$—	$—	$—	$722,512
Routing and Switching	79,756	—	—	—	79,756
Platform Software and Services	—	46,422	—	—	46,422
Blue Planet Automation Software and Services	—	—	11,297	—	11,297
Maintenance Support and Training	—	—	—	69,099	69,099
Installation and Deployment	—	—	—	39,798	39,798
Consulting and Network Design	—	—	—	7,828	7,828
Total revenue by product line	$802,268	$46,422	$11,297	$116,725	$976,712

Timing of revenue recognition:
Products and services at a point in time	$802,268	$15,838	$410	$3,300	$821,816
Services transferred over time	—	30,584	10,887	113,425	154,896
Total revenue by timing of revenue recognition	$802,268	$46,422	$11,297	$116,725	$976,712

	Nine Months Ended July 31, 2021
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Converged Packet Optical	$1,798,888	$—	$—	$—	$1,798,888
Routing and Switching	197,632	—	—	—	197,632
Platform Software and Services	—	163,472	—	—	163,472
Blue Planet Automation Software and Services	—	—	57,499	—	57,499
Maintenance Support and Training	—	—	—	212,054	212,054
Installation and Deployment	—	—	—	124,263	124,263
Consulting and Network Design	—	—	—	25,390	25,390
Total revenue by product line	$1,996,520	$163,472	$57,499	$361,707	$2,579,198

Timing of revenue recognition:
Products and services at a point in time	$1,996,520	$54,756	$20,497	$9,776	$2,081,549
Services transferred over time	—	108,716	37,002	351,931	497,649
Total revenue by timing of revenue recognition	$1,996,520	$163,472	$57,499	$361,707	$2,579,198

	Nine Months Ended August 1, 2020
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Converged Packet Optical	$1,968,355	$—	$—	$—	$1,968,355
Routing Switching	211,432	—	—	—	211,432
Platform Software and Services	—	143,295	—	—	143,295
Blue Planet Automation Software and Services	—	—	41,779	—	41,779
Maintenance Support and Training	—	—	—	202,370	202,370
Installation and Deployment	—	—	—	108,994	108,994
Consulting and Network Design	—	—	—	27,452	27,452
Total revenue by product line	$2,179,787	$143,295	$41,779	$338,816	$2,703,677

Timing of revenue recognition:
Products and services at a point in time	$2,179,787	$45,930	$8,891	$12,174	$2,246,782
Services transferred over time	—	97,365	32,888	326,642	456,895
Total revenue by timing of revenue recognition	$2,179,787	$143,295	$41,779	$338,816	$2,703,677

Ciena reports its sales geographically using the following markets: (i) Americas; (ii) Europe, Middle East and Africa (“EMEA”); and (iii) Asia Pacific, Japan and India (“APAC”). Americas includes activities in North America and South America. Within each geographic area, Ciena maintains specific teams or personnel that focus on a particular region, country, customer or market vertical. These teams include sales management, account salespersons and sales engineers, as well as services professionals and commercial management personnel. The following table reflects Ciena’s geographic distribution of revenue based principally on the relevant location for Ciena’s delivery of products and performance of services.
For the periods below, Ciena’s geographic distribution of revenue was as follows (in thousands):

	Quarter Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Geographic distribution:
Americas	$692,853	$713,340	$1,776,939	$1,937,725
EMEA	189,180	162,465	499,652	433,861
APAC	106,108	100,907	302,607	332,091
Total revenue by geographic distribution	$988,141	$976,712	$2,579,198	$2,703,677
Ciena’s revenue includes $623.9 million and $647.0 million of United States revenue for the third quarter of fiscal 2021 and 2020, respectively. For the nine months ended July 31, 2021 and August 1, 2020, United States revenue was $1.6 billion and $1.8 billion, respectively. No other country accounted for 10% or more of total revenue for the periods presented above.
For the periods below, the only customers that accounted for at least 10% of Ciena’s revenue were as follows (in thousands):

	Quarter Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Verizon	$131,892	n/a	n/a	$272,200
Web-scale provider	119,728	n/a	n/a	n/a
AT&T	119,199	114,963	313,140	304,645
Total	$370,819	$114,963	$313,140	$576,845

n/a	Denotes revenue representing less than 10% of total revenue for the period
The Web-scale provider noted in the above table purchased products from each of Ciena’s operating segments excluding Blue Planet® Automation Software and Services. The other customers identified above purchased products and services from each of Ciena’s operating segments.

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

•Platform Software and Services provides analytics, data, and planning tools to assist customers in managing Ciena’s Networking Platforms products in their networks. Ciena’s platform software includes its Manage, Control and Plan (MCP) domain controller solution and its OneControl Unified Management System, as well as planning tools and a number of legacy software solutions that support Ciena’s installed base of network solutions. Platform software-related services revenue includes sales of subscription, installation, support, and consulting services related to Ciena’s software platforms, operating system software and enhanced software features embedded in each of the Networking Platforms product lines above. Revenue from the software portion of this segment is included in product revenue on the Condensed Consolidated Statements of Operations. Revenue from services portions of this segment is included in services revenue on the Condensed Consolidated Statements of Operations.

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

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities (deferred revenue) from contracts with customers (in thousands):

	Balance at July 31, 2021	Balance at October 31, 2020
Accounts receivable, net	$878,229	$719,405
Contract assets for unbilled accounts receivable, net	$98,812	$85,843
Deferred revenue	$183,899	$158,363

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

Contract liabilities consist of deferred revenue and represent advanced payments against non-cancelable customer orders received prior to revenue recognition. Ciena recognized approximately $94.7 million and $91.8 million of revenue during the first nine months of fiscal 2021 and 2020, respectively, that was included in the deferred revenue balance as of October 31, 2020 and November 2, 2019, respectively. Revenue recognized due to changes in transaction price from performance obligations satisfied or partially satisfied in previous periods was immaterial during the nine months ended July 31, 2021 and August 1, 2020.

Capitalized Contract Acquisition Costs

Capitalized contract acquisition costs consist of deferred sales commissions, and were $20.4 million and $15.3 million as of July 31, 2021 and October 31, 2020, respectively. Capitalized contract acquisition costs were included in prepaid expenses and other and other long-term assets. The amortization expense associated with these costs was $16.8 million and $16.2 million during the first nine months of fiscal 2021 and 2020, respectively, and was included in sales and marketing expense.

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) are comprised of non-cancelable customer purchase orders for products and services that are awaiting transfer of control for revenue recognition under the applicable contract terms. As of July 31, 2021, the aggregate amount of RPO was $1.4 billion. As of July 31, 2021, Ciena expects approximately 85% of the RPO to be recognized as revenue within the next twelve months.

(4) CANADIAN EMERGENCY WAGE SUBSIDY

In April 2020, the Canadian government introduced the Canada Emergency Wage Subsidy (“CEWS”) to help employers offset a portion of their employee wages for a limited period in response to the COVID-19 outbreak, retroactive to March 15, 2020. The CEWS program has been extended through October 23, 2021. The subsidy covers employers of all sizes and across all sectors.

Ciena accounts for proceeds from government grants as a reduction of expense when there is reasonable assurance that Ciena has met the required conditions associated with the grant and that grant proceeds will be received. Grant benefits are recorded to the particular line item of the Condensed Consolidated Statement of Operations to which the grant activity relates. Amounts from the CEWS program positively impacted our operating expense and measures of profit in the third quarter of fiscal 2021 and nine months ended July 31, 2021. For the third quarter of fiscal 2021, Ciena recorded CEWS benefits of CAD$1.1 million ($0.8 million), net of certain fees. For the nine months ended July 31, 2021, Ciena recorded a CAD$52.2 million ($41.3 million) benefit, net of certain fees, related to CEWS for claim periods beginning March 15, 2020, including CAD$43.9 million ($35.2 million) related to employee wages during fiscal 2020. As of July 31, 2021, amounts receivable from this subsidy were CAD$1.5 million ($1.2 million).

The following table summarizes CEWS for the periods indicated (in thousands):

	Quarter Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Product	$94	$—	$4,283	$—
Service	47	—	2,667	—
CEWS benefit in cost of goods sold	141	—	6,950	—
Research and development	596	—	29,519	—
Sales and marketing	53	—	2,604	—
General and administrative	46	—	2,207	—
CEWS benefit in operating expense	695	—	34,330	—
Total CEWS benefit	$836	$—	$41,280	$—

(5) RESTRUCTURING COSTS
Ciena has undertaken a number of restructuring activities intended to reduce expense and to ensure better alignment of its workforce and costs with market opportunities, product development and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in Accrued liabilities and other short-term obligations on Ciena’s Condensed Consolidated Balance Sheets, for the nine months ended July 31, 2021 (in thousands):

	Workforce reduction		Other restructuring activities		Total
Balance at October 31, 2020	$2,915		$—		$2,915
Charges	5,306	(1)	18,558	(2)	23,864
Cash payments	(7,051)		(18,558)		(25,609)
Balance at July 31, 2021	$1,170		$—		$1,170
Current restructuring liabilities	$1,170		$—		$1,170

(1) Reflects a global workforce reduction of 120 employees during the nine months ended July 31, 2021 as part of a business optimization strategy to improve gross margin, constrain operating expense and redesign certain business processes.

(2) Primarily represents the redesign of certain business processes associated with Ciena’s supply chain and distribution structure reorganization, and costs related to restructured facilities.

The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in Accrued liabilities and other short-term obligations on Ciena’s Condensed Consolidated Balance Sheets for the nine months ended August 1, 2020 (in thousands):

	Workforce reduction		Other restructuring activities		Total
Balance at November 2, 2019	$3,983		$11,160		$15,143
Charges	5,015	(1)	9,783	(2)	14,798
Adjustments related to ASC 842	—		(11,160)	(3)	(11,160)
Cash payments	(7,335)		(9,783)		(17,118)
Balance at August 1, 2020	$1,663		$—		$1,663
Current restructuring liabilities	$1,663		$—		$1,663
(1) Reflects a global workforce reduction of approximately 79 employees during the nine months ended August 1, 2020 as part of a business optimization strategy to improve gross margin, constrain operating expense and redesign certain business processes.
(2) Primarily represents variable costs and imputed interest expense related to restructured facilities.
(3) Represents restructuring reserve liability recognized as a reduction to Operating right-of-use (“ROU”) assets, net in relation to adoption of ASC 842.

(6) INTEREST AND OTHER INCOME (LOSS), NET
The components of interest and other income (loss), net, are as follows (in thousands):

	Quarter Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Interest income	$465	$849	$1,553	$6,262
Gains (losses) on non-hedge designated foreign currency forward contracts	(4,414)	1,282	5,295	3,005
Foreign currency exchange gains (losses)	4,959	(2,537)	(8,534)	(7,376)
Other	(215)	638	86	(678)
Interest and other income (loss), net	$795	$232	$(1,600)	$1,213

Ciena Corporation, as the U.S. parent entity, uses the U.S. Dollar as its functional currency; however, some of its foreign branch offices and subsidiaries use local currencies as their functional currencies. Ciena recorded $8.5 million and $7.4 million in foreign currency exchange rate losses during the first nine months of fiscal 2021 and 2020, respectively, as a result of monetary assets and liabilities that were transacted in a currency other than Ciena’s functional currency. The related remeasurement adjustments were recorded in interest and other income (loss), net, on the Condensed Consolidated Statements of Operations. From time to time, Ciena uses foreign currency forwards to hedge this type of balance sheet exposure. These forwards are not designated as hedges for accounting purposes, and any net gain or loss associated with these derivatives is reported in interest and other income (loss), net, on the Condensed Consolidated Statements of Operations. During the first nine months of fiscal 2021 and 2020, respectively, Ciena recorded gains of $5.3 million and $3.0 million from non-hedge designated foreign currency forward contracts.

(7) INCOME TAXES

The effective tax rate for the quarter and nine months ended July 31, 2021 was lower than the effective tax rate for the quarter and nine months ended August 1, 2020, primarily due to the tax benefit associated with recording a deferred tax asset.

To accommodate the requirements of a global business, Ciena has begun reorganizing its global supply chain and distribution structure, which includes a legal entity reorganization and related system upgrade. During the quarter, Ciena completed an internal transfer of certain of its non-U.S. intangible assets, which created amortizable tax basis resulting in the discrete recognition of a $124.2 million deferred tax asset with a corresponding tax benefit. The impact of this transfer is reflected in Ciena’s effective tax rate for the quarter and nine months ended July 31, 2021, which had a significant, one-time impact on its net income for these periods.

Ciena’s future income tax provisions and deferred tax balances may be affected by the amount of pre-tax income, the jurisdictions where it is earned, the existence and ability to utilize tax attributes and changes in tax laws and business reorganizations. Ciena continues to monitor these items and will adopt strategies to address their impact as appropriate.

(8) SHORT-TERM AND LONG-TERM INVESTMENTS

As of the dates indicated, investments are comprised of the following (in thousands):

	July 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$181,966	$44	$—	$182,010
Included in long-term investments	60,887	7	(6)	60,888
	$242,853	$51	$(6)	$242,898

	October 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$150,559	$109	$(1)	$150,667
Included in long-term investments	82,252	—	(26)	82,226
	$232,811	$109	$(27)	$232,893

The following table summarizes the final legal maturities of debt investments at July 31, 2021 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$181,966	$182,010
Due in 1-2 years	60,887	60,888
	$242,853	$242,898

(9) FAIR VALUE MEASUREMENTS

    As of the date indicated, the following table summarizes the assets and liabilities that are recorded at fair value on a recurring basis (in thousands):

	July 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$909,976	$—	$—	$909,976
Bond mutual fund	75,398	—	—	75,398
Time deposits	30,029	—	—	30,029
Deferred compensation plan assets	12,380	—	—	12,380
U.S. government obligations	—	242,898	—	242,898
Foreign currency forward contracts	—	8,598	—	8,598
Total assets measured at fair value	$1,027,783	$251,496	$—	$1,279,279

Liabilities:
Foreign currency forward contracts	$—	$3,709	$—	$3,709
Forward starting interest rate swaps	—	20,682	—	20,682
Total liabilities measured at fair value	$—	$24,391	$—	$24,391

	October 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$889,293	$—	$—	$889,293
Bond mutual fund	50,361	—	—	50,361
Deferred compensation plan assets	8,213	—	—	8,213
U.S. government obligations	—	232,893	—	232,893
Foreign currency forward contracts	—	82	—	82
Total assets measured at fair value	$947,867	$232,975	$—	$1,180,842

Liabilities:
Foreign currency forward contracts	$—	$681	$—	$681
Forward starting interest rate swaps	—	28,513	—	28,513
Total liabilities measured at fair value	$—	$29,194	$—	$29,194

As of the date indicated, the assets and liabilities above are presented on Ciena’s Condensed Consolidated Balance Sheets as follows (in thousands):

	July 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,015,403	$—	$—	$1,015,403
Short-term investments	—	182,010	—	182,010
Prepaid expenses and other	—	8,598	—	8,598
Long-term investments	—	60,888	—	60,888
Other long-term assets	12,380	—	—	12,380
Total assets measured at fair value	$1,027,783	$251,496	$—	$1,279,279

Liabilities:
Accrued liabilities and other short-term obligations	$—	$3,709	$—	$3,709
Other long-term obligations	—	20,682	—	20,682
Total liabilities measured at fair value	$—	$24,391	$—	$24,391

	October 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$939,654	$—	$—	$939,654
Short-term investments	—	150,667	—	150,667
Prepaid expenses and other	—	82	—	82
Other long-term assets	8,213	82,226	—	90,439
Total assets measured at fair value	$947,867	$232,975	$—	$1,180,842

Liabilities:
Accrued liabilities and other short-term obligations	$—	$681	$—	$681
Other long-term obligations	—	28,513	—	28,513
Total liabilities measured at fair value	$—	$29,194	$—	$29,194

Ciena did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

(10) INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	July 31, 2021	October 31, 2020
Raw materials	$139,338	$119,481
Work-in-process	10,556	13,738
Finished goods	204,580	210,050
Deferred cost of goods sold	53,826	40,747
Gross inventories	408,300	384,016
Provision for excess and obsolescence	(38,130)	(39,637)
Inventories, net	$370,170	$344,379

Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand, which are affected by changes in Ciena’s strategic direction, discontinuance of a product or introduction of newer versions of products, declines in the sales of or forecasted demand for certain products, and general market conditions. During the first nine months of fiscal 2021, Ciena recorded a provision for excess and obsolescence of $13.5 million, primarily related to a decrease in the forecasted demand for certain Networking Platforms products. Deductions from the provision for excess and obsolete inventory relate primarily to disposal activities.

(11) PREPAID EXPENSES AND OTHER
As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	July 31, 2021	October 31, 2020
Contract assets for unbilled accounts receivable, net	$98,812	$85,843
Prepaid expenses	75,287	70,647
Prepaid VAT and other taxes	70,735	72,838
Product demonstration equipment, net	35,411	44,793
Other non-trade receivables	17,808	21,981
Capitalized contract acquisition costs	15,067	11,296
Derivative assets	8,598	82
CEWS receivable	1,229	—
Deferred deployment expense	336	604
	$323,283	$308,084

Depreciation of product demonstration equipment was $7.6 million during the first nine months of fiscal 2021 and $6.5 million during the first nine months of fiscal 2020.

For further discussion on contract assets and capitalized contract acquisition costs, see Note 3 above.

(12) OTHER BALANCE SHEET DETAILS
As of the dates indicated, accrued liabilities and other short-term obligations are comprised of the following (in thousands):

	July 31, 2021	October 31, 2020
Compensation, payroll related tax and benefits	$142,713	$135,462
Warranty	48,139	49,868
Income taxes payable	36,526	6,348
Vacation	30,986	26,945
Finance lease obligations	3,395	2,836
Other	111,532	112,673
	$373,291	$334,132

The following table summarizes the activity in Ciena’s accrued warranty for the periods indicated (in thousands):

	Beginning Balance	Current Period Provisions	Settlements	Ending Balance
Nine Months Ended August 1, 2020	$48,498	19,172	(15,504)	$52,166
Nine Months Ended July 31, 2021	$49,868	12,726	(14,455)	$48,139
As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	July 31, 2021	October 31, 2020
Products	$13,380	$17,534
Services	170,519	140,829
	183,899	158,363
Less current portion	(126,179)	(108,700)
Long-term deferred revenue	$57,720	$49,663

(13) DERIVATIVE INSTRUMENTS

Foreign Currency Derivatives

Ciena conducts business globally in numerous currencies, and thus is exposed to adverse foreign currency exchange rate changes. To limit this exposure, Ciena enters into foreign currency contracts. Ciena does not enter into such contracts for speculative purposes.

As of July 31, 2021 and October 31, 2020, Ciena had forward contracts to hedge its foreign exchange exposure in order to reduce variability principally related to research and development activities. The notional amount of these contracts was approximately $219.1 million and $254.9 million as of July 31, 2021 and October 31, 2020, respectively. These foreign exchange contracts have maturities of 24 months or less and have been designated as cash flow hedges.

As of July 31, 2021 and October 31, 2020, Ciena had forward contracts to hedge its foreign exchange exposure in order to reduce the variability in various currencies of certain balance sheet items. The notional amount of these contracts was approximately $241.8 million and $212.0 million as of July 31, 2021 and October 31, 2020, respectively. These foreign exchange contracts have maturities of 12 months or less and have not been designated as hedges for accounting purposes.

Interest Rate Derivatives

Ciena is exposed to floating rates of LIBOR interest on its term loan borrowings (see Note 16 below) and has hedged such risk by entering into floating to fixed interest rate swap arrangements (“interest rate swaps”). The interest rate swaps fix the LIBOR rate for $350.0 million of the 2025 Term Loan (as defined in Note 16 below) at 2.957% through September 2023. The total notional amount of interest rate swaps in effect was $350.0 million as of July 31, 2021 and October 31, 2020.

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

(14) ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income (“AOCI”), net of tax, for the nine months ended July 31, 2021 (in thousands):

	Unrealized Gain (Loss) on			Cumulative
	Available-for-sale Securities	Foreign Currency Forward Contracts	Forward Starting Interest Rate Swaps	Foreign Currency Translation Adjustment	Total
Balance at October 31, 2020	$45	$(219)	$(21,535)	$(13,649)	$(35,358)
Other comprehensive gain (loss) before reclassifications	(28)	13,574	(1,399)	19,439	31,586
Amounts reclassified from AOCI	—	(7,907)	7,049	—	(858)
Balance at July 31, 2021	$17	$5,448	$(15,885)	$5,790	$(4,630)

The following table summarizes the changes in AOCI, net of tax, for the nine months ended August 1, 2020 (in thousands):

	Unrealized Gain (Loss) on			Cumulative
	Available-for-sale Securities	Foreign Currency Forward Contracts	Forward Starting Interest Rate Swaps	Foreign Currency Translation Adjustment	Total
Balance at November 2, 2019	$152	$925	$(13,686)	$(9,475)	$(22,084)
Other comprehensive loss before reclassifications	69	(4,515)	(12,507)	(6,321)	(23,274)
Amounts reclassified from AOCI	—	2,742	2,427	—	5,169
Balance at August 1, 2020	$221	$(848)	$(23,766)	$(15,796)	$(40,189)

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

Leases included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	Classification	As of July 31, 2021	As of October 31, 2020
Operating leases:
Operating ROU assets	Operating right-of-use assets	$48,937	$57,026
Operating lease liabilities	Operating lease liabilities and Long-term operating lease liabilities	70,320	80,450
Finance leases:
Buildings, gross	Equipment, building, furniture and fixtures, net	$75,616	$70,791
Less: accumulated depreciation	Equipment, building, furniture and fixtures, net	(22,664)	(17,837)
Buildings, net		$52,952	$52,954
Finance lease liabilities	Accrued liabilities and other short-term obligations and other long-term obligations	$66,530	$64,401

ROU assets that involve subleased or vacant space aggregate to $4.3 million as of July 31, 2021. These assets may become impaired if tenants are unable to service their obligations under the sublease, and/or if the estimates as to occupancy are not realized, either of which may be more likely as COVID-19 impacts evolve.

The components of lease expense included in the Condensed Consolidated Statement of Operations were as follows (in thousands):

		Quarter Ended		Nine Months Ended
		July 31,	August 1,	July 31,	August 1,
	Classification	2021	2020	2021	2020
Operating lease costs	Operating expense	$4,085	$4,234	$12,516	$13,435
Finance lease cost:
Amortization of finance ROU asset	Operating expense	1,224	1,097	3,580	3,330
Interest on finance lease liabilities	Interest expense	1,243	1,162	3,671	3,574
Total finance lease cost		2,467	2,259	7,251	6,904
Non-capitalized lease cost	Operating expense	216	883	842	2,211
Variable lease cost(1)	Operating expense	1,393	1,265	4,444	3,900
Net lease cost(2)		$8,161	$8,641	$25,053	$26,450

(1) Variable lease costs include expenses relating to insurance, taxes, maintenance and other costs required by the applicable operating lease. Variable lease costs are determined by whether they are to be included in base rent and if amounts are based on a consumer price index.
(2) Excludes other operating expense of $2.3 million and $2.2 million for the third quarter of fiscal 2021 and 2020, respectively and $7.2 million and $8.7 million for the nine months ended July 31, 2021 and August 1, 2020, respectively, related to amortization of leasehold improvements.

Future minimum lease payments and the present value of minimum lease payments related to operating and finance leases as of July 31, 2021 were as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remaining fiscal 2021	$5,472	$8,146	$13,618
2022	19,862	8,500	28,362
2023	16,087	8,500	24,587
2024	13,768	8,620	22,388
2025	9,437	8,706	18,143
Thereafter	10,272	55,532	65,804
Total lease payments	74,898	98,004	172,902
Less: Imputed interest	(4,578)	(31,474)	(36,052)
Present value of lease liabilities	70,320	66,530	136,850
Less: Current portion of present value of minimum lease payments	(19,085)	(3,395)	(22,480)
Long-term portion of present value of minimum lease payments	$51,235	$63,135	$114,370

The weighted average remaining lease terms and weighted average discount rates for operating and finance leases were as follows:

	As of July 31, 2021	As of October 31, 2020
Weighted-average remaining lease term in years:
Operating leases	4.35	4.87
Finance leases	10.97	11.71
Weighted-average discount rates:
Operating leases	2.75%	2.82%
Finance leases	7.56%	7.56%

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

The net carrying value of Ciena’s term loan was comprised of the following for the periods indicated (in thousands):

	July 31, 2021				October 31, 2020
	Principal Balance	Unamortized Discount	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
2025 Term Loan	$682,605	$(1,332)	$(2,488)	$678,785	$683,286

Deferred debt issuance costs that were deducted from the carrying amounts of the term loan totaled $2.5 million as of July 31, 2021 and $2.9 million at October 31, 2020. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the term loan. The amortization of deferred debt issuance costs for this term loan is included in interest expense, and was $0.5 million during the first nine months of each of fiscal 2021 and fiscal 2020. The carrying value of the term loan listed above is also net of any unamortized debt discounts.

As of July 31, 2021, the estimated fair value of the 2025 Term Loan was $680.9 million. Ciena’s term loan is categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its term loan using a market approach based on observable inputs, such as current market transactions involving comparable securities.

(17) EARNINGS PER SHARE CALCULATION
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Net income	$238,232	$142,267	$396,697	$296,250
Basic weighted average shares outstanding	155,271	154,184	155,277	154,136
Effect of dilutive potential common shares	1,473	2,134	1,465	1,605
Diluted weighted average shares	156,744	156,318	156,742	155,741
Basic EPS	$1.53	$0.92	$2.55	$1.92
Diluted EPS	$1.52	$0.91	$2.53	$1.90
Antidilutive employee share-based awards, excluded	131	13	99	316

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
The following table summarizes activity of the stock repurchase program, reported based on trade date:

	Shares Repurchased	Weighted-Average Price per Share	Amount Repurchased (in thousands)
Cumulative balance at October 31, 2020	5,710,912	$39.33	$224,611
Repurchase of common stock under the stock repurchase program	1,203,439	54.31	65,356
Cumulative balance at July 31, 2021	6,914,351	$41.94	$289,967

The purchase price for the shares of Ciena’s stock repurchased is reflected as a reduction of common stock and additional paid-in capital.

Stock Repurchases Related to Stock Unit Award Tax Withholdings
Ciena repurchases shares of common stock to satisfy employee tax withholding obligations due on vesting of stock unit awards. The purchase price of $36.5 million for the shares of Ciena’s stock repurchased during the first nine months of fiscal 2021 is reflected as a reduction to stockholders’ equity. Ciena is required to allocate the purchase price of the repurchased shares as a reduction of common stock and additional paid-in capital.

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

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Product	$1,037	$960	$2,488	$2,458
Service	1,315	1,007	3,941	2,885
Share-based compensation expense included in cost of goods sold	2,352	1,967	6,429	5,343
Research and development	5,541	4,286	16,179	12,957
Sales and marketing	6,534	5,180	18,960	15,057
General and administrative	8,237	5,940	21,338	17,442
Share-based compensation expense included in operating expense	20,312	15,406	56,477	45,456
Share-based compensation expense capitalized in inventory, net	(193)	(114)	64	39
Total share-based compensation	$22,471	$17,259	$62,970	$50,838

As of July 31, 2021, total unrecognized share-based compensation expense was approximately $160.6 million, which relates to unvested stock unit awards and is expected to be recognized over a weighted-average period of 1.58 years.

(20) SEGMENTS AND ENTITY-WIDE DISCLOSURES
Segment Reporting
Ciena has the following operating segments for reporting purposes: (i) Networking Platforms; (ii) Platform Software and Services; (iii) Blue Planet Automation Software and Services; and (iv) Global Services.
Ciena's long-lived assets, including equipment, building, furniture and fixtures, ROU assets, finite-lived intangible assets and maintenance spares, are not reviewed by Ciena's chief operating decision maker for purposes of evaluating performance and allocating resources. As of July 31, 2021, equipment, building, furniture and fixtures, net, totaled $288.9 million, and operating ROU assets totaled $48.9 million both of which support asset groups within Ciena’s four operating segments and unallocated selling and general and administrative activities. As of July 31, 2021, finite-lived intangible assets, goodwill and maintenance spares are assigned to asset groups within the following segments (in thousands):

	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total

Other intangible assets, net	$9,865	$—	$64,109	$—	$73,974
Goodwill	$66,329	$156,191	$89,049	$—	$311,569
Maintenance spares, net	$—	$—	$—	$61,048	$61,048

Segment Profit (Loss)
Segment profit (loss) is determined based on internal performance measures used by Ciena’s chief executive officer to assess the performance of each operating segment in a given period. In connection with that assessment, the chief executive officer excludes the following items: selling and marketing costs; general and administrative costs; significant asset impairments and restructuring costs; amortization of intangible assets; acquisition and integration costs (recoveries); interest and other income (loss), net; interest expense; loss on extinguishment and modification of debt and provision (benefit) for income taxes.
The table below sets forth Ciena’s segment profit (loss) and the reconciliation to consolidated net income for the periods indicated (in thousands):

	Quarter Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Segment profit (loss):
Networking Platforms	$244,535	$262,801	$612,378	$642,057
Platform Software and Services	31,526	24,299	95,692	74,918
Blue Planet Automation Software and Services	(3,243)	(5,316)	11	(12,828)
Global Services	55,507	52,676	147,567	151,744
Total segment profit	328,325	334,460	855,648	855,891
Less: Non-performance operating expenses
Selling and marketing	114,924	94,763	322,589	303,043
General and administrative	48,863	41,635	132,491	126,133
Significant asset impairments and restructuring costs	9,789	6,515	23,865	14,798
Amortization of intangible assets	5,967	5,840	17,896	17,532
Acquisition and integration costs (recoveries)	259	(2,329)	860	904
Add: Other non-performance financial items
Interest expense and other income (loss), net	(6,981)	(7,019)	(24,521)	(22,713)
Loss on extinguishment and modification of debt	—	—	—	(646)
Less: Provision (benefit) for income taxes	(96,690)	38,750	(63,271)	73,872
Consolidated net income	$238,232	$142,267	$396,697	$296,250

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

	July 31, 2021	October 31, 2020
Canada	$242,495	$214,188
United States	54,050	65,321
Other International	41,329	49,894
Total	$337,874	$329,403

(21) COMMITMENTS AND CONTINGENCIES

Canadian Grant

During fiscal 2018, Ciena entered into agreements related to the Evolution of Networking Services through a Corridor in Quebec and Ontario for Research and Innovation (“ENCQOR”) project with the Canadian federal government, the government of the province of Ontario and the government of the province of Quebec to develop a 5G technology corridor between Quebec and Ontario to promote research and development, small business enterprises and entrepreneurs in Canada. Under these agreements, Ciena can receive up to an aggregate CAD$57.6 million (approximately $46.2 million) in reimbursement from the three Canadian government entities for eligible costs over a period commencing on February 20, 2017 and ending on March 31,

2022. Ciena anticipates receiving recurring disbursements over this period. Amounts received under the agreements are subject to recoupment in the event that Ciena fails to achieve certain minimum investment, employment and project milestones. As of July 31, 2021, Ciena has recorded CAD$48.6 million (approximately $39.0 million) in cumulative benefits as a reduction in research and development expense of which CAD$8.0 million ($6.3 million) was recorded in the first nine months of fiscal 2021. As of July 31, 2021, amounts receivable from this grant were CAD$5.8 million ($4.7 million).

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

(22) SUBSEQUENT EVENTS

Stock Repurchase Program

From the end of the third quarter of fiscal 2021 through September 3, 2021, Ciena repurchased an additional 176,815 shares of its common stock, for an aggregate purchase price of $10.0 million at an average price of $56.57 per share, inclusive of repurchases pending settlement. As of September 3, 2021, Ciena has repurchased an aggregate of 7,091,166 shares and has an aggregate of $200.0 million of authorized funds remaining under its stock repurchase program.

Vyatta Routing and Switching Technology Acquisition

On August 31, 2021, Ciena entered into a definitive agreement with AT&T to acquire its Vyatta virtual routing and switching technology. The acquisition reflects Ciena’s continued investment in its Routing and Switching solutions roadmap and resources. Ciena plans to integrate the engineering personnel to be hired through this transaction into its Routing and Switching research and development (R&D) organization.

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

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes thereto included in Item 1 of Part I of this report and our 2020 Annual Report.

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

Impact of the COVID-19 Pandemic

Demand for Products & Services. The demand environment for our products and services remains dynamic and continues to be impacted by the effects of the COVID-19 pandemic. For example, we experienced a constrained spending environment during the second half of fiscal 2020 and the first quarter of fiscal 2021 that adversely impacted our revenue during that period. During the second and third quarters of fiscal 2021, we experienced significantly stronger order volumes for our products and services, particularly among a concentrated set of larger customers with which we have existing positions as a supplier. This improved demand environment and growth in order volumes contributed to our increased revenue in the third quarter of fiscal 2021 compared to the second quarter of fiscal 2021. We believe some portion of these orders reflects certain short-term customer purchasing behaviors, including network operators addressing capacity and network requirements following a period of constrained spending in previous quarters, and possible acceleration of future orders due to the implementation of security of supply strategies amidst global supply constraints for semiconductor components. Over the longer term, we continue to believe that the increased demands placed on network infrastructures as a result of the COVID-19 pandemic, and the related increase in remote working worldwide, have accelerated certain trends, including cloud network adoption, networking resilience and flexibility, and enhanced network automation.

Services and Customer Fulfillment. We continue to experience some disruption in our ability to provide installation, professional and fulfillment services to customers due to site readiness and access limitations, limited customer availability, project delays or re-prioritization by customers, and travel bans or restrictions on movement or gatherings. We have also experienced some disruption and delays in our supply chain operations and logistics, including shipping delays and higher transport costs. We expect these conditions to persist in the short term and, as a result, to continue to adversely impact our revenue and results of operations.

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

Canada Emergency Wage Subsidy (“CEWS”). In April 2020, the government of Canada introduced the CEWS program to help employers offset a portion of their employee wages for a limited period in response to the COVID-19 outbreak, retroactive to March 15, 2020. Amounts from the CEWS program positively impacted our operating expense and measures of profit in the quarter and nine months ended July 31, 2021. For the third quarter of fiscal 2021, we recorded CEWS benefits of

CAD$1.1 million ($0.8 million), net of certain fees. For the nine months ended July 31, 2021, we recorded CEWS benefits of CAD$52.2 million ($41.3 million), net of certain fees, related to claim periods beginning March 15, 2020, including CAD$43.9 million ($35.2 million) related to employee wages from fiscal 2020. The CEWS program is of a limited duration. We do not anticipate a similar proportionate impact on our financial results in future periods and may not receive any benefits from the CEWS program in the future.

The COVID-19 pandemic and countermeasures taken to contain its spread have caused economic and financial disruptions globally. We continue to monitor the situation and actively assess further implications to our business, supply chain, fulfillment operations and customer demand. However, the COVID-19 situation remains dynamic. Variants continue to emerge and the duration and severity of the impact of COVID-19 on our business and results of operations in future periods remains uncertain. If the COVID-19 pandemic or its adverse effects become more severe or prevalent or are prolonged in the locations where we, our customers, suppliers or manufacturers conduct business, or we experience more pronounced disruptions in our business or operations, or in economic activity and demand for our products and services generally, our business and results of operations in future periods could be materially adversely affected.
Supply Chain Constraints

Due to increased demand across a range of industries, the global supply market for certain raw materials and components, including in particular the semiconductor components used in most of our products, has experienced significant strain in recent periods. These conditions, which worsened during our third quarter of fiscal 2021, have been exacerbated in part by the COVID-19 pandemic. As a result, we have experienced ongoing component shortages, longer lead times and increased cost of components. In turn, these conditions have impacted the lead times for our products, and could adversely impact our ability to meet customer demand where we cannot timely secure supply of these components. In response, we have implemented mitigation strategies and increased our purchases of inventory for certain components. In some cases, we have incurred higher costs to secure available inventory, or have extended our purchase commitments or placed non-cancellable orders with suppliers, which introduces inventory risk if our forecasts and assumptions are inaccurate. Despite our attempts to mitigate the impact on our business, these constrained supply conditions are expected to adversely impact our costs of goods sold, including our ability to continue to reduce the cost to produce our products in a manner consistent with prior periods. In addition, some of our suppliers have indicated that, as a result of current constraints, they intend to cease manufacturing of certain components used in our products. These dynamics and our resulting mitigating actions may result in increased materials costs or use of cash, and could adversely impact our growth, gross margin and results of operations. We believe these supply chain challenges and their adverse impact on our business will persist at least through the first half of fiscal 2022. See “Risk Factors” in Item 1A of Part II of this report and Item 1A of Part I of our 2020 Annual Report for further discussion of risks related to our supply chain.

Supply Chain and Distribution Structure; Recognition of Deferred Tax Asset in Third Quarter of Fiscal 2021
To better accommodate the requirements of a global business, we are implementing a plan to reorganize our global supply chain and distribution structure more substantially, which includes a legal entity reorganization and related system upgrade. We completed the first phase of this plan in the third quarter of fiscal 2021 and expect to continue to implement the plan during the remainder of fiscal 2021. As part of this reorganization, we completed an internal transfer of certain of our non-U.S. intangible assets, which created amortizable tax basis resulting in the discrete recognition of a $124.2 million deferred tax asset with a corresponding tax benefit. The impact of this transfer is reflected in our effective tax rate for the quarter and nine months ended July 31, 2021, which had a significant, one-time impact on our net income for these periods.
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

Revenue
Currency Fluctuations

Approximately 16.3% and 17.3% of our revenue was non-U.S. Dollar-denominated during the third quarter and first nine months of fiscal 2021, respectively, primarily including sales in Euros, Canadian Dollars and Brazilian Reais. During the third quarter of fiscal 2021, as compared to the third quarter of fiscal 2020, and during the first nine months of fiscal 2021, as compared to the first nine months of fiscal 2020, the U.S. Dollar fluctuated against these currencies. Consequently, our revenue for the third quarter and first nine months of fiscal 2021 reported in U.S. Dollars was adversely impacted by approximately $9.8 million, or 1.0%, and $18.5 million, or 0.7%, respectively.
Operating Segment Revenue
The table below sets forth the changes in our operating segment revenue for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	July 31, 2021	August 1, 2020	%*	July 31, 2021	August 1, 2020	%*
Revenue:
Networking Platforms
Converged Packet Optical	$712,906	$722,512	(1.3)%	$1,798,888	$1,968,355	(8.6)%
%**	72.1%	74.0%		69.7%	72.8%
Routing and Switching	69,698	79,756	(12.6)%	197,632	211,432	(6.5)%
%**	7.1%	8.1%		7.7%	7.8%
Total Networking Platforms	782,604	802,268	(2.5)%	1,996,520	2,179,787	(8.4)%
%**	79.2%	82.1%		77.4%	80.6%

Platform Software and Services	56,945	46,422	22.7%	163,472	143,295	14.1%
%**	5.8%	4.8%		6.4%	5.3%

Blue Planet Automation Software and Services	16,607	11,297	47.0%	57,499	41,779	37.6%
%**	1.7%	1.1%		2.2%	1.6%

Global Services
Maintenance Support and Training	74,006	69,099	7.1%	212,054	202,370	4.8%
%**	7.5%	7.1%		8.2%	7.5%
Installation and Deployment	46,653	39,798	17.2%	124,263	108,994	14.0%
%**	4.7%	4.1%		4.8%	4.0%
Consulting and Network Design	11,326	7,828	44.7%	25,390	27,452	(7.5)%
%**	1.1%	0.8%		1.0%	1.0%
Total Global Services	131,985	116,725	13.1%	361,707	338,816	6.8%
%**	13.3%	12.0%		14.0%	12.5%

Consolidated revenue	$988,141	$976,712	1.2%	$2,579,198	$2,703,677	(4.6)%
_____________________________
*    Denotes % change from 2020 to 2021
**     Denotes % of Total Revenue

Quarter ended July 31, 2021 as compared to the quarter ended August 1, 2020
•Networking Platforms segment revenue decreased by $19.7 million, reflecting product line sales decreases of $10.1 million of our Routing and Switching products and $9.6 million of our Converged Packet Optical products.
◦Routing and Switching sales decreased, primarily reflecting a sales decrease of $9.0 million of our 3000 and 5000 families of service delivery and aggregation switches to enterprise customers and cable and multiservice operators.

◦Converged Packet Optical sales decreased, primarily reflecting a sales decrease of $35.8 million of our Waveserver® products to Web-scale providers. This sales decrease was partially offset by sales increases of $14.0 million of our 6500 Reconfigurable Line System (RLS) products to communications service providers and cable and multiservice operators and $8.0 million of our 6500 Packet-Optical Platform primarily to communications service providers and Web-scale providers.
•Platform Software and Services segment revenue increased by $10.5 million, reflecting sales increases of $9.4 million in software services and $1.1 million in sales of software platforms.
•Blue Planet Automation Software and Services segment revenue increased by $5.3 million, reflecting sales increases of $4.0 million in sales of software platforms and $1.3 million in related services.
•Global Services segment revenue increased by $15.3 million, reflecting sales increases of $6.9 million of our installation and deployment services, $4.9 million of our maintenance support and training services and $3.5 million of our consulting and network design services.

Nine months ended July 31, 2021 as compared to the nine months ended August 1, 2020
•Networking Platforms segment revenue decreased by $183.3 million, reflecting product line sales decreases of $169.5 million of our Converged Packet Optical products and $13.8 million of our Routing and Switching products.
◦Converged Packet Optical sales decreased, primarily reflecting decreases of $181.9 million of our 6500 Packet-Optical Platform and $42.1 million of our 5430 Reconfigurable Switching Systems, each primarily to communications service providers. These sales decreases, related to the demand environment conditions described above, were partially offset by sales increases of $31.3 million of our 6500 RLS products and $27.4 million of our Waveserver® products, each of which primarily benefited from increased sales to communications service providers.
◦Routing and Switching sales decreased, primarily reflecting sales decreases of $15.7 million of our 3000 and 5000 families of service delivery and aggregation switches, primarily to cable and multiservice operators, and $7.1 million of our 6500 Packet Transport System (PTS) to communications service providers. These decreases were offset by a sales increase of $9.0 million of our platform independent software to a communications service provider.
•Platform Software and Services segment revenue increased by $20.2 million, reflecting an increase of $24.2 million in software services, offset by a decrease of $4.0 million in sales of software platforms.
•Blue Planet Automation Software and Services segment revenue increased by $15.7 million, reflecting increases of $12.8 million in sales of software platforms and $2.9 million in related services.
•Global Services segment revenue increased by $22.9 million, primarily reflecting sales increases of $15.3 million of our installation and deployment services and $9.7 million of our maintenance support and training, partially offset by a sales decrease of $2.1 million of our consulting and network design services.

Revenue by Geographic Region

Our operating segments engage in business and operations across three geographic regions: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific, Japan and India (“APAC”). The geographic distribution of our revenue can fluctuate significantly from period to period, and the timing of revenue recognition for large network projects, particularly outside of the United States, can result in large variations in geographic revenue results in any particular period. The increase in our EMEA region revenue for the quarter and nine months ended July 31, 2021 was primarily driven by increased sales in France and The Netherlands. The increase in our APAC region revenue for the quarter ended July 31, 2021 was primarily driven by increased sales in India. The decrease in our APAC region revenue for the nine months ended July 31, 2021 was primarily driven by decreased sales in Singapore and Japan, partially offset by increased sales in India. The decrease in our Americas region revenue for the quarter and nine months ended July 31, 2021 was primarily driven by decreased sales in the United States, partially offset by increased sales in Canada.

The following table reflects our geographic distribution of revenue, principally based on the relevant location for our delivery of products and performance of services. The table sets forth the changes in geographic distribution of revenue for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	July 31, 2021	August 1, 2020	%*	July 31, 2021	August 1, 2020	%*
Americas	$692,853	$713,340	(2.9)%	$1,776,939	$1,937,725	(8.3)%
%**	70.1%	73.0%		68.9%	71.7%
EMEA	189,180	162,465	16.4%	499,652	433,861	15.2%
%**	19.2%	16.6%		19.4%	16.0%
APAC	106,108	100,907	5.2%	302,607	332,091	(8.9)%
%**	10.7%	10.4%		11.7%	12.3%
Total	$988,141	$976,712	1.2%	$2,579,198	$2,703,677	(4.6)%
_____________________________________
*    Denotes % change from 2020 to 2021
**     Denotes % of Total Revenue

Quarter ended July 31, 2021 as compared to the quarter ended August 1, 2020
•Americas revenue decreased by $20.5 million, primarily reflecting a sales decrease of $34.8 million within our Networking Platforms segment, partially offset by sales increases of $5.9 million within our Global Services segment, $5.4 million within our Platform Software and Services segment, and $3.0 million within our Blue Planet Automation Software and Services segment. The decrease within our Networking Platforms segment primarily reflects a product line sales decrease of $28.4 million of our Converged Packet Optical products, primarily related to a sales decrease of $55.8 million of our Waveserver® products to Web-scale providers.
•EMEA revenue increased by $26.7 million, primarily reflecting sales increases of $14.3 million within our Networking Platforms segment, $7.9 million within our Global Services segment, $2.3 million within our Platform Software and Services segment, and $2.2 million within our Blue Planet Automation Software and Services segment. These sales increases were primarily due to increased sales to Web-scale providers in the Netherlands.
•APAC revenue increased by $5.2 million, primarily reflecting sales increases of $2.8 million within our Platform Software and Services segment, $1.4 million within our Global Services segment, and $1.0 million within our Networking Platforms segment.
Nine months ended July 31, 2021 as compared to the nine months ended August 1, 2020
•Americas revenue decreased by $160.8 million, primarily reflecting a sales decrease of $184.1 million within our Networking Platforms segment, which was partially offset by sales increases of $10.1 million within our Blue Planet Automation Software and Services segment, $7.8 million within our Global Services segment and $5.4 million within our Platform Software and Services segment. Our Networking Platforms segment revenue decrease reflects product line sales decreases of $169.7 million of Converged Packet Optical products and $14.4 million of Routing and Switching products. Our Converged Packet Optical revenue decrease primarily reflects sales decreases of $134.9 million of our 6500 Packet-Optical Platform and $33.3 million of our Waveserver® products, partially offset by a sales increase of $28.4 million of our 6500 RLS products. Our 6500 Packet-Optical Platform revenue decrease primarily reflects decreased sales to communications service providers.
•EMEA revenue increased by $65.8 million, reflecting increases of $35.3 million within our Networking Platforms segment, $15.4 million within our Global Services segment, $7.6 million within our Platform Software and Services segment and $7.4 million within our Blue Planet Automation Software and Services segment. These sales increases were primarily due to increased sales to Web-scale providers in the Netherlands and communications service providers in France.
•APAC revenue decreased by $29.5 million, primarily reflecting decreases of $34.5 million within our Networking Platforms segment and $1.8 million within our Blue Planet Automation Software and Services segment. These decreases were partially offset by a sales increase of $7.2 million within our Platform Software and Services segment. Our Networking Platforms segment revenue decrease primarily reflects a decrease of $45.8 million in sales of our 6500 Packet-Optical Platform to communications service providers in Japan, partially offset by an increase of $14.4 million in sales of our Waveserver® products, primarily to communications service providers and submarine network operators.

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

For the third quarter of fiscal 2021, and first nine months of fiscal 2021, we recorded CEWS benefits of $0.1 million, net of certain fees, and $7.0 million, net of certain fees, respectively, related to the particular line item within cost of goods sold in our Condensed Consolidated Statement of Operations to which the activity relates. For further information relating to our receipt of amounts under the CEWS program, see Note 4 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report. The tables below set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	July 31, 2021	August 1, 2020	%*	July 31, 2021	August 1, 2020	%*
Total revenue	$988,141	$976,712	1.2%	$2,579,198	$2,703,677	(4.6)%
Total cost of goods sold	513,591	512,031	0.3%	1,334,338	1,455,135	(8.3)%
Gross profit	$474,550	$464,681	2.1%	$1,244,860	$1,248,542	(0.3)%
%**	48.0%	47.6%		48.3%	46.2%
_____________________________________
*    Denotes % change from 2020 to 2021
**     Denotes % of Total Revenue

	Quarter Ended			Nine Months Ended
	July 31, 2021	August 1, 2020	%*	July 31, 2021	August 1, 2020	%*
Product revenue	$804,414	$819,022	(1.8)%	$2,071,677	$2,246,129	(7.8)%
Product cost of goods sold	420,236	436,227	(3.7)%	1,074,935	1,230,378	(12.6)%
Product gross profit	$384,178	$382,795	0.4%	$996,742	$1,015,751	(1.9)%
%**	47.8%	46.7%		48.1%	45.2%
_____________________________________
*    Denotes % change from 2020 to 2021
**     Denotes % of Product Revenue

	Quarter Ended			Nine Months Ended
	July 31, 2021	August 1, 2020	%*	July 31, 2021	August 1, 2020	%*
Service revenue	$183,727	$157,690	16.5%	$507,521	$457,548	10.9%
Service cost of goods sold	93,355	75,804	23.2%	259,403	224,757	15.4%
Service gross profit	$90,372	$81,886	10.4%	$248,118	$232,791	6.6%
% **	49.2%	51.9%		48.9%	50.9%
_____________________________________
*    Denotes % change from 2020 to 2021
**     Denotes % of Service Revenue

Quarter ended July 31, 2021 as compared to the quarter ended August 1, 2020
•Gross profit increased by $9.9 million. Gross profit as a percentage of total revenue (“gross margin”) increased by 40 basis points. Our gross margin benefited slightly from a favorable mix of customers and products. Due to the impact of COVID-19 and related restrictions on sales and marketing activities described in “Overview” above, we continue to see a higher proportion of our revenue consisting of sales of existing technology offerings deployed in the networks of existing customers, as compared to sales to new customers, early stage network deployments for recent design wins, or the introduction of new platforms, which tend to carry lower margins. We expect our gross margins to reduce from these elevated short-term levels as the adverse impact of the pandemic on new business lessens and our overall revenue resumes a more typical composition of revenue from existing and new business. Moreover, consistent with the discussion in “Overview” above, we expect the current market shortage for semiconductor components and constrained supply environment to continue during our fourth quarter of fiscal 2021 and at least through the first half of fiscal 2022. These conditions, and our attempts to mitigate their impact on our business, are expected to adversely impact our costs of goods sold on products and ability to continue to reduce the cost to produce our products consistent with prior periods.
•Gross profit on products increased by $1.4 million. Gross profit on products as a percentage of product revenue (“product gross margin”) increased by 110 basis points, primarily due to a favorable mix of customer and products and product cost reductions, partially offset by market-based price compression we encountered during the period.
•Gross profit on services increased by $8.5 million. Gross profit as a percentage of services revenue (“services gross margin”) decreased by 270 basis points, primarily due to higher provisions associated with our annual cash incentive compensation plan.
Nine months ended July 31, 2021 as compared to the nine months ended August 1, 2020
•Gross profit decreased by $3.7 million, largely due to lower revenues. Gross margin increased by 210 basis points, as our gross margin benefited significantly from product cost reductions and a $7.0 million benefit from the CEWS program, partially offset by market-based price compression we encountered during the period and a reduction in our services gross margin.
•Gross profit on products decreased by $19.0 million. Product gross margin increased by 290 basis points, primarily due to product cost reductions, a favorable mix of customers and product lines as described above and a $4.3 million benefit from the CEWS program, partially offset by market-based price compression we encountered during the period.
•Gross profit on services increased by $15.3 million. Services gross margin decreased by 200 basis points, primarily due to lower installation and deployment margins. The lower margins on installation and deployment services were primarily due to certain customer site readiness delays that caused cost inefficiencies and higher provisions associated with our annual cash incentive compensation plan. These lower margins were partially offset by a $2.7 million benefit from the CEWS program.

Operating Expense
Currency Fluctuations
Approximately 51.6% and 48.9% of our operating expense was non-U.S. Dollar-denominated during the third quarter and first nine months of fiscal 2021, respectively, including expenses in Canadian Dollars, Indian Rupees and British Pounds. During the third quarter of fiscal 2021, as compared to the third quarter of fiscal 2020, and the first nine months of fiscal 2021, as compared to the first nine months of fiscal 2020, the U.S. Dollar fluctuated against these currencies. Consequently, our operating expense reported in U.S. Dollars slightly increased by approximately $8.3 million, or 2.0%, and $13.1 million, or 1.3%, respectively.
CEWS Program Benefits
In the third quarter of fiscal 2021, and the first nine months of fiscal 2021, we recorded CEWS benefits of $0.7 million, net of certain fees and $34.3 million, net of certain fees, respectively, related to the particular line item within operating expense in our Condensed Consolidated Statement of Operations to which the activity relates. For further information relating to our receipt of amounts under the CEWS program, see Note 4 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
The component elements that comprise each of our operating expense categories in the table below are set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2020 Annual Report. The table below sets forth the changes in operating expense for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	July 31, 2021	August 1, 2020	%*	July 31, 2021	August 1, 2020	%*
Research and development	$146,225	$130,221	12.3%	$389,212	$392,651	(0.9)%
%**	14.8%	13.3%		15.1%	14.5%
Selling and marketing	114,924	94,763	21.3%	322,589	303,043	6.4%
%**	11.6%	9.7%		12.5%	11.2%
General and administrative	48,863	41,635	17.4%	132,491	126,133	5.0%
%**	4.9%	4.3%		5.1%	4.7%
Significant asset impairments and restructuring costs	9,789	6,515	50.3%	23,865	14,798	61.3%
%**	1.0%	0.7%		0.9%	0.5%
Amortization of intangible assets	5,967	5,840	2.2%	17,896	17,532	2.1%
%**	0.6%	0.6%		0.7%	0.6%
Acquisition and integration costs (recoveries)	259	(2,329)	(111.1)%	860	904	(4.9)%
%**	—%	(0.2)%		—%	—%
Total operating expenses	$326,027	$276,645	17.9%	$886,913	$855,061	3.7%
%**	33.0%	28.4%		34.4%	31.5%
_____________________________________
*    Denotes % change from 2020 to 2021
**     Denotes % of Total Revenue

Quarter ended July 31, 2021 as compared to the quarter ended August 1, 2020
•Research and development expense was adversely affected by $4.8 million as a result of foreign exchange rates, primarily due to fluctuations in the U.S. Dollar in relation to the Canadian Dollar. Including the effect of foreign exchange rates, net of hedging, research and development expense increased by $16.0 million. This primarily reflects an increase in employee headcount and related compensation costs, and higher provisions associated with our annual cash incentive compensation plan, partially offset by a decrease in professional services.
•Selling and marketing expense was adversely affected by $2.8 million as a result of foreign exchange rates, primarily due to fluctuations in the U.S. Dollar in relation to the Euro and Canadian Dollar. Including the effect of foreign exchange rates, sales and marketing expenses increased by $20.2 million. This increase primarily reflects an increase in employee related compensation costs due to higher commission expense and higher provisions associated with our annual cash incentive compensation plan.
•General and administrative expense increased by $7.2 million, primarily as a result of higher provisions associated with our annual cash incentive compensation plan, partially offset by decreased bad debt expense.
•Significant asset impairments and restructuring costs reflects actions we have taken to redesign certain business processes and better align our global workforce and facilities as part of a business optimization strategy to improve gross margin and constrain operating expense.
•Amortization of intangible assets remained relatively unchanged.
•Acquisition and integration costs (recoveries) primarily reflects reduced acquisition compensation and recoveries of acquisition consideration associated with a three-year earn-out arrangement in the third quarter of fiscal 2020 related to the acquisition of DonRiver Holdings, LLC (“Don River”) in fiscal 2018.
Nine months ended July 31, 2021 as compared to the nine months ended August 1, 2020
•Research and development expense was adversely affected by $5.3 million as a result of foreign exchange rates, net of hedging, primarily due to fluctuations in the U.S. Dollar in relation to the Canadian Dollar. Including the effect of foreign exchange rates, net of hedging, research and development expenses decreased by $3.4 million. This decrease primarily reflects $29.5 million received from the CEWS program and decreases in professional services, partially offset by higher provisions associated with our annual cash incentive compensation plan.
•Selling and marketing expense was adversely affected by $6.4 million as a result of foreign exchange rates, primarily due to fluctuations in the U.S. Dollar in relation to the Euro, Canadian Dollar and Australian Dollar. Including the

effect of foreign exchange rates, sales and marketing expense increased by $19.5 million. This increase primarily reflects an increase in compensation costs, partially offset by decreases in travel and entertainment costs due to restrictions on travel as a result of COVID-19, and $2.6 million received from the CEWS program.
•General and administrative expense was adversely affected by $1.5 million as a result of foreign exchange rates, primarily due to a weaker U.S. Dollar in relation to the Euro and the Canadian Dollar. Including the effect of foreign exchange rates, general and administrative expenses increased by $6.4 million. This increase primarily reflects higher provisions associated with our annual cash incentive compensation plan and legal fees, partially offset by reduced bad debt expense.
•Significant asset impairments and restructuring costs reflects actions we have taken to redesign certain business processes and better align our global workforce and facilities as part of a business optimization strategy to improve gross margin and constrain operating expense.
•Amortization of intangible assets remained relatively unchanged.
•Acquisition and integration costs (recoveries) primarily reflects reduced acquisition compensation and recoveries of acquisition consideration associated with a three-year earn-out arrangement in the third quarter of fiscal 2020 related to the acquisition of DonRiver in fiscal 2018, and other fees related to the acquisition of Centina Systems, Inc. in the first quarter of fiscal 2020.
Other Items
The table below sets forth the changes in other items for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	July 31, 2021	August 1, 2020	%*	July 31, 2021	August 1, 2020	%*
Interest and other income (loss), net	$795	$232	242.7%	$(1,600)	$1,213	(231.9)%
%**	0.1%	—%		(0.1)%	—%
Interest expense	$7,776	$7,251	7.2%	$22,921	$23,926	(4.2)%
%**	0.8%	0.7%		0.9%	0.9%
Loss on extinguishment and modification of debt	$—	$—	—%	$—	$646	(100.0)%
%**	—%	—%		—%	—%
Provision (benefit) for income taxes	$(96,690)	$38,750	(349.5)%	$(63,271)	$73,872	(185.6)%
%**	(9.8)%	4.0%		(2.5)%	2.7%
_____________________________________
*    Denotes % change from 2020 to 2021
**     Denotes % of Total Revenue

Quarter ended July 31, 2021 as compared to the quarter ended August 1, 2020
•Interest and other income (loss), net remained relatively unchanged.
•Interest expense remained relatively unchanged.
•Provision (benefit) for income taxes decreased by $135.4 million, primarily due to the $124.2 million tax benefit associated with recording a deferred tax asset in the third quarter of fiscal 2021. The effective tax rate for the third quarter of 2021 was lower as compared to the third quarter of fiscal 2020, primarily due to the tax benefit associated with recording a deferred tax asset. For further discussion, see Note 7 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
Nine months ended July 31, 2021 as compared to the nine months ended August 1, 2020
•Interest and other income (loss), net decreased by $2.8 million, primarily reflecting lower interest income due to reduced interest rates on our investments partially offset by the impact of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity.
•Interest expense decreased by $1.0 million, primarily due to a reduction of LIBOR rates impacting our new senior secured term loan, entered into on January 23, 2020, in an aggregate principal amount of $693.0 million and maturing on September 28, 2025 (the “2025 Term Loan”).

•Loss on extinguishment and modification of debt reflects the refinance of our 2025 Term Loan in the first quarter of fiscal 2020.
•Provision for income taxes decreased by $137.1 million, primarily due to the $124.2 million tax benefit associated with recording a deferred tax asset for the first nine months of fiscal 2021. The effective tax rate for the first nine months of fiscal 2021 was lower as compared to the first nine months of fiscal 2020, primarily due to the tax benefit associated with recording a deferred tax asset. For further discussion, see Note 7 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Segment Profit (Loss)

The table below sets forth the changes in our segment profit (loss) for the respective periods (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	July 31, 2021	August 1, 2020	%*	July 31, 2021	August 1, 2020	%*
Segment profit (loss):
Networking Platforms	$244,535	$262,801	(7.0)%	$612,378	$642,057	(4.6)%
Platform Software and Services	$31,526	$24,299	29.7%	$95,692	$74,918	27.7%
Blue Planet Automation Software and Services	$(3,243)	$(5,316)	39.0%	$11	$(12,828)	100.1%
Global Services	$55,507	$52,676	5.4%	$147,567	$151,744	(2.8)%
_____________________________________
*    Denotes % change from 2020 to 2021

Segment profit (loss) includes CEWS benefits of $0.7 million in the third quarter of fiscal 2021 and $36.5 million in the first nine months of fiscal 2021, net of certain fees. For further discussion of benefits from the CEWS program, see Note 4 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Quarter ended July 31, 2021 as compared to the quarter ended August 1, 2020

•Networking Platforms segment profit decreased by $18.3 million, primarily due to lower sales volume as described above and higher research and development costs, partially offset by improved gross margin.
•Platform Software and Services segment profit increased by $7.2 million, primarily due to higher sales volume, partially offset by higher research and development costs.
•Blue Planet Automation Software and Services segment loss decreased by $2.1 million, primarily due to higher sales volume and higher gross margin on software platform sales, partially offset by lower gross margin on software-related services.
•Global Services segment profit increased by $2.8 million, primarily due higher sales volume, partially offset by reduced gross margin, as described above.

Nine months ended July 31, 2021 as compared to the nine months ended August 1, 2020

•Networking Platforms segment profit decreased by $29.7 million, primarily due to lower sales volume as described above, partially offset by a CEWS benefit of $30.4 million and improved gross margin.
•Platform Software and Services segment profit increased by $20.8 million, primarily due to higher sales volume, a CEWS benefit of $2.6 million, and improved gross margin as described above.
•Blue Planet Automation Software and Services segment profit increased by $12.8 million, primarily due to higher sales volume, higher gross margin on software platform sales, and a CEWS benefit of $1.2 million, partially offset by lower gross margin on software-related services.
•Global Services segment profit decreased by $4.2 million, primarily due to reduced gross margin as described above, partially offset by higher sales volume and a CEWS benefit of $2.3 million.

Liquidity and Capital Resources
Overview. For the nine months ended July 31, 2021, we generated $286.8 million of cash in operating activities, which included $40.1 million of cash from a CEWS benefit. Our net income (adjusted for non-cash charges) of $451.9 million exceeded our working capital requirements of $165.1 million. For additional details, see “Cash Provided By Operating Activities” below. For further information relating to our receipt of amounts under the CEWS program, see Note 4 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
Cash, cash equivalents and investments increased by $151.8 million during the first nine months of fiscal 2021. The cash from operations above was partially offset by the following items: (i) cash used to fund our investing activities for capital expenditures totaling $67.3 million; (ii) cash used for stock repurchases under our stock repurchase program of $64.6 million; and (iii) stock repurchases on vesting of our stock unit awards to employees relating to tax withholding of $36.5 million. Proceeds from the issuance of equity under our employee stock purchase plan provided $28.3 million in cash during the nine months ended July 31, 2021.
The following table sets forth changes in our cash and cash equivalents and investments in marketable debt securities for the respective periods (in thousands):

	July 31, 2021	October 31, 2020	Increase (decrease)
Cash and cash equivalents	$1,230,441	$1,088,624	$141,817
Short-term investments in marketable debt securities	182,010	150,667	31,343
Long-term investments in marketable debt securities	60,888	82,226	(21,338)
Total cash and cash equivalents and investments in marketable debt securities	$1,473,339	$1,321,517	$151,822

Principal Sources of Liquidity. Our principal sources of liquidity on hand include our cash, cash equivalents and investments, which as of July 31, 2021 totaled $1.5 billion, as well as the senior secured asset-backed revolving credit facility to which we and certain of our subsidiaries are parties (the “ABL Credit Facility”). The ABL Credit Facility provides for a total commitment of $300.0 million with a maturity date of October 28, 2024. We principally use the ABL Credit Facility to support the issuance of letters of credit that arise in the ordinary course of our business and thereby to reduce our use of cash required to collateralize these instruments. As of July 31, 2021, letters of credit totaling $84.6 million were collateralized by our ABL Credit Facility. There were no borrowings outstanding under the ABL Credit Facility as of July 31, 2021.
Foreign Liquidity. Cash, cash equivalents, and short-term investments held by our foreign subsidiaries was $254.9 million as of July 31, 2021. We intend to reinvest our foreign earnings indefinitely. If we were to repatriate the accumulated historical foreign earnings, the estimated amount of unrecognized deferred income tax liability related to foreign withholding taxes would be approximately $26.0 million.
Stock Repurchase Authorization. On December 13, 2018, we announced that the Board of Directors authorized a program to repurchase up to $500.0 million of our common stock. After temporarily suspending repurchases of our common stock during fiscal 2020, we reinstituted our stock repurchase program in the first quarter of 2021. We repurchased $65.4 million under this program during the first nine months of fiscal 2021, and had $210.0 million remaining under the current authorization as of July 31, 2021. The amount and timing of repurchases are subject to a variety of factors including liquidity, cash flow, stock price and general business and market conditions. The program may be reinstated, modified, suspended, or discontinued at any time.
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
Cash Provided By Operating Activities

The following sections set forth the components of our $286.8 million of cash provided by operating activities during the first nine months of fiscal 2021:
Net income (adjusted for non-cash charges)
The following table sets forth our net income (adjusted for non-cash charges) during the period (in thousands):

Nine Months Ended
July 31, 2021
Net income	$396,697
Adjustments for non-cash charges:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	71,918
Share-based compensation costs	62,970
Amortization of intangible assets	27,341
Provision for inventory excess and obsolescence	13,460
Provision for warranty	12,726
Deferred taxes	(139,543)
Other	6,350
Net income (adjusted for non-cash charges)	$451,919

Working Capital
We used $165.1 million of cash for working capital during the period. The following table sets forth the major components of the cash used in working capital (in thousands):

Nine Months Ended
July 31, 2021
Cash used in accounts receivable	$(163,149)
Cash used in inventories	(38,821)
Cash used in prepaid expenses and other	(17,272)
Cash provided by accounts payable, accruals and other obligations	31,388
Cash provided by deferred revenue	24,969
Cash used in operating lease assets and liabilities, net	(2,278)
Total cash used for working capital	$(165,163)

As compared to the end of fiscal 2020:

•The $163.1 million cash used in accounts receivable during the first nine months of fiscal 2021 reflects increased sales volume at the end of the third quarter of fiscal 2021;
•The $38.8 million of cash used in inventories during the first nine months of fiscal 2021 primarily reflects increases in raw materials inventory related to the steps we are taking to mitigate the impact of current supply chain constraints and the global market shortage of semiconductor parts described in “Overview” above;
•The $17.3 million of cash used in prepaid expense and other during the first nine months of fiscal 2021 primarily reflects increases in contract assets and increases in foreign currency forward contracts;
•The $31.4 million of cash provided by accounts payable, accruals and other obligations during the first nine months of fiscal 2021 primarily reflects higher provisions under our annual cash incentive compensation plan, and increased income taxes payable;
•The $25.0 million of cash provided by deferred revenue during the first nine months of fiscal 2021 represents an increase in advanced payments received from customers prior to revenue recognition; and

•The $2.3 million of cash used in operating lease assets and liabilities, net, during the first nine months of fiscal 2021 represents cash paid for operating lease payments in excess of operating lease costs. For more details, see Note 15 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
Our days sales outstanding (“DSOs”) for the first nine months of fiscal 2021 were 102 days, and our inventory turns for the first nine months of fiscal 2021 were 3.9. The calculation of DSOs includes accounts receivables, net and contract assets for unbilled receivables, net included in prepaid expenses and other.
Cash Paid for Interest
The following table sets forth the cash paid for interest during the period (in thousands):

Nine Months Ended
July 31, 2021
Term Loan due September 28, 2025(1)	$9,754
Interest rate swaps(2)	7,520
ABL Credit Facility(3)	1,447
Finance leases	3,671
Cash paid during period	$22,392

(1) Interest on the 2025 Term Loan is payable periodically based on the interest period selected for borrowing. The 2025 Term Loan bears interest at LIBOR for the chosen borrowing period plus a spread of 1.75% subject to a minimum LIBOR rate of 0.00%. At the end of the third quarter of fiscal 2021, the interest rate on the 2025 Term Loan was 1.83%.
(2) The interest rate swaps fix the LIBOR rate for $350.0 million of the 2025 Term Loan at 2.957% through September 2023.
(3) During the first nine months of fiscal 2021, we utilized the ABL Credit Facility to collateralize certain standby letters of credit and paid $1.4 million in commitment fees, interest expense and other administrative charges relating to the ABL Credit Facility.

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

Quarterly, we perform an analysis to determine the likelihood of realizing our deferred tax assets and whether sufficient evidence exists to support reversal of all or a portion of the valuation allowance. The valuation allowance balances at July 31, 2021 and October 31, 2020 were $159.2 million and $151.4 million, respectively. The corresponding net deferred tax assets were $784.7 million and $647.8 million, respectively. We will continue to evaluate future financial performance to determine whether such performance is both sustained and significant enough to provide sufficient evidence to support reversal of all or a portion of the remaining valuation allowance. The value of our net deferred tax asset may be subject to change in the future, depending on our generation or projections of future taxable income, as well as changes in tax policy or our tax planning strategy.

In the third quarter of fiscal 2021, we completed an internal transfer of certain of our non-U.S. intangible assets, which created amortizable tax basis resulting in the discrete recognition of a $124.2 million deferred tax asset with a corresponding tax benefit. The recognition of the deferred tax asset from the internal transfer of the non-U.S. intangible assets requires management to make significant estimates and assumptions to determine the fair value of the intangible assets transferred and judgments concerning the jurisdiction where the deferred tax asset will be recovered. Critical estimates in valuing the intangible assets include, but are not limited to, internal revenue and expense forecasts, the estimated life of the intangible assets, and discount rates, which are affected by expectations about future market or economic conditions. Although we believe the assumptions and estimates we have made are reasonable and appropriate, they are based, in part, on historical experience and are inherently uncertain. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results. For further discussion, see Note 7 to our Condensed Consolidated Financial Statements included in Item I of Part I of this report.

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

Our reliance on third-party component suppliers, including sole and limited source suppliers, exposes our business to additional risk and could limit our sales, increase our costs and harm our customer relationships. Challenges relating to current supply chain constraints, including semiconductor components, could adversely impact our growth, gross margins and financial results.
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

The loss of a source of supply, or lack of sufficient availability of key components, could require that we locate an alternate source or redesign our products, either of which could result in business interruption and increased costs. Increases in market demand or scarcity of raw materials or components have resulted, and may in the future result, in shortages in availability of important components for our solutions, supply allocation challenges, deployment delays and increased cost, lead times and delivery cycle timelines. There are a number of significant technology trends or developments underway or emerging – including the Internet of Things, autonomous vehicles, and advances in mobile communications such as the emergence of 5G – that have previously resulted in, and can be expected in the future to result in, increased market demand for key raw materials or components upon which we rely.

By way of example, due to increased demand across a range of industries, the global supply chain for certain raw materials and components, including the semiconductor components used in most of our products, has experienced significant strain in recent periods. This constrained supply environment has adversely affected, and could further affect, availability, lead times and cost of components. These conditions have impacted lead times for our products, and could impact our ability to meet customer demand where we cannot timely secure supply of these components. In an effort to mitigate these risks, in some cases, we have incurred higher costs to secure available inventory, or have extended or placed non-cancellable purchase commitments with semiconductor suppliers, which introduces inventory risk if our forecasts and assumptions prove inaccurate. Despite our attempts to mitigate the impact on our business, these constrained supply conditions are expected to adversely impact our costs of goods sold, including our ability to continue to reduce the cost to produce our products in a manner consistent with prior periods. In addition, some suppliers have indicated that as a result of current shortages they intend to cease manufacture of certain components used in our products. These supply chain constraints and their related challenges, which are expected to persist through at least the first half of fiscal 2022, could result in shortages, increased material costs or use of cash, engineering design changes, and delays in new product introductions, each of which could adversely impact our growth, gross margin, and financial results.

These conditions and other industry, market and regulatory disruptions and challenges affecting our suppliers could expose our business to increased costs, loss or lack of supply, or discontinuation of components, lost revenue, increased lead times and deployment delays that could harm our business, results of operations and customer relationships.

The resurgence of COVID-19 in countries where we or our supply chain partners have operations could have a material adverse effect on our business, results of operations and financial condition.

New and potentially more contagious variants of the COVID-19 virus are developing in several countries, including regions in which we have significant operations. We operate a large research and development facility in Gurgaon, India and have significant headcount there across a range of functions, including research and development, information technology, finance and accounting, and operations. In March 2021, a new, serious outbreak of COVID-19 began affecting India, which led to a significant spike in illness and death rates and put a significant strain on the healthcare infrastructure in India. We experienced higher than normal levels of employee absenteeism due to illness or employees caring for family members. In addition, the Indian government reinstated lockdowns and other restrictions, limiting in certain cases the movement of our employees. COVID-19 variants continue to impact other countries, including the United States. If there is any further deterioration of the situation in countries where we operate or if the current situation persists for an extended period, our employees and operations could be significantly impacted. The business continuity procedures we have implemented across a range of functions may not be sufficient and the resurgence of COVID-19 in countries where we or our supply chain partners have operations could have a material adverse effect on our business, results of operations and financial condition.

Data security breaches and cyber-attacks could compromise our intellectual property or other sensitive information and cause significant damage to our business and reputation.

In the ordinary course of our business, we maintain on our network systems, and on the networks of our third-party providers, certain information that is confidential, proprietary or otherwise sensitive in nature. This information includes intellectual property, financial information and confidential business information relating to us and our customers, suppliers and other business partners. Companies in the technology industry have been increasingly subjected to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access to networks or sensitive information. Our network systems and storage and other business applications, and the systems and storage and other business applications maintained by our third-party providers, have been in the past, and may be in the future, subjected to attempts to gain unauthorized access, breach, malfeasance or other system disruptions. In some cases, it is difficult to anticipate or to detect immediately such incidents and the damage caused thereby. If an actual or perceived breach of security occurs in our network or any of our third-party providers’ networks, we could incur significant costs and our reputation could be harmed. In addition, the internet has experienced an increase in cyber threats during the COVID-19 pandemic in the form of phishing emails, malware attachments and malicious websites.

While we work to safeguard our internal network systems and validate the security of our third-party providers to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions will be sufficient to prevent future cyber-attacks or security breaches. We have been subjected in the past, and expect to be subjected in the future, to a range of incidents including phishing, emails purporting to come from a company executive or vendor seeking payment requests, and communications from look-alike corporate domains, as well as security-related risks created by the use of third party software and services. For example, in December 2020 we learned that SolarWinds, an information technology company, was the subject of a cyberattack that created potential security vulnerabilities for its customers, including Ciena. We believe that none of our products, software or research and development environments were accessed as a result of the SolarWinds attack; however, other similar attacks could have a material adverse impact on our systems and operations. While these types of incidents to which we have been subjected have not had a material effect on our business or our network security to date, future incidents involving access to or improper use of our systems, networks or products could compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations. These security events could also negatively impact our reputation and our competitive position and could result in litigation with third parties, regulatory action, loss of business, potential liability and increased remediation costs, any of which could have a material adverse effect on our financial condition and results of operations.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law and introduced significant changes to U.S. federal corporate tax law. These changes include a reduction to the federal corporate income tax rate, the current taxation of certain foreign earnings, the imposition of base-erosion prevention measures which may limit the deductions relating to certain intercompany transactions, and possible limitations on the deductibility of net interest expense or corporate debt obligations. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates that are based on then current interpretations of the Tax Act and could be affected by changing interpretations of the Tax Act, as well as additional legislation and guidance around the Tax Act. Any refinements to tax estimates are difficult to predict and could impact our financial results. In April 2021, President Joseph R. Biden released the Made in America Tax Plan, which includes significant modifications to key provisions of the existing U.S. corporate income tax regime, including an increased tax rate, promotion of a global minimum tax and other changes that address taxes on profits from intangible assets and activities of foreign subsidiaries. In June 2021, finance leaders of the Group of Seven countries agreed to back a new global minimum tax rate that would apply regardless of headquarters location or physical presence. In August 2021, the Senate Finance Committee released draft legislation that would overhaul the international tax provisions of the Tax Act and address taxes on profits from intangible assets and activities of foreign subsidiaries. Although it is uncertain if some or all of these proposals will be enacted, a significant change in U.S. tax law, or that of other countries where we operate or have a presence, may materially and adversely impact our income tax liability, provision for income taxes, effective tax rate and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides a summary of repurchases of our common stock during the third quarter of fiscal 2021:

Period	Total Number of Shares Purchase (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
May 2, 2021 to May 29, 2021	167,480	$52.26	167,480	$227,238
May 30, 2021 to June 26, 2021	131,482	$57.82	131,482	$219,636
June 27, 2021 to July 31, 2021	169,402	$56.69	169,402	$210,033
	468,364	$55.42	468,364

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

Ciena Corporation
Date:	September 8, 2021	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	September 8, 2021	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)