Form 10-Q
period 2022-01-29
CIENA CORP
filed 2022-03-09
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 29, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 4, 2022
Common Stock, par value $0.01 per share	152,126,441

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended
	January 29,	January 30,
	2022	2021
Revenue:
Products	$665,007	$597,220
Services	179,436	159,910
Total revenue	844,443	757,130
Cost of goods sold:
Products	372,565	315,098
Services	87,691	84,141
Total cost of goods sold	460,256	399,239
Gross profit	384,187	357,891
Operating expenses:
Research and development	148,409	132,741
Selling and marketing	118,881	97,278
General and administrative	44,498	39,993
Significant asset impairments and restructuring costs	3,409	5,867
Amortization of intangible assets	8,918	5,910
Acquisition and integration costs	68	307
Total operating expenses	324,183	282,096
Income from operations	60,004	75,795
Interest and other income (loss), net	3,686	(1,121)
Interest expense	(8,648)	(7,360)
Income before income taxes	55,042	67,314
Provision for income taxes	9,219	11,966
Net income	$45,823	$55,348
Basic net income per common share	$0.30	$0.36
Diluted net income per potential common share	$0.29	$0.35
Weighted average basic common shares outstanding	154,151	155,174
Weighted average dilutive potential common shares outstanding	155,807	156,583

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Quarter Ended
	January 29,	January 30,
	2022	2021
Net income	$45,823	$55,348
Change in unrealized loss on available-for-sale securities, net of tax	(774)	(49)
Change in unrealized gain (loss) on foreign currency forward contracts, net of tax	(5,339)	6,617
Change in unrealized gain on forward starting interest rate swaps, net of tax	3,926	1,382
Change in cumulative translation adjustments	(13,157)	15,861
Other comprehensive gain (loss)	(15,344)	23,811
Total comprehensive income	$30,479	$79,159

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	January 29, 2022	October 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,118,636	$1,422,546
Short-term investments	460,368	181,483
Accounts receivable, net of allowance for credit losses of $9.4 million and $10.9 million as of January 29, 2022 and October 30, 2021, respectively.	795,247	884,958
Inventories, net	457,604	374,265
Prepaid expenses and other	332,259	325,654
Total current assets	3,164,114	3,188,906
Long-term investments	88,640	70,038
Equipment, building, furniture and fixtures, net	276,120	284,968
Operating right-of-use assets	43,340	44,285
Goodwill	322,822	311,645
Other intangible assets, net	101,026	65,314
Deferred tax asset, net	799,593	800,180
Other long-term assets	104,707	99,891
Total assets	$4,900,362	$4,865,227
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$310,107	$356,176
Accrued liabilities and other short-term obligations	299,408	409,285
Deferred revenue	124,956	118,007
Operating lease liabilities	18,927	18,632
Current portion of long-term debt	6,930	6,930
Total current liabilities	760,328	909,030
Long-term deferred revenue	60,670	57,457
Other long-term obligations	159,942	166,803
Long-term operating lease liabilities	39,369	41,564
Long-term debt, net	1,065,263	670,355
Total liabilities	$2,085,572	$1,845,209
Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 152,990,723 and 154,858,981 shares issued and outstanding	1,530	1,549
Additional paid-in capital	6,567,474	6,803,162
Accumulated other comprehensive income (loss)	(14,905)	439
Accumulated deficit	(3,739,309)	(3,785,132)
Total stockholders’ equity	2,814,790	3,020,018
Total liabilities and stockholders’ equity	$4,900,362	$4,865,227

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended
	January 29,	January 30,
	2022	2021
Cash flows used in operating activities:
Net income	$45,823	$55,348
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	23,653	23,188
Share-based compensation expense	24,297	18,964
Amortization of intangible assets	12,230	9,642
Deferred taxes	(766)	(905)
Provision for inventory excess and obsolescence	3,799	5,905
Provision for warranty	2,817	3,239
Other	(8,615)	4,277
Changes in assets and liabilities:
Accounts receivable	87,223	18,862
Inventories	(87,178)	(51,020)
Prepaid expenses and other	(14,134)	(13,835)
Operating right-of-use assets	4,120	4,103
Accounts payable, accruals and other obligations	(152,981)	(112,170)
Deferred revenue	10,417	31,917
Short- and long-term operating lease liabilities	(5,116)	(4,834)
Net cash used in operating activities	(54,411)	(7,319)
Cash flows used in investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(25,804)	(20,868)
Purchase of available-for-sale securities	(350,465)	(71,756)
Proceeds from maturities of available-for-sale securities	50,000	51,266
Settlement of foreign currency forward contracts, net	1,346	2,357
Proceeds from sale of cost method equity investment	—	4,678
Acquisition of business, net of cash acquired	(56,036)	—
Net cash used in investing activities	(380,959)	(34,323)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of senior notes	400,000	—
Payment of long-term debt	—	(1,732)
Payment of debt issuance costs	(4,506)	—
Payment of finance lease obligations	(771)	(702)
Shares repurchased for tax withholdings on vesting of stock unit awards	(25,150)	(19,242)
Repurchases of common stock - repurchase program	(250,000)	(12,406)
Proceeds from issuance of common stock	15,146	13,447
Net cash provided by (used in) financing activities	134,719	(20,635)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,259)	2,879
Net decrease in cash, cash equivalents and restricted cash	(303,910)	(59,398)
Cash, cash equivalents and restricted cash at beginning of period	1,422,604	1,088,708
Cash, cash equivalents and restricted cash at end of period	$1,118,694	$1,029,310
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$7,670	$7,566
Cash paid during the period for income taxes, net	$6,112	$8,798
Operating lease payments	$5,480	$5,387
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$2,972	$5,935
Repurchase of common stock in accrued liabilities from repurchase program	$—	$800
Operating right-of-use assets subject to lease liability	$3,376	$555
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at October 30, 2021	154,858,981	$1,549	$6,803,162	$439	$(3,785,132)	$3,020,018
Net income	—	—	—	—	45,823	45,823
Other comprehensive loss	—	—	—	(15,344)	—	(15,344)
Repurchase of common stock - repurchase program	(2,698,327)	(27)	(249,973)	—	—	(250,000)
Issuance of shares from employee equity plans	1,169,006	11	15,135	—	—	15,146
Share-based compensation expense	—	—	24,297	—	—	24,297
Shares repurchased for tax withholdings on vesting of stock unit awards	(338,937)	(3)	(25,147)	—	—	(25,150)
Balance at January 29, 2022	152,990,723	$1,530	$6,567,474	$(14,905)	$(3,739,309)	$2,814,790

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at October 31, 2020	154,563,005	$1,546	$6,826,531	$(35,358)	$(4,283,122)	$2,509,597
Net income	—	—	—	—	55,348	55,348
Other comprehensive income	—	—	—	23,811	—	23,811
Repurchase of common stock - repurchase program	(251,578)	(3)	(13,203)	—	—	(13,206)
Issuance of shares from employee equity plans	1,252,120	12	13,435	—	—	13,447
Share-based compensation expense	—	—	18,964	—	—	18,964
Shares repurchased for tax withholdings on vesting of stock unit awards	(375,602)	(3)	(19,239)	—	—	(19,242)
Effect of adoption of new accounting standard	—	—	—	—	(2,206)	(2,206)
Balance at January 30, 2021	155,187,945	$1,552	$6,826,488	$(11,547)	$(4,229,980)	$2,586,513

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
In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments that Ciena considers necessary for the fair statement of the results of operations of Ciena for the interim periods covered and of the financial position of Ciena at the date of the interim balance sheets. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The Condensed Consolidated Balance Sheet as of October 30, 2021 was derived from audited financial statements, but does not include all disclosures required by GAAP. However, Ciena believes that the disclosures are adequate to understand the information presented herein. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with Ciena’s audited consolidated financial statements and the notes thereto included in Ciena’s annual report on Form 10-K for fiscal 2021 (the “2021 Annual Report”).
Ciena has a 52 or 53-week fiscal year, with quarters ending on the Saturday nearest to the last day of January, April, July and October, respectively, of each year. Fiscal 2022 and 2021 are 52-week fiscal years.

(2) SIGNIFICANT ACCOUNTING POLICIES
Except for the changes in certain policies described below, there have been no material changes to Ciena’s significant accounting policies, compared to the accounting policies described in Note 1, Ciena Corporation and Significant Accounting Policies and Estimates, in Notes to Consolidated Financial Statements in Item 8 of Part II of the 2021 Annual Report.

Newly Issued Accounting Standards - Effective

In December 2019, the Financial Accounting Standards Board (the ”FASB”) issued Accounting Standards Update No. 2019-12 (“ASU 2019-12”), Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify GAAP for other areas of ASC 740 by clarifying and amending existing guidance. Most amendments within this standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. ASU 2019-12 is effective for Ciena beginning in the first quarter of fiscal year 2022. Ciena adopted ASU 2019-12 beginning in the first quarter of fiscal 2022 without any material impact on its financial position and results of operations.

In November 2021, the FASB issued ASU No. 2021-10 (“ASU 2021-10”), Government Assistance, to increase transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. Early adoption is permitted. Ciena elected to adopt ASU 2021-10 in the first quarter of fiscal 2022 without any material impact on its financial position and results of operations

In March 2020, the FASB issued ASU No. 2020-04 (“ASU 2020-04”), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides temporary optional guidance on contract modifications and hedging accounting to ease the financial reporting burdens of the expected market transition from the London

Interbank Offered Rate (“LIBOR”) to alternative reference rates. In January 2021, the FASB issued ASU 2021-01, which refines the scope of Topic 848 and clarifies some of its guidance as part of the FASB’s monitoring of global reference rate activities. The new guidance was effective upon issuance and may be applied prospectively through December 31, 2022. Ciena adopted Topic 848 beginning in the first quarter of fiscal 2022 without any material impact on its financial position and results of operations.

Newly Issued Accounting Standards - Not Yet Effective

In October 2021, the FASB issued ASU No. 2021-08 (“ASU 2021-08”), Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers to improve the accounting for acquired revenue contracts with customers in a business combination to address recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. ASU 2021-08 is effective for annual periods beginning after December 15, 2022 on a prospective basis. Early adoption is permitted. Ciena is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements and related disclosures.

(3)REVENUE
Disaggregation of Revenue

Ciena’s disaggregated revenue represents similar groups that depict the nature, amount, and timing of revenue and cash flows for Ciena’s various offerings. The sales cycle, contractual obligations, customer requirements, and go-to-market strategies may differ for each of its product lines, resulting in different economic risk profiles for each line.

The tables below set forth Ciena’s disaggregated revenue for the respective periods (in thousands):

	Quarter Ended January 29, 2022
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Converged Packet Optical	$540,936	$—	$—	$—	$540,936
Routing and Switching	85,710	—	—	—	85,710
Platform Software and Services	—	72,917	—	—	72,917
Blue Planet Automation Software and Services	—	—	21,110	—	21,110
Maintenance Support and Training	—	—	—	72,491	72,491
Installation and Deployment	—	—	—	40,370	40,370
Consulting and Network Design	—	—	—	10,909	10,909
Total revenue by product line	$626,646	$72,917	$21,110	$123,770	$844,443

Timing of revenue recognition:
Products and services at a point in time	$626,646	$29,682	$8,774	$8,491	673,593
Services transferred over time	—	43,235	12,336	115,279	170,850
Total revenue by timing of revenue recognition	$626,646	$72,917	$21,110	$123,770	$844,443

	Quarter Ended January 30, 2021
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Converged Packet Optical	$512,324	$—	$—	$—	$512,324
Routing and Switching	64,307	—	—	—	64,307
Platform Software and Services	—	49,839	—	—	49,839
Blue Planet Automation Software and Services	—	—	16,934	—	16,934
Maintenance Support and Training	—	—	—	67,630	67,630
Installation and Deployment	—	—	—	39,611	39,611
Consulting and Network Design	—	—	—	6,485	6,485
Total revenue by product line	$576,631	$49,839	$16,934	$113,726	$757,130

Timing of revenue recognition:
Products and services at a point in time	$576,631	$16,062	$5,173	$1,857	$599,723
Services transferred over time	—	33,777	11,761	111,869	157,407
Total revenue by timing of revenue recognition	$576,631	$49,839	$16,934	$113,726	$757,130

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
For the periods below, Ciena’s geographic distribution of revenue was as follows (in thousands):

	Quarter Ended
	January 29,	January 30,
	2022	2021
Geographic distribution:
Americas	$595,144	$496,611
EMEA	150,785	155,418
APAC	98,514	105,101
Total revenue by geographic distribution	$844,443	$757,130
Ciena’s revenue includes $543.5 million and $439.4 million of United States revenue for the first quarter of fiscal 2022 and 2021, respectively. No other country accounted for 10% or more of total revenue for the periods presented above.
For the periods below, the only customer that accounted for at least 10% of Ciena’s revenue was as follows (in thousands):

	Quarter Ended
	January 29,	January 30,
	2022	2021
AT&T	$110,876	n/a

n/a	Denotes revenue representing less than 10% of total revenue for the period
The customer identified above for the first quarter of fiscal 2022 purchased products and services from each of Ciena’s operating segments.

•Networking Platforms revenue reflects sales of Ciena’s Converged Packet Optical and Routing and Switching product lines.

•Converged Packet Optical - includes the 6500 Packet-Optical Platform, the Waveserver® stackable interconnect system, the 6500 Reconfigurable Line System (RLS), the 5400 family of Packet-Optical Platforms, and the Coherent ELS open line system (OLS). This product line also includes sales of the Z-Series Packet-Optical Platform.

•Routing and Switching - includes the 3900 family of service delivery platforms and the 5000 family of service aggregation. This product line also includes the 6500 Packet Transport System (PTS), which combines packet switching, control plane operation, and integrated optics, the 8100 Coherent IP networking platforms, and the 8700 Packetwave Platform. This product line also includes the Vyatta virtual routing and switching products acquired from AT&T during the first quarter of fiscal 2022.

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

Ciena’s software platform revenue typically reflects either perpetual or term-based software licenses, and these sales are considered distinct performance obligations in which revenue is generally recognized upfront at a point in time upon transfer of control. Revenue from software subscription and support is recognized ratably over the period during which the services are performed. Revenue from professional services for solution customization, software and solution support services, consulting and design, and build-operate-transfer services relating to Ciena’s software offerings is recognized over time with Ciena applying the input method to determine the amount of revenue to be recognized in a given period.

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

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities (deferred revenue) from contracts with customers (in thousands):

	Balance at January 29, 2022	Balance at October 30, 2021
Accounts receivable, net	$795,247	$884,958
Contract assets for unbilled accounts receivable, net	$117,003	$101,355
Deferred revenue	$185,626	$175,464

Ciena’s contract assets represent unbilled accounts receivable, net where transfer of a product or service has occurred but invoicing is conditional upon completion of future performance obligations. These amounts are primarily related to installation and deployment and professional services arrangements where transfer of control has occurred, but Ciena has not yet invoiced the customer. Contract assets are included in prepaid expenses and other in the Condensed Consolidated Balance Sheets. See Note 11 below.

Contract liabilities consist of deferred revenue and represent advanced payments against non-cancelable customer orders received prior to revenue recognition. Ciena recognized approximately $56.8 million and $46.4 million of revenue during the first three months of fiscal 2022 and 2021, respectively, that was included in the deferred revenue balance as of October 30, 2021 and October 31, 2020, respectively. Revenue recognized due to changes in transaction price from performance obligations satisfied or partially satisfied in previous periods was immaterial during the three months ended January 29, 2022 and January 30, 2021.

Capitalized Contract Acquisition Costs

Capitalized contract acquisition costs consist of deferred sales commissions, and were $29.6 million and $27.6 million as of January 29, 2022 and October 30, 2021, respectively. Capitalized contract acquisition costs were included in prepaid expenses and other and other long-term assets. The amortization expense associated with these costs was $7.0 million and $5.5 million during the first three months of fiscal 2022 and 2021, respectively, and was included in selling and marketing expense on the Condensed Consolidated Statement of Operations.

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) are comprised of non-cancelable customer purchase orders for products and services that are awaiting transfer of control for revenue recognition under the applicable contract terms. As of January 29, 2022, the aggregate amount of RPO was $2.4 billion. As of January 29, 2022, Ciena expects approximately 89% of the RPO to be recognized as revenue within the next 12 months.

(4)BUSINESS COMBINATIONS

Vyatta Acquisition
On November 1, 2021, Ciena acquired AT&T’s Vyatta Software Technology (“Vyatta”), a provider of software-based virtual routing and switching technology for approximately $56.0 million in cash. This transaction has been accounted for as the acquisition of a business. AT&T is a customer of Ciena, see Note 3 above.
Ciena incurred approximately $1.4 million in acquisition-related costs associated with the acquisition of Vyatta, which were primarily incurred during the fourth quarter of fiscal 2021. These costs and expenses primarily include fees associated with financial, legal and accounting advisors. These costs were recorded in acquisition and integration costs in the Condensed Consolidated Statement of Operations.
The following table summarizes the final purchase price allocation related to the acquisition based on the estimated fair value of the acquired assets and assumed liabilities (in thousands):

Amount
Prepaid expenses and other	$191
Equipment, furniture and fixtures	694
Customer relationships and contracts	15,800
Developed technology	32,300
Goodwill	11,521
Accrued liabilities	(4,470)
Total purchase consideration	$56,036

Customer relationships and contracts represent agreements with existing Vyatta customers and have an estimated useful life of two years.
Developed technology represents purchased technology that has reached technological feasibility and for which Vyatta had substantially completed development as of the date of acquisition. Fair value was determined using future discounted cash flows related to the projected income stream of the developed technology for a discrete projection period. Cash flows were discounted to their present value as of the closing date. Developed technology is amortized on a straight-line basis over its estimated useful life of five years.
The goodwill generated from the acquisition of Vyatta is primarily related to expected economic synergies. The total goodwill amount was recorded in the Networking Platforms segment. The goodwill is not deductible for income tax purposes.
Pro forma disclosures have not been included due to immateriality. The amounts of revenue and earnings of Vyatta since the acquisition date included in the Condensed Consolidated Statement of Operations for the reporting period are immaterial.

(5) RESTRUCTURING COSTS
Ciena has undertaken a number of restructuring activities intended to reduce expense and to align its workforce and costs with market opportunities, product development and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in accrued liabilities and other short-term obligations on Ciena’s Condensed Consolidated Balance Sheets, for the three months ended January 29, 2022 (in thousands):

	Workforce reduction		Other restructuring activities		Total
Balance at October 30, 2021	$781		$—		$781
Charges	410	(1)	2,999	(2)	3,409
Cash payments	(421)		(2,999)		(3,420)
Balance at January 29, 2022	$770		$—		$770
Current restructuring liabilities	$770		$—		$770

(1) Reflects employee costs associated with workforce reductions during the three months ended January 29, 2022 as part of a business optimization strategy to improve gross margin, constrain operating expense and redesign certain business processes.
(2) Primarily represents the redesign of certain business processes associated with Ciena’s supply chain and distribution structure reorganization, and costs related to restructured real estate facilities.

The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in accrued liabilities and other short-term obligations on Ciena’s Condensed Consolidated Balance Sheets for the three months ended January 30, 2021 (in thousands):

	Workforce reduction		Other restructuring activities		Total
Balance at October 31, 2020	2,915		$—		$2,915
Charges	1,990	(1)	3,877	(2)	5,867
Cash payments	(2,994)		(3,877)		(6,871)
Balance at January 30, 2021	$1,911		$—		$1,911
Current restructuring liabilities	$1,911		$—		$1,911

(1) Reflects employee costs associated with workforce reductions during the three months ended January 30, 2021 as part of a business optimization strategy to improve gross margin, constrain operating expense and redesign certain business processes.
(2) Primarily represents variable costs and imputed interest expense related to restructured real estate facilities and the redesign of certain business processes.

(6) INTEREST AND OTHER INCOME (LOSS), NET
The components of interest and other income (loss), net, are as follows (in thousands):

	Quarter Ended
	January 29,	January 30,
	2022	2021
Interest income	$754	$534
Gains (losses) on non-hedge designated foreign currency forward contracts	(4,259)	4,530
Foreign currency exchange gains (losses)	4,766	(6,918)
Unrealized gain on cost method equity investment	4,120	—
Other	(1,694)	733
Interest and other income (loss), net	$3,686	$(1,121)

Ciena Corporation, as the U.S. parent entity, uses the U.S. Dollar as its functional currency; however, some of its foreign branch offices and subsidiaries use local currencies as their functional currencies. Ciena recorded $4.8 million in foreign currency exchange rate gains for the first three months of fiscal 2022 and $6.9 million in foreign currency exchange rate losses during the first three months of fiscal 2021, as a result of monetary assets and liabilities that were transacted in a currency other than Ciena’s functional currency. The related remeasurement adjustments were recorded in interest and other income (loss), net, on the Condensed Consolidated Statements of Operations. From time to time, Ciena uses foreign currency forwards to hedge this type of balance sheet exposure. These forwards are not designated as hedges for accounting purposes, and any net gain or loss associated with these derivatives is reported in interest and other income (loss), net, on the Condensed Consolidated Statements of Operations. During the first three months of fiscal 2022, Ciena recorded losses of $4.3 million and during the first three months of fiscal 2021, Ciena recorded gains of $4.5 million from non-hedge designated foreign currency forward contracts. During the first quarter of fiscal 2021, Ciena recorded an unrealized gain of $4.1 million on its cost method equity investment.

(7) INCOME TAXES

The effective tax rate for the quarter ended January 29, 2022 was lower than the effective tax rate for the quarter ended January 30, 2021, primarily due to an increased tax benefit associated with stock compensation.

Ciena’s future income tax provisions and deferred tax balances may be affected by the amount of pre-tax income, the jurisdictions where it is earned, the existence and ability to utilize tax attributes and changes in tax laws and business reorganizations. Ciena continues to monitor these items and will adopt strategies to address their impact as appropriate.

(8) SHORT-TERM AND LONG-TERM INVESTMENTS

As of the dates indicated, investments are comprised of the following (in thousands):

	January 29, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$460,683	$—	$(315)	$460,368
Included in long-term investments	89,527	—	(887)	88,640
	$550,210	$—	$(1,202)	$549,008

	October 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations:
Included in short-term investments	$181,488	$5	$(10)	$181,483
Included in long-term investments	70,225	—	(187)	70,038
	$251,713	$5	$(197)	$251,521

The following table summarizes the final legal maturities of debt investments at January 29, 2022 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$460,683	$460,368
Due in 1-2 years	89,527	88,640
	$550,210	$549,008

(9) FAIR VALUE MEASUREMENTS

    As of the date indicated, the following table summarizes the assets and liabilities that are recorded at fair value on a recurring basis (in thousands):

	January 29, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$711,027	$—	$—	$711,027
Bond mutual fund	100,456	—	—	100,456
Time deposits	30,046	—	—	30,046
Deferred compensation plan assets	13,847	—	—	13,847
U.S. government obligations	—	648,981	—	648,981
Foreign currency forward contracts	—	6,885	—	6,885
Total assets measured at fair value	$855,376	$655,866	$—	$1,511,242

Liabilities:
Foreign currency forward contracts	$—	$3,012	$—	$3,012
Forward starting interest rate swaps	—	10,784	—	10,784
Total liabilities measured at fair value	$—	$13,796	$—	$13,796

	October 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,120,851	$—	$—	$1,120,851
Bond mutual fund	75,425	—	—	75,425
Time deposits	30,036	—	—	30,036
Deferred compensation plan assets	12,968	—	—	12,968
U.S. government obligations	—	251,521	—	251,521
Foreign currency forward contracts	—	14,935	—	14,935
Total assets measured at fair value	$1,239,280	$266,456	$—	$1,505,736

Liabilities:
Foreign currency forward contracts	$—	$716	$—	$716
Forward starting interest rate swaps	—	15,928	—	15,928
Total liabilities measured at fair value	$—	$16,644	$—	$16,644

As of the date indicated, the assets and liabilities above are presented on Ciena’s Condensed Consolidated Balance Sheets as follows (in thousands):

	January 29, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$841,529	$99,973	$—	$941,502
Short-term investments	—	460,368	—	460,368
Prepaid expenses and other	—	6,885	—	6,885
Long-term investments	—	88,640	—	88,640
Other long-term assets	13,847	—	—	13,847
Total assets measured at fair value	$855,376	$655,866	$—	$1,511,242

Liabilities:
Accrued liabilities and other short-term obligations	$—	$3,012	$—	$3,012
Other long-term obligations	—	10,784	—	10,784
Total liabilities measured at fair value	$—	$13,796	$—	$13,796

	October 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,226,312	$—	$—	$1,226,312
Short-term investments	—	181,483	—	181,483
Prepaid expenses and other	—	14,935	—	14,935
Long-term investments	—	70,038	—	70,038
Other long-term assets	12,968	—	—	12,968
Total assets measured at fair value	$1,239,280	$266,456	$—	$1,505,736

Liabilities:
Accrued liabilities and other short-term obligations	$—	$716	$—	$716
Other long-term obligations	—	15,928	—	15,928
Total liabilities measured at fair value	$—	$16,644	$—	$16,644

Ciena did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

(10) INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	January 29, 2022	October 30, 2021
Raw materials	$295,866	$175,399
Work-in-process	10,304	10,260
Finished goods	149,931	180,800
Deferred cost of goods sold	36,925	44,765
Gross inventories	493,026	411,224
Reserve for inventory excess and obsolescence	(35,422)	(36,959)
Inventories, net	$457,604	$374,265

    The increase in raw materials inventory is related to the steps Ciena is taking to mitigate the impact of current supply chain constraints and the global market shortage of semiconductor parts. Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand, which are affected by changes in Ciena’s strategic direction, discontinuance of a product or introduction of newer versions of products, declines in the sales of or forecasted demand for certain products, and general market conditions. During the first three months of fiscal 2022, Ciena recorded a provision for inventory excess and obsolescence of $3.8 million, primarily related to a decrease in the forecasted demand for certain Networking Platforms products. Deductions from the provision for excess and obsolete inventory relate primarily to disposal activities.

(11) PREPAID EXPENSES AND OTHER
As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	January 29, 2022	October 30, 2021
Contract assets for unbilled accounts receivable, net	$117,003	$101,355
Prepaid VAT and other taxes	66,871	77,388
Prepaid expenses	64,288	62,189
Product demonstration equipment, net	40,638	29,362
Capitalized contract acquisition costs	23,950	21,753
Other non-trade receivables	11,951	18,408
Derivative assets	6,885	14,935
Deferred deployment expense	673	264
	$332,259	$325,654

Depreciation of product demonstration equipment was $2.4 million during the first three months of fiscal 2022 and $2.6 million during the first three months of fiscal 2021.

For further discussion on contract assets and capitalized contract acquisition costs, see Note 3 above.

(12) INTANGIBLE ASSETS
As of the dates indicated, intangible assets are comprised of the following (in thousands):

	January 29, 2022			October 30, 2021
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Developed technology	$428,027	$(367,304)	$60,723	$395,726	$(359,828)	$35,898
Patents and licenses	7,815	(3,544)	4,271	7,815	(3,321)	4,494
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	390,840	(354,808)	36,032	375,329	(350,407)	24,922
Total intangible assets	$826,682	$(725,656)	$101,026	$778,870	$(713,556)	$65,314

The aggregate amortization expense of intangible assets was $12.2 million during the first three months of fiscal 2022 and $9.6 million during the first three months of fiscal 2021. Expected future amortization of intangible assets for the fiscal years indicated is as follows (in thousands):

Fiscal Year	Amount
2022	$32,026
2023	29,444
2024	18,493
2025	13,287
2026	7,067
Thereafter	709
$101,026

(13) OTHER BALANCE SHEET DETAILS
As of the dates indicated, accrued liabilities and other short-term obligations are comprised of the following (in thousands):

	January 29, 2022	October 30, 2021
Compensation, payroll related tax and benefits (1)	$106,365	$201,119
Warranty	46,173	48,019
Vacation	30,099	31,200
Income taxes payable	8,820	13,577
Finance lease liabilities	3,711	3,620
Interest payable	1,067	598
Other	103,173	111,152
	$299,408	$409,285
(1) Reduction is primarily due to the timing of bonus payments to employees under Ciena’s annual cash incentive compensation plan.

The following table summarizes the activity in Ciena’s accrued warranty for the periods indicated (in thousands):

	Beginning Balance	Current Period Provisions	Settlements	Ending Balance
Three Months Ended January 30, 2021	$49,868	3,239	(4,923)	$48,184
Three Months Ended January 29, 2022	$48,019	2,817	(4,663)	$46,173
As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	January 29, 2022	October 30, 2021
Products	$15,438	$12,859
Services	170,188	162,605
Total deferred revenue	185,626	175,464
Less current portion	(124,956)	(118,007)
Long-term deferred revenue	$60,670	$57,457

(14) DERIVATIVE INSTRUMENTS

Foreign Currency Derivatives

Ciena conducts business globally in numerous currencies, and thus is exposed to adverse foreign currency exchange rate changes. To limit this exposure, Ciena enters into foreign currency contracts. Ciena does not enter into such contracts for speculative purposes.

As of January 29, 2022 and October 30, 2021, Ciena had forward contracts to hedge its foreign exchange exposure in order to reduce variability principally related to research and development activities. The notional amount of these contracts was approximately $260.4 million and $288.6 million as of January 29, 2022 and October 30, 2021, respectively. These foreign exchange contracts have maturities of 24 months or less and have been designated as cash flow hedges.

As of January 29, 2022 and October 30, 2021, Ciena had forward contracts to hedge its foreign exchange exposure in order to reduce the variability in various currencies of certain balance sheet items. The notional amount of these contracts was approximately $240.0 million and $296.1 million as of January 29, 2022 and October 30, 2021, respectively. These foreign exchange contracts have maturities of 12 months or less and have not been designated as hedges for accounting purposes.

Interest Rate Derivatives

Ciena is exposed to floating rates of LIBOR interest on its term loan borrowings (see Note 15 below) and has hedged such risk by entering into floating to fixed interest rate swap arrangements (“interest rate swaps”). The interest rate swaps fix the LIBOR rate for $350.0 million of the 2025 Term Loan (as defined in Note 15 below) at 2.957% through September 2023. The total notional amount of interest rate swaps in effect was $350.0 million as of January 29, 2022 and October 30, 2021.

Ciena expects the variable rate payments to be received under the terms of the interest rate swaps to offset exactly the forecasted variable rate payments on the equivalent notional amounts of the 2025 Term Loan. These derivative contracts have been designated as cash flow hedges.

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

The net carrying value of Ciena’s 2025 Term Loan was comprised of the following for the periods indicated (in thousands):

	January 29, 2022				October 30, 2021
	Principal Balance	Unamortized Discount	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
2025 Term Loan	$680,873	$(1,170)	$(2,188)	$677,515	$677,285

Deferred debt issuance costs that were deducted from the carrying amounts of the 2025 Term Loan totaled $2.2 million as of January 29, 2022 and $2.3 million at October 30, 2021. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the 2025 Term Loan. The amortization of deferred debt issuance costs for the 2025 Term Loan is included in interest expense, and was $0.2 million during the first three months of each of fiscal 2022 and fiscal 2021. The carrying value of the 2025 Term Loan listed above is also net of any unamortized debt discounts.

As of January 29, 2022, the estimated fair value of the 2025 Term Loan was $681.7 million. Ciena’s 2025 Term Loan is categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its 2025 Term Loan using a market approach based on observable inputs, such as current market transactions involving comparable securities.

2030 Notes

On January 18, 2022, Ciena entered into an Indenture among Ciena, as issuer, certain domestic subsidiaries of Ciena, as guarantors (collectively, the “Guarantors”), and U.S. Bank National Association, as trustee (the “Trustee”), pursuant to which Ciena issued $400.0 million in aggregate principal amount of 4.00% senior notes due 2030 (the “2030 Notes”).

Ciena’s obligations under the 2030 Notes and the Indenture are irrevocably and unconditionally guaranteed, jointly and severally, on an unsecured senior basis by each of its domestic subsidiaries that is a borrower under or guarantor with respect to the 2025 Term Loan and Ciena’s senior secured asset-based revolving credit facility (the “ABL Credit Facility”).

The net proceeds from the sale of the 2030 Notes, after deducting costs, were approximately $395.5 million. Ciena intends to use the net proceeds from the Offering for general corporate purposes.

The 2030 Notes bear interest at a rate of 4.00% per annum and mature on January 31, 2030. Interest is payable on the 2030 Notes in arrears on January 31 and July 31 of each year, commencing on July 31, 2022.

The 2030 Notes and related subsidiary guarantees are the general unsubordinated unsecured senior obligations of Ciena and the Guarantors, respectively, and (i) rank equally in right of payment with all other existing and future senior indebtedness of Ciena and the Guarantors; (ii) are effectively subordinated to all existing and future secured indebtedness of Ciena and the Guarantors, including indebtedness under the 2025 Term Loan and the ABL Credit Facility, to the extent of the value of the assets securing such indebtedness; (iii) are structurally subordinated to all existing and future obligations, including indebtedness, of Ciena’s subsidiaries that do not guarantee the 2030 Notes; and (iv) are senior in right of payment to all of Ciena’s existing and future unsecured indebtedness that is, by its terms, expressly subordinated in right of payment to the 2030 Notes.

The Indenture contains restrictive covenants that limit the ability of Ciena and the Restricted Subsidiaries (as defined in the Indenture) or the Guarantors, as applicable, to, among other things, create certain liens or consolidate or merge with or into, or sell, lease, transfer, convey or otherwise dispose of all or substantially all the assets of Ciena or Ciena and its subsidiaries taken as a whole. These covenants are subject to a number of important exceptions and qualifications as set forth in the Indenture.

The Indenture provides for events of default (subject in certain cases to customary grace and cure periods) that include, among others, nonpayment of principal or interest when due, breach of covenants or other agreements in the Indenture, defaults in payment of certain other indebtedness and certain events of bankruptcy or insolvency. Generally, if an event of default occurs, the Trustee or the holders of at least 25% in principal amount of the outstanding 2030 Notes may declare the principal amount of and accrued but unpaid interest on all of the 2030 Notes to be due and payable immediately, provided that such amounts become due and payable without any further action or notice in the case of an event of bankruptcy or insolvency that constitutes an event of default.

Prior to January 31, 2025, Ciena may redeem the 2030 Notes, in whole or part, at a price equal to 100% of the principal amount thereof, plus a “make-whole” of 102% of the principal amount of the notes to be redeemed, and any accrued and unpaid interest. On or after January 31, 2025, Ciena may redeem the 2030 Notes, in whole or part, at the redemption prices set forth in the Indenture and form of the 2030 Notes, plus any accrued and unpaid interest. In addition, until January 31, 2025, Ciena may redeem up to 40% of the aggregate principal amount of the 2030 Notes with the net cash proceeds of certain equity offerings, as described in the Indenture, at a redemption price equal to 104% of the principal amount of the 2030 Notes to be redeemed, plus any accrued and unpaid interest. If a change of control triggering event occurs, as described in the Indenture, Ciena must offer to repurchase all of the 2030 Notes (unless otherwise redeemed) at a price equal to 101% of the principal amount thereof, plus any accrued and unpaid interest.

The net carrying value of the 2030 Notes was comprised of the following for the periods indicated (in thousands):

	January 29, 2022
	Principal Balance	Deferred Debt Issuance Costs	Net Carrying Value
2030 Senior Notes 4.00% fixed-rate	$400,000	$(5,322)	$394,678

Deferred debt issuance costs that were deducted from the carrying amounts of the 2030 Notes totaled $5.3 million as of January 29, 2022. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the 2030 Notes. The amortization of deferred debt issuance costs for the 2030 Notes is included in interest expense, and was minimal during the first three months of fiscal 2022.

As of January 29, 2022, the estimated fair value of the 2030 Notes was $395.5 million. Ciena’s 2030 Notes are categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its 2030 Notes using a market approach based on observable inputs, such as current market transactions involving comparable securities.

(16) ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income (“AOCI”), net of tax, for the three months ended January 29, 2022 (in thousands):

	Unrealized Gain (Loss) on			Cumulative
	Available-for-sale Securities	Foreign Currency Forward Contracts	Forward Starting Interest Rate Swaps	Foreign Currency Translation Adjustment	Total
Balance at October 30, 2021	$(164)	$6,216	$(12,179)	$6,566	$439
Other comprehensive gain (loss) before reclassifications	(774)	(4,477)	1,364	(13,157)	(17,044)
Amounts reclassified from AOCI	—	(862)	2,562	—	1,700
Balance at January 29, 2022	$(938)	$877	$(8,253)	$(6,591)	$(14,905)

The following table summarizes the changes in AOCI, net of tax, for the three months ended January 30, 2021 (in thousands):

	Unrealized Gain (Loss) on			Cumulative
	Available-for-sale Securities	Foreign Currency Forward Contracts	Forward Starting Interest Rate Swaps	Foreign Currency Translation Adjustment	Total
Balance at October 31, 2020	$45	$(219)	$(21,535)	$(13,649)	$(35,358)
Other comprehensive loss before reclassifications	(49)	7,848	(659)	15,861	23,001
Amounts reclassified from AOCI	—	(1,231)	2,041	—	810
Balance at January 30, 2021	$(4)	$6,398	$(20,153)	$2,212	$(11,547)

All amounts reclassified from AOCI, related to settlement (gains) losses on foreign currency forward contracts designated as cash flow hedges, impacted research and development expense on the Condensed Consolidated Statements of Operations. All amounts reclassified from AOCI, related to settlement (gains) losses on forward starting interest rate swaps designated as cash flow hedges, impacted interest and other income (loss), net, on the Condensed Consolidated Statements of Operations.

(17) EARNINGS PER SHARE CALCULATION

Basic net income per common share (“Basic EPS”) is computed using the weighted average number of common shares outstanding. Diluted net income per potential common share (“Diluted EPS”) is computed using the weighted average number of the following, in each case, to the extent that the effect is not anti-dilutive: (i) common shares outstanding; (ii) shares issuable upon vesting of stock unit awards; and (iii) shares issuable under Ciena’s employee stock purchase plan and upon exercise of outstanding stock options, using the treasury stock method.
The following table presents the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Quarter Ended
	January 29,	January 30,
	2022	2021
Net income	$45,823	$55,348
Basic weighted average shares outstanding	154,151	155,174
Effect of dilutive potential common shares	1,656	1,409
Diluted weighted average shares	155,807	156,583
Basic EPS	$0.30	$0.36
Diluted EPS	$0.29	$0.35
Antidilutive employee share-based awards, excluded	761	135

(18) STOCKHOLDERS’ EQUITY

Stock Repurchase Program and Accelerated Share Repurchase Agreement

On December 9, 2021, Ciena announced that its Board of Directors authorized a program to repurchase up to $1.0 billion of its common stock. On December 13, 2021, Ciena entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman, Sachs & Co. LLC (“Goldman”) to repurchase $250.0 million (the “Repurchase Price”) of its common stock as part of the repurchase program. Under the terms of the ASR Agreement, Ciena paid the Repurchase Price to Goldman, and received an initial share delivery of approximately 2.7 million shares of its common stock from Goldman, representing approximately 80% of the expected share repurchases under the ASR Agreement, based on the closing price of Ciena’s common stock of $74.12 on December 13, 2021. Shares repurchased pursuant to the ASR Agreement were immediately retired upon receipt. The purchase price for the shares of Ciena’s stock repurchased is reflected as a reduction of common stock and additional paid-in capital. Repurchased common stock is reflected as a reduction of stockholders’ equity. The repurchases contemplated by the ASR Agreement were completed on February 15, 2022. See Note 22 below for information relating to the settlement of the ASR Agreement following the end of Ciena’s first quarter of fiscal 2022.

Stock Repurchases Related to Stock Unit Award Tax Withholdings
Ciena repurchases shares of its common stock to satisfy employee tax withholding obligations due on vesting of stock unit awards. The purchase price of $25.2 million for the shares of Ciena’s stock repurchased during the first three months of fiscal 2022 is reflected as a reduction to stockholders’ equity. Ciena is required to allocate the purchase price of the repurchased shares as a reduction of common stock and additional paid-in capital.

(19) SHARE-BASED COMPENSATION EXPENSE

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended
	January 29,	January 30,
	2022	2021
Products	$900	$953
Services	1,584	1,205
Share-based compensation expense included in cost of goods sold	2,484	2,158
Research and development	6,830	4,794
Selling and marketing	7,060	5,816
General and administrative	7,912	6,358
Share-based compensation expense included in operating expense	21,802	16,968
Share-based compensation expense capitalized in inventory, net	11	(162)
Total share-based compensation expense	$24,297	$18,964

As of January 29, 2022, total unrecognized share-based compensation expense was approximately $237.6 million, which relates to unvested stock unit awards and is expected to be recognized over a weighted-average period of 1.74 years.

(20) SEGMENTS AND ENTITY-WIDE DISCLOSURES
Segment Reporting
Ciena has the following operating segments for reporting purposes: (i) Networking Platforms; (ii) Platform Software and Services; (iii) Blue Planet Automation Software and Services; and (iv) Global Services.
Ciena's long-lived assets, including equipment, building, furniture and fixtures, ROU assets, finite-lived intangible assets and maintenance spares, are not reviewed by Ciena's chief operating decision maker for purposes of evaluating performance and allocating resources. As of January 29, 2022, equipment, building, furniture and fixtures, net, totaled $276.1 million, and operating ROU assets totaled $43.3 million both of which support asset groups within Ciena’s four operating segments and unallocated selling and general and administrative activities. As of January 29, 2022, finite-lived intangible assets, goodwill and maintenance spares are assigned to asset groups within the following segments (in thousands):

	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total

Other intangible assets, net	$51,317	$—	$49,709	$—	$101,026
Goodwill	$77,582	$156,191	$89,049	$—	$322,822
Maintenance spares, net	$—	$—	$—	$55,464	$55,464

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
The table below sets forth Ciena’s segment profit (loss) and the reconciliation to net income for the periods indicated (in thousands):

	Quarter Ended
	January 29,	January 30,
	2022	2021
Segment profit (loss):
Networking Platforms	$134,125	$156,431
Platform Software and Services	49,496	27,660
Blue Planet Automation Software and Services	(1,034)	(2,434)
Global Services	53,191	43,493
Total segment profit	235,778	225,150
Less: Non-performance operating expenses
Selling and marketing	118,881	97,278
General and administrative	44,498	39,993
Significant asset impairments and restructuring costs	3,409	5,867
Amortization of intangible assets	8,918	5,910
Acquisition and integration costs	68	307
Add: Other non-performance financial items
Interest expense and other income (loss), net	(4,962)	(8,481)
Less: Provision for income taxes	9,219	11,966
Net income	$45,823	$55,348

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

	January 29, 2022	October 30, 2021
Canada	$233,644	$240,968
United States	47,504	50,744
Other International	38,312	37,541
Total	$319,460	$329,253

(21) COMMITMENTS AND CONTINGENCIES

Canadian Grant

During fiscal 2018, Ciena entered into agreements related to the Evolution of Networking Services through a Corridor in Quebec and Ontario for Research and Innovation (“ENCQOR”) project with the Canadian federal government, the government of the province of Ontario and the government of the province of Quebec to develop a 5G technology corridor between Quebec and Ontario to promote research and development, small business enterprises and entrepreneurs in Canada. Under these agreements, Ciena can receive up to an aggregate CAD$57.6 million (approximately $45.1 million) in reimbursement from the three Canadian government entities for eligible costs over a period commencing on February 20, 2017 and ending on March 31, 2022. Ciena anticipates receiving recurring disbursements over this period. Amounts received under the agreements are subject to recoupment in the event that Ciena fails to achieve certain minimum investment, employment and project milestones. Ciena accounts for proceeds from government grants as a reduction of expense when there is reasonable assurance that Ciena has met the required conditions associated with the grant and that grant proceeds will be received. Grant benefits are recorded to the particular line item of the Condensed Consolidated Statement of Operations to which the grant activity relates. As of January 29, 2022, Ciena has recorded CAD$54.8 million (approximately $42.9 million) in cumulative benefits as a reduction in research and development expense of which CAD$3.9 million ($3.0 million) was recorded in the first three months of fiscal 2022. As of January 29, 2022, amounts receivable from this grant were CAD$2.9 million ($2.2 million) included in prepaid expenses and other in the Condensed Consolidated Balance Sheets.

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

(22) SUBSEQUENT EVENTS

Stock Repurchase Program and Accelerated Share Repurchase Agreement

On February 15, 2022, Ciena received delivery of the remaining 884,531 shares of common stock repurchased under the ASR Agreement, for a total delivery of approximately 3.6 million shares, calculated based on the average of the daily volume-weighted average prices of Ciena’s common stock of $69.78 for the period December 14, 2021 to February 11, 2022, less a discount, which completed the repurchases contemplated by the ASR Agreement.

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

For a discussion identifying some of the important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this report. For a more complete understanding of the risks associated with an investment in our securities, you should review these factors and the rest of this report in combination with the more detailed description of our business and management’s discussion and analysis of financial condition and risk factors described in our annual report on Form 10-K for fiscal 2021, which we filed with the SEC on December 17, 2021 (our “2021 Annual Report”). However, we operate in a very competitive and rapidly changing environment and new risks and uncertainties emerge, are identified or become apparent from time to time. We cannot predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report, and we undertake no obligation to revise or to update any forward-looking statements made in this report to reflect events or circumstances after the date hereof or to reflect new information or the occurrence of unanticipated events, except as required by law. The forward-looking statements in this report are intended to be subject to protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Unless the context requires otherwise, references in this report to “Ciena,” “we,” “us” and “our” refer to Ciena Corporation and its consolidated subsidiaries.

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes thereto included in Item 1 of Part I of this report and of our 2021 Annual Report.

We are a networking systems, services and software company, providing solutions that enable a wide range of network operators to deploy and manage next-generation networks that deliver services to businesses and consumers. We provide hardware, software and services that enable the transport, routing, switching, aggregation, service delivery and management of video, data and voice traffic on communications networks. Our solutions are used by communications service providers, cable and multiservice operators, Web-scale providers, submarine network operators, governments, enterprises, research and education institutions and emerging network operators. Our portfolio is designed to enable what we refer to as the Adaptive Network™, our vision for a network end state that emphasizes a programmable and scalable network infrastructure, software control and automation capabilities, network analytics and intelligence, and related advanced services. Our solutions include Networking Platforms, including our Converged Packet Optical and Routing and Switching portfolios, which can be applied from the network core to end-user access points, and which allow network operators to scale capacity, increase transmission speeds, allocate traffic efficiently and adapt dynamically to changing end-user service demands. To complement our Networking Platforms, we offer Platform Software, which includes a wide array of software solutions that deliver operations, administration, maintenance, and provisioning (OAM&P) functionality, as well as domain control, orchestration, operational support systems (OSS) and service assurance to achieve closed loop automation across multi-vendor and multi-domain network environments. Through our Blue Planet® Software suite, we enable customers to accelerate the digital transformation of their networks through service lifecycle automation.

Supply Chain Constraints

Due to increased demand across a range of industries, the global supply market for certain raw materials and components, including, in particular, the semiconductor components used in most of our products, has experienced significant disruption in recent periods. These conditions, which worsened during the second half of fiscal 2021 and the first quarter of fiscal 2022, have been exacerbated in part by the COVID-19 pandemic. As a result, we have experienced ongoing component shortages, longer lead times and increased cost of components, particularly relating to semiconductors. In addition, some of our suppliers have indicated that, as a result of current constraints, they intend to cease manufacturing of certain components used in our products.

These conditions have impacted the lead times for our products and could adversely impact our ability to meet customer demand in circumstances where we cannot timely secure supply of these components. In response, we have worked to implement mitigation strategies and increased our purchases of inventory for certain components. In some cases, we have incurred higher costs to secure available inventory, or have extended our purchase commitments or placed non-cancellable orders with suppliers, which introduces inventory risk if our forecasts and assumptions are inaccurate.

During the first quarter of fiscal 2022, we experienced disruptions in our supply chain relating to later-than-expected delivery of certain key components from a few suppliers and third-party manufacturing disruptions that took production of certain of our products offline for a period of time. Due in part to these events occurring later in our first fiscal quarter, we were unable to mitigate fully these disruptions within the current challenging dynamics for logistics and delivery. As a result, these disruptions adversely impacted our revenue for the first quarter of fiscal 2022.

While the impact of the specific supply chain disruptions we experienced during the first quarter of fiscal 2022 has begun to improve, we believe the global supply chain challenges and their adverse impact on our business and financial results will persist, at least through the remainder of fiscal 2022, and may extend into periods thereafter. We expect these constrained supply conditions to increase our costs of goods sold and to adversely impact our ability to continue to reduce the cost to produce our products in a manner consistent with prior periods. The current supply conditions can also be expected to adversely impact our gross margin as well as the level and timing of our revenue during the remainder of fiscal 2022. See “Risk Factors” in Item 1A of Part II of this report for further discussion of risks related to our supply chain.

Demand Environment

The demand environment for our products and services remains dynamic and continues to be impacted by both the current global supply environment and the effects of the COVID-19 pandemic. Since the second quarter of fiscal 2021, we have experienced significantly stronger order volumes for our products and services, particularly among a concentrated set of larger customers with which we have existing positions as a supplier. We believe that the increased order volumes in the first quarter of fiscal 2022 reflect, in part, acceleration of future orders due to the implementation of security of supply strategies amidst global supply constraints. Over the longer term, however, we continue to believe that the increased demands placed on network infrastructures as a result of shifts in business and consumer behavior have accelerated certain trends, including cloud network adoption, networking resilience and flexibility, and enhanced network automation.

Impact of the COVID-19 Pandemic on our Business and Operations

The impact of the COVID-19 pandemic and countermeasures taken to contain its spread remain dynamic. We continue to monitor the situation and actively assess further implications for our business, supply chain, fulfillment operations and customer demand. For example, we have reopened some of our offices and expect most of our offices globally to be reopened by the end of the second quarter of fiscal 2022. We continue to take meaningful precautions in accordance with relevant guidelines to protect the health and safety of our employees. Variants continue to emerge, efforts to mitigate or contain the impacts of the pandemic continue to evolve, and the duration and severity of the impact of the pandemic on our business and results of operations in future periods remain uncertain. If the COVID-19 pandemic or its adverse effects become more severe or prevalent or are prolonged in the locations where we, our customers, suppliers or manufacturers conduct business, or we experience more pronounced disruptions in our business or operations, or in economic activity and demand for our products and services generally, our business and results of operations in future periods could be materially adversely affected. For additional information on the impact of COVID-19 upon our business, operations and financial results, and the steps that we have taken in response, see our 2021 Annual Report.

Strategic and Financial Initiatives

Vyatta Acquisition. During the first quarter of fiscal 2022, we acquired AT&T’s Vyatta virtual routing and switching technology, which is intended to expand and accelerate our Adaptive IP solutions and address the growing market opportunity to transform the edge, including 5G networks and cloud environments. Revenue from sales of this technology is included in our Routing and Switching portfolio within our Networking Platforms segment. See Note 4 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for more information on this acquisition and the related accounting.

Stock Repurchase Program and Accelerated Share Repurchase Agreement. On December 9, 2021, we announced that our Board of Directors had authorized a program to repurchase up to $1.0 billion of our common stock, which replaced in its entirety our previous stock repurchase program authorized in fiscal 2019. On December 13, 2021, in connection with this repurchase program, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) for the repurchase of $250.0 million of our common stock. We made an upfront payment of $250.0 million under the ASR Agreement during the first quarter of fiscal 2022 and had $750.0 million remaining under the current repurchase authorization as of January 29, 2022. The repurchases contemplated by the ASR Agreement were completed on February 15, 2022. The amount and timing of any further repurchases under our stock purchase program are subject to a variety of factors, including liquidity, cash flow, stock price and general business and market conditions. The program may be modified, suspended, or discontinued at any time. See Notes 18 and 22 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for more information on our stock repurchase program.

Senior Notes Due 2030. On January 18, 2022, we issued $400 million in aggregate principal amount of 4.00% senior notes due 2030 (the “2030 Notes”). The net proceeds from the sale of the 2030 Notes, after deducting costs, were approximately $395.5 million. We intend to use the net proceeds from the offering for general corporate purposes. The 2030 Notes bear interest at a rate of 4.00% per annum and mature on January 31, 2030. Interest is payable on the 2030 Notes in arrears on January 31 and July 31 of each year, commencing on July 31, 2022. See Note 15 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for more information on the 2030 Notes.

For additional information regarding our business, industry, market opportunity, competitive landscape, and strategy, see our 2021 Annual Report.

Consolidated Results of Operations

Operating Segments

Our results of operations are presented based on the following operating segments: (i) Networking Platforms; (ii) Platform Software and Services; (iii) Blue Planet Automation Software and Services; and (iv) Global Services. See Note 3 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Revenue
Currency Fluctuations
Approximately 14.5% of our revenue was non-U.S. Dollar-denominated during the first quarter of fiscal 2022, primarily including sales in Euros, Canadian Dollars and British Pounds. During the first quarter of fiscal 2022, as compared to the first quarter of fiscal 2021, the U.S. Dollar primarily weakened against these and other currencies. Consequently, our revenue for the first quarter of fiscal 2022 reported in U.S. Dollars slightly increased by approximately $3.7 million, or 0.4%.
Operating Segment Revenue
The table below sets forth the changes in our operating segment revenue for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	January 29, 2022	January 30, 2021	%*
Revenue:
Networking Platforms
Converged Packet Optical	$540,936	$512,324	5.6%
%**	64.1%	67.7%
Routing and Switching	85,710	64,307	33.3%
%**	10.1%	8.5%
Total Networking Platforms	626,646	576,631	8.7%
%**	74.2%	76.2%

Platform Software and Services	72,917	49,839	46.3%
%**	8.6%	6.6%

Blue Planet Automation Software and Services	21,110	16,934	24.7%
%**	2.5%	2.2%

Global Services
Maintenance Support and Training	72,491	67,630	7.2%
%**	8.6%	8.9%
Installation and Deployment	40,370	39,611	1.9%
%**	4.8%	5.2%
Consulting and Network Design	10,909	6,485	68.2%
%**	1.3%	0.9%
Total Global Services	123,770	113,726	8.8%
%**	14.7%	15.0%

Total revenue	$844,443	$757,130	11.5%
_____________________________
*    Denotes % change from 2021 to 2022
**     Denotes % of Total Revenue

Quarter ended January 29, 2022 as compared to the quarter ended January 30, 2021
•Networking Platforms segment revenue increased by $50.0 million, reflecting product line sales increases of $28.6 million of our Converged Packet Optical products and $21.4 million of our Routing and Switching products.
◦Converged Packet Optical sales increased, primarily reflecting sales increases of $65.3 million of our 6500 Packet-Optical Platform primarily to Web-scale providers, communications service providers and cable and multiservice operators, and $18.1 million of our 6500 Reconfigurable Line System (RLS) products, primarily to Web-scale providers. These sales increases were partially offset primarily by a sales decrease of $47.6 million of our Waveserver® products to Web-scale providers and communication service providers.
◦Routing and Switching sales increased, primarily reflecting sales increases of $14.0 million of our 3000 and 5000 families of service delivery and aggregation switches to communication service providers and cable and multiservice operators. Sales also include, for the first time, $12.2 million of our Virtualization Edge software, from the acquisition of the Vyatta’s virtual routing and switching technology in the first quarter of fiscal 2022. These sales increases were partially offset by a sales decrease of $8.1 million of our platform independent software to communication service providers.
•Platform Software and Services segment revenue increased by $23.1 million, reflecting sales increases of $13.9 million in sales of software platforms and $9.2 million in software services primarily to communication service providers.

•Blue Planet Automation Software and Services segment revenue increased by $4.2 million, primarily reflecting a sales increase of software platforms.
•Global Services segment revenue increased by $10.0 million, primarily reflecting sales increases of $4.9 million of our maintenance support and training services and $4.4 million of our consulting and network design services.

Revenue by Geographic Region

Our operating segments engage in business and operations across three geographic regions: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific, Japan and India (“APAC”). The geographic distribution of our revenue can fluctuate significantly from period to period, and the timing of revenue recognition for large network projects, particularly outside of the United States, can result in large variations in geographic revenue results in any particular period. The increase in our Americas region revenue for the quarter ended January 29, 2022 was primarily driven by increased sales in the United States. The decrease in our APAC region revenue for the quarter ended January 29, 2022 was primarily driven by decreased sales in India and South Korea. The decrease in our EMEA region revenue for the quarter ended January 29, 2022 was primarily driven by decreased sales in The Netherlands and Germany, partially offset by increased sales in the United Kingdom.

The following table reflects our geographic distribution of revenue, principally based on the relevant location for our delivery of products and performance of services. The table sets forth the changes in geographic distribution of revenue for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	January 29, 2022	January 30, 2021	%*
Americas	$595,144	$496,611	19.8%
%**	70.5%	65.6%
EMEA	150,785	155,418	(3.0)%
%**	17.8%	20.5%
APAC	98,514	105,101	(6.3)%
%**	11.7%	13.9%
Total	$844,443	$757,130	11.5%
_____________________________________
*    Denotes % change from 2021 to 2022
**     Denotes % of Total Revenue

Quarter ended January 29, 2022 as compared to the quarter ended January 30, 2021
•Americas revenue increased by $98.5 million, reflecting sales increases of $66.7 million within our Networking Platforms segment, $17.8 million within our Platform Software and Services segment, $9.1 million within our Global Services segment, and $4.9 million within our Blue Planet Automation Software and Services segment. The increase within our Networking Platforms segment reflects product line sales increases of $44.2 million of our Converged Packet Optical products and $22.5 million of our Routing and Switching products. The increase of our Converged Packet Optical product line is primarily related to a sales increase of $64.7 million of our 6500 Packet-Optical Platform primarily to communications service providers and Web-scale providers, partially offset by a sales decrease of $20.6 million of our Waveserver® products primarily to Web-scale providers. The increase within our Routing and Switching product line primarily reflects sales increases of $13.6 million of our 3000 and 5000 families of service delivery and aggregation switches, primarily to communication service providers, and $12.2 million of our Virtualization Edge software.
•EMEA revenue decreased by $4.6 million, primarily reflecting sales decreases of $8.1 million within our Networking Platforms segment and $1.4 million within our Global Services segment. These sales decreases were partially offset by a sales increase of $4.1 million within our Platform Software and Services segment.
•APAC revenue decreased by $6.6 million, primarily reflecting sales decreases of $8.5 million within our Networking Platforms segment and $1.5 million within our Blue Planet Automation Software and Services segment. These sales decreases were partially offset by sales increases of $2.3 million within our Global Services segment and $1.1 million within our Platform Software and Services segment.

Cost of Goods Sold and Gross Profit

The component elements that comprise our product cost of goods sold and services costs of goods sold are set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2021 Annual Report. There are a number of important factors or conditions that can adversely affect or cause our gross profit as a percentage of product or service revenue, or “gross margin,” to fluctuate on a quarterly basis. These are similarly described in detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of our 2021 Annual Report.

The tables below set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	January 29, 2022	January 30, 2021	%*
Total revenue	$844,443	$757,130	11.5%
Total cost of goods sold	460,256	399,239	15.3%
Gross profit	$384,187	$357,891	7.3%
%**	45.5%	47.3%
_____________________________________
*    Denotes % change from 2021 to 2022
**     Denotes % of Total Revenue

	Quarter Ended
	January 29, 2022	January 30, 2021	%*
Product revenue	$665,007	$597,220	11.4%
Product cost of goods sold	372,565	315,098	18.2%
Product gross profit	$292,442	$282,122	3.7%
%**	44.0%	47.2%
_____________________________________
*    Denotes % change from 2021 to 2022
**     Denotes % of Product Revenue

	Quarter Ended
	January 29, 2022	January 30, 2021	%*
Services revenue	$179,436	$159,910	12.2%
Services cost of goods sold	87,691	84,141	4.2%
Services gross profit	$91,745	$75,769	21.1%
% **	51.1%	47.4%
_____________________________________
*    Denotes % change from 2021 to 2022
**     Denotes % of Services Revenue

Quarter ended January 29, 2022 as compared to the quarter ended January 30, 2021
•Gross profit increased by $26.3 million. Gross margin decreased by 180 basis points, primarily due to increased costs of components, lower manufacturing efficiencies and market-based price compression, partially offset by a favorable product mix and improved services margin. As described in “Overview” above, we expect the current market shortage for semiconductor components and constrained supply environment to increase our costs of goods sold and to adversely impact our gross margin during fiscal 2022. We believe that these supply chain challenges and their adverse impact on our business and financial results will persist, at least through the remainder of fiscal 2022, and may extend into periods thereafter.
•Gross profit on products increased by $10.3 million. Product gross margin decreased by 320 basis points, primarily due to increased costs of components, lower manufacturing efficiencies and market-based price compression, partially offset by a favorable product mix.

•Gross profit on services increased by $16.0 million. Services gross margin increased by 370 basis points, primarily due to increased revenues on higher margin maintenance and consulting services and improved margins on installation and deployment services.

Operating Expense
Currency Fluctuations
Approximately 50.4% of our operating expense was non-U.S. Dollar-denominated during the first quarter of fiscal 2022, including expenses in Canadian Dollars, Indian Rupees, and Euros. During the first quarter of fiscal 2022, as compared to the first quarter of fiscal 2021, our operating expense, net of hedging, reported in U.S. Dollars slightly decreased by approximately $1.4 million, or 0.4%.
The component elements that comprise each of our operating expense categories in the table below are set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2021 Annual Report. The table below sets forth the changes in operating expense for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	January 29, 2022	January 30, 2021	%*
Research and development	$148,409	$132,741	11.8%
%**	17.6%	17.5%
Selling and marketing	118,881	97,278	22.2%
%**	14.1%	12.8%
General and administrative	44,498	39,993	11.3%
%**	5.3%	5.3%
Significant asset impairments and restructuring costs	3,409	5,867	(41.9)%
%**	0.4%	0.8%
Amortization of intangible assets	8,918	5,910	50.9%
%**	1.1%	0.8%
Acquisition and integration costs	68	307	(77.9)%
%**	—%	—%
Total operating expenses	$324,183	$282,096	14.9%
%**	38.4%	37.3%
_____________________________________
*    Denotes % change from 2021 to 2022
**     Denotes % of Total Revenue

Quarter ended January 29, 2022 as compared to the quarter ended January 30, 2021
•Research and development expense increased by $15.7 million. This primarily reflects increases in employee headcount and related compensation costs, professional services, prototype expense and technology and related costs.
•Selling and marketing expense increased by $21.6 million. This increase primarily reflects an increase in employee headcount and related compensation costs.
•General and administrative expense increased by $4.5 million, primarily reflecting increases in employee headcount and related compensation costs, recovery of bad debt and professional services.
•Significant asset impairments and restructuring costs decreased by $2.5 million, reflecting reduced costs associated with actions that we have taken to redesign certain business processes and align our global workforce and facilities as part of a business optimization strategy to improve gross margin and constrain operating expense.
•Amortization of intangible assets increased due to additional intangibles acquired in connection with our acquisition of Vyatta during the first quarter of fiscal 2022.
•Acquisition and integration costs decreased, reflecting costs in the first quarter of fiscal 2021 for acquisition compensation associated with a three-year earn-out arrangement related to the DonRiver Holdings, LLC acquisition in fiscal 2018. Acquisition and integration costs for the first quarter of fiscal 2022 reflect financial, legal and accounting advisors related to our acquisition of Vyatta.

Other Items
The table below sets forth the changes in other items for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	January 29, 2022	January 30, 2021	%*
Interest and other income (loss), net	$3,686	$(1,121)	428.8%
%**	0.4%	(0.1)%
Interest expense	$8,648	$7,360	17.5%
%**	1.0%	1.0%
Provision for income taxes	$9,219	$11,966	(23.0)%
%**	1.1%	1.6%
_____________________________________
*    Denotes % change from 2021 to 2022
**     Denotes % of Total Revenue

Quarter ended January 29, 2022 as compared to the quarter ended January 30, 2021
•Interest and other income (loss), net increased by $4.8 million, primarily reflecting a favorable adjustment to the carrying value of a cost method equity investment and the impact of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity.
•Interest expense increased primarily due to additional outstanding indebtedness, including the 2030 Notes entered into in the first quarter of fiscal 2022.
•Provision for income taxes decreased by $2.7 million primarily due to a decrease in pre-tax income as compared to the first quarter of fiscal 2021. The effective tax rate for the first quarter of fiscal 2022 decreased as compared to the first quarter of fiscal 2021, primarily due to an increased tax benefit associated with stock compensation.
Segment Profit (Loss)

The table below sets forth the changes in our segment profit (loss) for the respective periods (in thousands, except percentage data):

	Quarter Ended
	January 29, 2022	January 30, 2021	%*
Segment profit (loss):
Networking Platforms	$134,125	$156,431	(14.3)%
Platform Software and Services	$49,496	$27,660	78.9%
Blue Planet Automation Software and Services	$(1,034)	$(2,434)	57.5%
Global Services	$53,191	$43,493	22.3%
_____________________________________
*    Denotes % change from 2021 to 2022

Quarter ended January 29, 2022 as compared to the quarter ended January 30, 2021

•Networking Platforms segment profit decreased by $22.3 million, primarily due to lower gross margin, as described above, and higher research and development costs, partially offset by higher sales volume.
•Platform Software and Services segment profit increased by $21.8 million, primarily due to higher sales volume and higher gross margin on software-related services, partially offset by lower gross margin on software platform sales.
•Blue Planet Automation Software and Services segment loss decreased by $1.4 million, primarily due to higher sales volume and higher gross margin on software platform sales, partially offset by lower gross margin on software-related services.
•Global Services segment profit increased by $9.7 million, primarily due to higher sales volume and higher gross margin, as described above.

Liquidity and Capital Resources
Overview. For the three months ended January 29, 2022, we used $54.4 million of cash in operating activities as our working capital requirements of $157.6 million exceeded our net income (adjusted for non-cash charges) of $103.2 million. For additional details, see “Cash Used In Operating Activities” below.
Cash, cash equivalents and investments decreased by $6.4 million during the first three months of fiscal 2022. In addition to the cash used in operations, the decrease in cash also included the following items: (i) cash used to fund our investing activities for capital expenditures totaling $25.8 million; (ii) cash used for our acquisition of Vyatta of $56.0 million; (iii) cash used for stock repurchases under our stock repurchase program of $250.0 million; and (iv) stock repurchases on vesting of our stock unit awards to employees relating to tax withholding of $25.2 million. Proceeds from the issuance of the 2030 Notes provided $395.5 million in cash, net of paid debt issuance costs, and proceeds from the issuance of equity under our employee stock purchase plan provided $15.1 million in cash during the three months ended January 29, 2022.
See Notes 4, 15 and 18 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for additional information on these transactions.
The following table sets forth changes in our cash and cash equivalents and investments in marketable debt securities for the respective periods (in thousands):

	January 29, 2022	October 30, 2021	Increase (decrease)
Cash and cash equivalents	$1,118,636	$1,422,546	$(303,910)
Short-term investments in marketable debt securities	460,368	181,483	278,885
Long-term investments in marketable debt securities	88,640	70,038	18,602
Total cash and cash equivalents and investments in marketable debt securities	$1,667,644	$1,674,067	$(6,423)

Principal Sources of Liquidity. Our principal sources of liquidity on hand include our cash, cash equivalents and investments, which, as of January 29, 2022 totaled $1.7 billion, as well as the senior secured asset-backed revolving credit facility to which we and certain of our subsidiaries are parties (the “ABL Credit Facility”). The ABL Credit Facility provides for a total commitment of $300.0 million with a maturity date of October 28, 2024. We principally use the ABL Credit Facility to support the issuance of letters of credit that arise in the ordinary course of our business and thereby to reduce our use of cash required to collateralize these instruments. As of January 29, 2022, letters of credit totaling $84.4 million were collateralized by our ABL Credit Facility. There were no borrowings outstanding under the ABL Credit Facility as of January 29, 2022.
Foreign Liquidity. Cash, cash equivalents, and short-term investments held by our foreign subsidiaries was $231.3 million as of January 29, 2022. We intend to reinvest indefinitely our foreign earnings. If we were to repatriate the accumulated historical foreign earnings, the provisional amount of unrecognized deferred income tax liability related to foreign withholding taxes would be approximately $32.0 million.
Stock Repurchase Authorization. On December 9, 2021, we announced that our Board of Directors authorized a program to repurchase up to $1.0 billion of our common stock, which replaced in its entirety the previous stock repurchase program authorized in fiscal 2019. On December 13, 2021, in connection with this repurchase program, we entered into an accelerated share repurchase agreement for the repurchase of $250.0 million of our common stock. We made an upfront payment of $250.0 million under the ASR Agreement during the first quarter of fiscal 2022, and had $750.0 million remaining under the current repurchase authorization as of January 29, 2022. The repurchases contemplated by the ASR Agreement were completed on February 15, 2022. The amount and timing of any further repurchases under our stock repurchase program are subject to a variety of factors including liquidity, cash flow, stock price and general business and market conditions. The program may be modified, suspended, or discontinued at any time. See Note 18 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
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
Cash Used In Operating Activities
The following sections set forth the components of our $54.4 million of cash used in operating activities during the first three months of fiscal 2022:
Net income (adjusted for non-cash charges)
The following table sets forth our net income (adjusted for non-cash charges) during the period (in thousands):

Three Months Ended
January 29, 2022
Net income	$45,823
Adjustments for non-cash charges:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	23,653
Share-based compensation expenses	24,297
Amortization of intangible assets	12,230
Provision for inventory excess and obsolescence	3,799
Provision for warranty	2,817
Deferred taxes	(766)
Other	(8,615)
Net income (adjusted for non-cash charges)	$103,238

Working Capital
We used $157.6 million of cash for working capital during the period. The following table sets forth the major components of the cash used in working capital (in thousands):

Three Months Ended
January 29, 2022
Cash provided by accounts receivable	$87,223
Cash used in inventories	(87,178)
Cash used in prepaid expenses and other	(14,134)
Cash used in accounts payable, accruals and other obligations	(152,981)
Cash provided by deferred revenue	10,417
Cash used in operating lease assets and liabilities, net	(996)
Total cash used for working capital	$(157,649)

As compared to the end of fiscal 2021:

•The $87.2 million cash provided by accounts receivable during the first three months of fiscal 2022 reflects increased cash collections;
•The $87.2 million of cash used in inventories during the first three months of fiscal 2022 primarily reflects increases in raw materials inventory related to the steps that we are taking to mitigate the impact of current supply chain constraints and the global market shortage of semiconductor parts described in “Overview” above;
•The $14.1 million of cash used in prepaid expense and other during the first three months of fiscal 2022 primarily reflects increases in contract assets and product demonstration equipment, partially offset by decreases in prepaid VAT taxes and foreign currency forward contracts;

•The $153.0 million of cash used in accounts payable, accruals and other obligations during the first three months of fiscal 2022 primarily reflects the payment to employees under our annual cash incentive compensation plan and increased payments for inventory purchases during the first quarter of fiscal 2022;
•The $10.4 million of cash provided by deferred revenue during the first three months of fiscal 2022 represents an increase in advanced payments received from customers prior to revenue recognition; and
•The $1.0 million of cash used in operating lease assets and liabilities, net, during the first three months of fiscal 2022 represents cash paid for operating lease payments in excess of operating lease costs.
The days sales outstanding (“DSOs”) for the first three months of fiscal 2022 were 97 days, and the inventory turns for the first three months of fiscal 2022 were 3.3. The calculation of DSOs includes accounts receivables, net and contract assets for unbilled receivables, net included in prepaid expenses and other.
Cash Paid for Interest
The following table sets forth the cash paid for interest during the period (in thousands):

Three Months Ended
January 29, 2022
Term Loan due September 28, 2025(1)	$3,208
Senior Notes due January 31, 2030(2)	—
Interest rate swaps(3)	2,561
ABL Credit Facility(4)	713
Finance leases	1,188
Cash paid during period	$7,670

(1) Interest on the 2025 Term Loan is payable periodically based on the interest period selected for borrowing. The 2025 Term Loan bears interest at LIBOR for the chosen borrowing period plus a spread of 1.75% subject to a minimum LIBOR rate of 0.00%. At the end of the first quarter of fiscal 2022, the interest rate on the 2025 Term Loan was 1.85%.
(2) The 2030 Notes bear interest at a rate of 4.00% per annum and matures on January 31, 2030. Interest is payable on the 2030 Notes in arrears on January 31 and July 31 of each year, commencing on July 31, 2022. See Note 15 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this report.
(3) The interest rate swaps fix the LIBOR rate for $350.0 million of the 2025 Term Loan at 2.957% through September 2023.
(4) During the first three months of fiscal 2022, we utilized the ABL Credit Facility to collateralize certain standby letters of credit and paid $0.7 million in commitment fees, interest expense and other administrative charges relating to the ABL Credit Facility.

Contractual Obligations

Our contractual obligations have not changed materially since October 30, 2021, except for the item listed below. For a summary of our contractual obligations, see Item 7 of Part II of the 2021 Annual Report.

Debt. As of January 29, 2022, we had $400.0 million outstanding principal associated with our 2030 Notes payable January 31, 2030. Future interest payments associated with the 2030 Notes total $128.6 million, with $16.6 million payable within 12 months. For additional information about our 2030 Notes, see Note 15 to our Condensed Consolidated Financial Statements included in Item I of Part I of this report.

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

Our critical accounting policies and estimates have not changed materially since October 30, 2021. For a discussion of our critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our 2021 Annual Report.

Effects of Recent Accounting Pronouncements

See Note 2 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for information relating to our discussion of the effects of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. For a discussion of quantitative and qualitative disclosures about market risk, see Item 7A of Part II of our 2021 Annual Report.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

    The information set forth under the heading “Litigation” in Note 21 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report, is incorporated herein by reference.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. Before investing in our securities, you should consider carefully the information contained in this report and in our 2021 Annual Report, including the risk factors identified in Item 1A of Part I thereof (Risk Factors). This report contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” above. Our actual results could differ materially from those contained in the forward-looking statements. Any of the risks discussed in our 2021 Annual Report, in this report, in other reports we file with the SEC, and other risks we have not anticipated or discussed, could have a material adverse impact on our business, financial condition or results of operations. Except as set forth below, there has been no material change to our Risk Factors from those presented in our 2021 Annual Report.

Challenges relating to current supply chain constraints, including semiconductor components, could adversely impact our revenue, gross margins and financial results.
Due to increased demand across a range of industries, the global supply chain for certain raw materials and components, including the semiconductor components used in most of our products, has experienced significant strain in recent periods. This constrained supply environment has adversely affected, and could further affect, availability, lead times and cost of components, and could impact our ability to meet customer demand in circumstances where we cannot timely secure supply of these components. In an effort to mitigate these risks, in some cases, we have incurred higher costs to secure available inventory, or have extended or placed non-cancellable purchase commitments with semiconductor suppliers, which introduces inventory risk if our forecasts and assumptions prove inaccurate. We have also multi-sourced and pre-ordered components and finished goods inventory in some cases in an effort to reduce the impact of the adverse supply chain conditions we have experienced. Despite our attempts to mitigate the impact on our business, these constrained supply conditions are expected to adversely impact our costs of goods sold, including our ability to continue to reduce the cost to produce our products in a manner consistent with prior periods, and may impact the timing and amount of revenue we realize. During the first quarter of fiscal 2022, we experienced disruptions in our supply chain relating to later-than-expected delivery of certain key components from a few suppliers that adversely impacted our revenue for the first quarter of fiscal 2022. In addition, in connection with the current supply chain disruptions, some suppliers have indicated that, as a result of current shortages, they intend to cease manufacture of certain components used in our products. These supply chain constraints and their related challenges could result in shortages, increased material costs or use of cash, engineering design changes, and delays in new product introductions, each of which could adversely impact our revenue, gross margin, and financial results.

The COVID-19 pandemic has also contributed to and exacerbated this strain. Limits on manufacturing availability or capacity or delays in production or delivery of components or raw materials due to COVID-related restrictions could further delay or inhibit our ability to obtain supply of components and produce finished goods. There can be no assurance that the impacts of the pandemic on the supply chain will not continue, or worsen, in the future.

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
For example, during the first quarter of fiscal 2022, we experienced third-party manufacturing disruptions that took production of certain of our products offline for a period of time, which resulted in an adverse impact to our revenue for the first quarter of fiscal 2022. These and other risks could impair our ability to fulfill orders, harm our sales and impact our reputation with customers. If our contract manufacturers are unable or unwilling to continue manufacturing our products or components of our products, or if we experience a disruption of manufacturing or our contract manufacturers discontinue operations, we may be required to identify and qualify alternative manufacturers, which could cause us to be delayed in or unable to meet our supply requirements to our customers and result in the breach of our customer agreements. The process of qualifying a new contract manufacturer and commencing volume production is expensive and time-consuming, and if we are required to change or qualify a new contract manufacturer, we would likely experience significant business disruption and could lose revenue and damage our existing customer relationships.

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
•natural disasters (including as a result of climate change), acts of war or terrorism, and public health emergencies, including the COVID-19 pandemic; and
•uncertain economic, legal and political conditions in Europe, Asia and other regions where we do business, including, for example, as a result of the ongoing military conflict between Russia and Ukraine and changes in China-Taiwan relations.

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

In addition, there may be changes to our business, operations and financial results if there is instability, disruption or destruction in a significant geographic region, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; natural or man-made disasters; or public health emergencies. For example, in February 2022, armed conflict escalated between Russia and Ukraine. The U.S. and certain other countries have imposed sanctions on Russia and could impose further sanctions against it, which could damage or disrupt international commerce and the global economy. It is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geo-political instability and uncertainty could have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions including closures of air space, and could increase the costs, risks and adverse impacts from supply chain and logistics challenges.

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
In the ordinary course of our business, we maintain on our network systems, and on the networks of our third-party providers, certain information that is confidential, proprietary or otherwise sensitive in nature. This information includes intellectual property, financial information and confidential business information relating to us and our customers, suppliers and other business partners. Companies in the technology industry have been increasingly subjected to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access to networks or sensitive information. Our network systems and storage and other business applications, and the systems and storage and other business applications maintained by our third-party providers, have been in the past, and may be in the future, subjected to attempts to gain unauthorized access, breach, malfeasance or other system disruptions. In some cases, it is difficult to anticipate or to detect immediately such incidents and the damage caused thereby. If an actual or perceived breach of security occurs in our network or any of our third-party providers’ networks, we could incur significant costs and our reputation could be harmed. In addition, the internet has experienced an increase in cyber threats during the COVID-19 pandemic in the form of phishing emails, malware attachments and malicious websites. These risks, as well as the number and frequency of cybersecurity events globally, may also be heightened during times of geopolitical tension or instability between countries, including, for example, the ongoing military conflict between Russia and Ukraine, from which a number of recent cybersecurity events have been alleged to have originated.

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

If we fail to predict demand accurately, we may be required to write off significant amounts of inventory as a result of our inventory purchase practices and could incur additional costs that would adversely impact our results of operations.

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

We are currently experiencing a strong demand environment, including customers placing larger than typical orders upon us as they provide additional demand visibility or implement security of supply measures in the face of broader industry supply chain challenges. At the same time, we are experiencing longer lead times with suppliers that require us to make purchase commitments in advance of our past practices in order to secure supply. These conditions may exacerbate the risks associated with accurately matching demand and inventory. If we are required to write off or write down a significant amount of inventory, our results of operations for the applicable period would be materially adversely affected. Conversely, if we underestimate our demand, our contract manufacturers and component suppliers may have inadequate time, materials, or components required to manufacture our products. This could result in loss of revenue, increased costs, or delays that could adversely impact customer satisfaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides a summary of repurchases of our common stock during the first quarter of fiscal 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
October 31, 2021 to November 27, 2021	—	$—	—	$—
November 28, 2021 to December 25, 2021	2,698,327	$69.78	2,698,327	$750,000
December 26, 2021 to January 29, 2022	—	$—	—	$750,000
	2,698,327	$—	2,698,327	$750,000

(1) On December 9, 2021, we announced that our Board of Directors had authorized a program to repurchase up to $1.0 billion of our common stock, which replaced in its entirety our previous stock repurchase program. On December 13, 2021, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman, Sachs & Co. (“Goldman”). Pursuant to the ASR Agreement, during the quarter ended January 29, 2022, we made an upfront payment of $250.0 million (the “Repurchase Price”) and received an initial delivery of 2.7 million shares of our common stock which were retired. On February 15, 2022, we received a delivery from Goldman of the remaining 884,531 shares of common stock repurchased under the ASR Agreement, calculated based on the average of the daily volume-weighted average prices of our common stock of $69.78 for the period December 14, 2021 to February 11, 2022, which completed the repurchases contemplated by the ASR Agreement.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits

4.1
Indenture, dated as of January 18, 2022, by and among Ciena Corporation, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference from Exhibit 4.1 to Ciena’s Current Report on Form 8-K, filed with the SEC on January 18, 2022)

4.2	Form of 4.00% Senior Notes due 2030 (included in Exhibit 4.1)
10.1
ASR Agreement, dated December 13, 2021, by and between Ciena Corporation and Goldman Sachs & Co. LLC (Incorporated by reference from Exhibit 10.1 to Ciena’s Current Report on Form 8-K, filed with the SEC on December 14, 2021)

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

Ciena Corporation
Date:	March 9, 2022	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	March 9, 2022	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)