Form 10-Q
period 2022-07-30
CIENA CORP
filed 2022-09-07
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 2, 2022
Common Stock, par value $0.01 per share	148,141,810

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended
	July 30	July 31	July 30	July 31
	2022	2021	2022	2021
Revenue:
Products	$684,284	$804,414	$2,109,239	$2,071,677
Services	183,697	183,727	552,412	507,521
Total revenue	867,981	988,141	2,661,651	2,579,198
Cost of goods sold:
Products	434,756	420,236	1,259,378	1,074,935
Services	92,446	93,355	275,526	259,403
Total cost of goods sold	527,202	513,591	1,534,904	1,334,338
Gross profit	340,779	474,550	1,126,747	1,244,860
Operating expenses:
Research and development	150,025	146,225	457,758	389,212
Selling and marketing	105,880	114,924	344,700	322,589
General and administrative	41,121	48,863	131,191	132,491
Significant asset impairments and restructuring costs	7,692	9,789	20,203	23,865
Amortization of intangible assets	8,919	5,967	26,757	17,896
Acquisition and integration costs	35	259	598	860
Total operating expenses	313,672	326,027	981,207	886,913
Income from operations	27,107	148,523	145,540	357,947
Interest and other income (loss), net	366	795	4,860	(1,600)
Interest expense	(12,642)	(7,776)	(33,275)	(22,921)
Income before income taxes	14,831	141,542	117,125	333,426
Provision (benefit) for income taxes	4,319	(96,690)	21,868	(63,271)
Net income	$10,512	$238,232	$95,257	$396,697
Basic net income per common share	$0.07	$1.53	$0.63	$2.55
Diluted net income per potential common share	$0.07	$1.52	$0.62	$2.53
Weighted average basic common shares outstanding	149,862	155,271	152,083	155,277
Weighted average dilutive potential common shares outstanding	150,463	156,744	153,209	156,742

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Quarter Ended		Nine Months Ended
	July 30	July 31	July 30	July 31
	2022	2021	2022	2021
Net income	$10,512	$238,232	$95,257	$396,697
Change in unrealized loss on available-for-sale securities, net of tax	(79)	(21)	(2,184)	(28)
Change in unrealized gain (loss) on foreign currency forward contracts, net of tax	(91)	(4,766)	(6,776)	5,667
Change in unrealized gain (loss) on forward starting interest rate swaps, net of tax	(1,613)	1,620	9,425	5,650
Change in cumulative translation adjustments	(4,037)	(6,823)	(22,783)	19,439
Other comprehensive gain (loss)	(5,820)	(9,990)	(22,318)	30,728
Total comprehensive income	$4,692	$228,242	$72,939	$427,425

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	July 30, 2022	October 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$859,687	$1,422,546
Short-term investments	321,823	181,483
Accounts receivable, net of allowance for credit losses of $11.7 million and $10.9 million as of July 30, 2022 and October 30, 2021, respectively.	802,484	884,958
Inventories, net	826,673	374,265
Prepaid expenses and other	377,709	325,654
Total current assets	3,188,376	3,188,906
Long-term investments	77,723	70,038
Equipment, building, furniture and fixtures, net	281,690	284,968
Operating right-of-use assets	45,452	44,285
Goodwill	328,978	311,645
Other intangible assets, net	76,918	65,314
Deferred tax asset, net	797,924	800,180
Other long-term assets	103,721	99,891
Total assets	$4,900,782	$4,865,227
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$439,229	$356,176
Accrued liabilities and other short-term obligations	301,589	409,285
Deferred revenue	147,808	118,007
Operating lease liabilities	19,786	18,632
Current portion of long-term debt	6,930	6,930
Total current liabilities	915,342	909,030
Long-term deferred revenue	61,845	57,457
Other long-term obligations	150,767	166,803
Long-term operating lease liabilities	42,639	41,564
Long-term debt, net	1,062,453	670,355
Total liabilities	$2,233,046	$1,845,209
Commitments and contingencies (Note 22)
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 148,293,357 and 154,858,981 shares issued and outstanding	1,483	1,549
Additional paid-in capital	6,378,007	6,803,162
Accumulated other comprehensive income (loss)	(21,879)	439
Accumulated deficit	(3,689,875)	(3,785,132)
Total stockholders’ equity	2,667,736	3,020,018
Total liabilities and stockholders’ equity	$4,900,782	$4,865,227

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended
	July 30	July 31
	2022	2021
Cash flows provided by (used in) operating activities:
Net income	$95,257	$396,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	68,280	71,918
Share-based compensation costs	77,827	62,970
Amortization of intangible assets	36,521	27,341
Deferred taxes	(19,824)	(139,543)
Provision for inventory excess and obsolescence	12,038	13,460
Provision for warranty	12,416	12,726
Other	(442)	6,350
Changes in assets and liabilities:
Accounts receivable	74,478	(163,149)
Inventories	(464,664)	(38,821)
Prepaid expenses and other	(39,805)	(17,272)
Operating lease right-of-use assets	12,504	12,340
Accounts payable, accruals and other obligations	(37,587)	31,388
Deferred revenue	34,949	24,969
Short- and long-term operating lease liabilities	(15,197)	(14,618)
Net cash provided by (used in) operating activities	(153,249)	286,756
Cash flows used in investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(66,908)	(67,290)
Purchase of available-for-sale securities	(614,333)	(132,895)
Proceeds from maturities of available-for-sale securities	460,000	122,063
Settlement of foreign currency forward contracts, net	4,450	7,326
Purchase of cost method equity investments	(8,000)	—
Proceeds from sale of cost method equity investments	—	4,678
Acquisition of business, net of cash acquired	(62,043)	—
Net cash used in investing activities	(286,834)	(66,118)
Cash flows used in financing activities:
Proceeds from issuance of senior notes	400,000	—
Payment of long-term debt	(3,465)	(5,197)
Payment of debt issuance costs	(5,159)	—
Payment of finance lease obligations	(2,555)	(2,243)
Shares repurchased for tax withholdings on vesting of stock unit awards	(41,280)	(36,484)
Repurchases of common stock - repurchase program	(487,792)	(64,555)
Proceeds from issuance of common stock	30,224	28,289
Net cash used in financing activities	(110,027)	(80,190)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12,780)	1,344
Net increase (decrease) in cash, cash equivalents and restricted cash	(562,890)	141,792
Cash, cash equivalents and restricted cash at beginning of period	1,422,604	1,088,708
Cash, cash equivalents and restricted cash at end of period	$859,714	$1,230,500
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$24,823	$22,392
Cash paid during the period for income taxes, net	$28,593	$46,165
Operating lease payments	$16,342	$16,162
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$9,320	$5,517
Repurchase of common stock in accrued liabilities from repurchase program	$5,000	$800
Operating right-of-use assets subject to lease liability	$8,226	$4,182
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at October 30, 2021	154,858,981	$1,549	$6,803,162	$439	$(3,785,132)	$3,020,018
Net income	—	—	—	—	95,257	95,257
Other comprehensive loss	—	—	—	(22,318)	—	(22,318)
Repurchase of common stock - repurchase program	(8,279,710)	(83)	(491,909)	—	—	(491,992)
Issuance of shares from employee equity plans	2,359,326	23	30,201	—	—	30,224
Share-based compensation expense	—	—	77,827	—	—	77,827
Shares repurchased for tax withholdings on vesting of stock unit awards	(645,240)	(6)	(41,274)	—	—	(41,280)
Balance at July 30, 2022	148,293,357	$1,483	$6,378,007	$(21,879)	$(3,689,875)	$2,667,736

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at October 31, 2020	154,563,005	$1,546	$6,826,531	$(35,358)	$(4,283,122)	$2,509,597
Net income	—	—	—	—	396,697	396,697
Other comprehensive income	—	—	—	30,728	—	30,728
Repurchase of common stock - repurchase program	(1,203,439)	(12)	(65,343)	—	—	(65,355)
Issuance of shares from employee equity plans	2,430,224	24	28,265	—	—	28,289
Share-based compensation expense	—	—	62,970	—	—	62,970
Shares repurchased for tax withholdings on vesting of stock unit awards	(686,475)	(7)	(36,477)	—	—	(36,484)
Effect of adoption of new accounting standard	—	—	—	—	(2,206)	(2,206)
Balance at July 31, 2021	155,103,315	$1,551	$6,815,946	$(4,630)	$(3,888,631)	$2,924,236

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

(2) SIGNIFICANT ACCOUNTING POLICIES
Except for the changes in certain policies described below, there have been no material changes to Ciena’s significant accounting policies, compared to the accounting policies described in Note 1 above, Ciena Corporation and Significant Accounting Policies and Estimates, in Notes to Consolidated Financial Statements in Item 8 of Part II of the 2021 Annual Report.

Newly Issued Accounting Standards - Effective

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2019-12 (“ASU 2019-12”), Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify GAAP for other areas of ASC 740 by clarifying and amending existing guidance. Most amendments within this standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. ASU 2019-12 was effective for Ciena beginning in the first quarter of fiscal 2022. Ciena adopted ASU 2019-12 beginning in the first quarter of fiscal 2022 without any material impact on its financial position and results of operations.

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

The tables below set forth Ciena’s disaggregated revenue for the respective periods (in thousands):

	Quarter Ended July 30, 2022
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Converged Packet Optical	$563,837	$—	$—	$—	$563,837
Routing and Switching	100,741	—	—	—	100,741
Platform Software and Services	—	63,483	—	—	63,483
Blue Planet Automation Software and Services	—	—	17,342	—	17,342
Maintenance Support and Training	—	—	—	72,760	72,760
Installation and Deployment	—	—	—	38,704	38,704
Consulting and Network Design	—	—	—	11,114	11,114
Total revenue by product line	$664,578	$63,483	$17,342	$122,578	$867,981

Timing of revenue recognition:
Products and services at a point in time	$664,578	$15,230	$4,632	$9,408	$693,848
Services transferred over time	—	48,253	12,710	113,170	174,133
Total revenue by timing of revenue recognition	$664,578	$63,483	$17,342	$122,578	$867,981

	Quarter Ended July 31, 2021
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Converged Packet Optical	$712,906	$—	$—	$—	$712,906
Routing and Switching	69,698	—	—	—	69,698
Platform Software and Services	—	56,945	—	—	56,945
Blue Planet Automation Software and Services	—	—	16,607	—	16,607
Maintenance Support and Training	—	—	—	74,006	74,006
Installation and Deployment	—	—	—	46,653	46,653
Consulting and Network Design	—	—	—	11,326	11,326
Total revenue by product line	$782,604	$56,945	$16,607	$131,985	$988,141

Timing of revenue recognition:
Products and services at a point in time	$782,604	$17,928	$4,558	$6,508	$811,598
Services transferred over time	—	39,017	12,049	125,477	176,543
Total revenue by timing of revenue recognition	$782,604	$56,945	$16,607	$131,985	$988,141

	Nine Months Ended July 30, 2022
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Converged Packet Optical	$1,730,066	$—	$—	$—	$1,730,066
Routing and Switching	295,638	—	—	—	295,638
Platform Software and Services	—	205,557	—	—	205,557
Blue Planet Automation Software and Services	—	—	55,334	—	55,334
Maintenance Support and Training	—	—	—	219,270	219,270
Installation and Deployment	—	—	—	120,504	120,504
Consulting and Network Design	—	—	—	35,282	35,282
Total revenue by product line	$2,025,704	$205,557	$55,334	$375,056	$2,661,651

Timing of revenue recognition:
Products and services at a point in time	$2,025,704	$66,655	$17,442	$31,368	$2,141,169
Services transferred over time	—	138,902	37,892	343,688	520,482
Total revenue by timing of revenue recognition	$2,025,704	$205,557	$55,334	$375,056	$2,661,651

	Nine Months Ended July 31, 2021
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Converged Packet Optical	$1,798,888	$—	$—	$—	$1,798,888
Routing and Switching	197,632	—	—	—	197,632
Platform Software and Services	—	163,472	—	—	163,472
Blue Planet Automation Software and Services	—	—	57,499	—	57,499
Maintenance Support and Training	—	—	—	212,054	212,054
Installation and Deployment	—	—	—	124,263	124,263
Consulting and Network Design	—	—	—	25,390	25,390
Total revenue by product line	$1,996,520	$163,472	$57,499	$361,707	$2,579,198

Timing of revenue recognition:
Products and services at a point in time	$1,996,520	$54,756	$20,497	$9,776	$2,081,549
Services transferred over time	—	108,716	37,002	351,931	497,649
Total revenue by timing of revenue recognition	$1,996,520	$163,472	$57,499	$361,707	$2,579,198

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
For the periods below, Ciena’s geographic distribution of revenue was as follows (in thousands):

	Quarter Ended		Nine Months Ended
	July 30	July 31	July 30	July 31
	2022	2021	2022	2021
Geographic distribution:
Americas	$617,366	$692,853	$1,913,350	$1,776,939
EMEA	124,185	189,180	420,075	499,652
APAC	126,430	106,108	328,226	302,607
Total revenue by geographic distribution	$867,981	$988,141	$2,661,651	$2,579,198
Ciena’s revenue includes $574.3 million and $623.9 million of United States revenue for the third quarter of fiscal 2022 and 2021, respectively. For the nine months ended July 30, 2022 and July 31, 2021, United States revenue was $1.8 billion and $1.6 billion, respectively. No other country accounted for 10% or more of total revenue for the periods presented above.
For the periods below, customers accounting for at least 10% of Ciena’s revenue were as follows (in thousands):

	Quarter Ended		Nine Months Ended
	July 30	July 31	July 30	July 31
	2022	2021	2022	2021
Verizon	$108,495	$131,892	$273,158	n/a
AT&T	100,293	119,199	314,358	313,140
Web-scale provider	n/a	119,728	n/a	n/a
Total	$208,788	$370,819	$587,516	$313,140
_____________________________
n/a    Denotes revenue representing less than 10% of total revenue for the periods presented

The Web-scale provider noted in the above table purchased products from each of Ciena’s operating segments excluding Blue Planet® Automation Software and Services. The other customers identified above purchased products and services from each of Ciena’s operating segments for each of the periods presented.

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

•Routing and Switching - includes the 3000 family of service delivery platforms and the 5000 family of service aggregation. This product line also includes the 6500 Packet Transport System (PTS), which combines packet switching, control plane operation, and integrated optics, the 8100 Coherent IP networking platforms, and the 8700 Packetwave Platform. This product line also includes the Vyatta (as defined in Note 4 below) virtual routing and switching products acquired from AT&T during the first quarter of fiscal 2022.

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

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities (deferred revenue) from contracts with customers (in thousands):

	Balance at July 30, 2022	Balance at October 30, 2021
Accounts receivable, net	$802,484	$884,958
Contract assets for unbilled accounts receivable, net	$157,448	$101,355
Deferred revenue	$209,653	$175,464

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

Contract liabilities consist of deferred revenue and represent advanced payments against non-cancelable customer orders received prior to revenue recognition. Ciena recognized approximately $98.9 million and $94.7 million of revenue during the first nine months of fiscal 2022 and 2021, respectively, that was included in the deferred revenue balance as of October 30, 2021 and October 31, 2020, respectively. Revenue recognized due to changes in transaction price from performance obligations satisfied or partially satisfied in previous periods was immaterial during the nine months ended July 30, 2022 and July 31, 2021.

Capitalized Contract Acquisition Costs

Capitalized contract acquisition costs consist of deferred sales commissions, and were $36.1 million and $27.6 million as of July 30, 2022 and October 30, 2021, respectively. Capitalized contract acquisition costs were included in (i) prepaid expenses and other and (ii) other long-term assets. The amortization expense associated with these costs was $20.5 million and $16.8 million during the first nine months of fiscal 2022 and 2021, respectively, and was included in selling and marketing expense on the Condensed Consolidated Statement of Operations.

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) are comprised of non-cancelable customer purchase orders for products and services that are awaiting transfer of control for revenue recognition under the applicable contract terms. As of July 30, 2022, the aggregate amount of RPO was $2.9 billion. As of July 30, 2022, Ciena expects approximately 91% of the RPO to be recognized as revenue within the next 12 months.

(4)BUSINESS COMBINATIONS

Vyatta and Xelic Acquisitions

On November 1, 2021, Ciena acquired AT&T’s Vyatta Software Technology (“Vyatta”), a provider of software-based virtual routing and switching technology. AT&T is a customer of Ciena, see Note 3 above. On March 9, 2022, Ciena acquired Xelic, Inc., a provider and developer of field programmable gate array (FPGA) and application-specific integrated circuit (ASIC) technology and optical networking IP cores. These businesses were acquired for an aggregate of approximately $64.3 million, of which $63.5 million was paid in cash and $0.8 million represents a future payable arrangement. These transactions have each been accounted for as the acquisition of a business.
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

Ciena accounts for proceeds from government grants as a reduction of expense when there is reasonable assurance that Ciena has met the required conditions associated with the grant and that grant proceeds will be received. Grant benefits are recorded to the particular line item of the Condensed Consolidated Statement of Operations to which the grant activity relates. During the nine months ended July 31, 2021, Ciena recorded a CAD$52.2 million ($41.3 million) benefit, net of certain fees, related to CEWS for claim periods beginning March 15, 2020, including CAD$43.9 million ($35.2 million) related to employee wages during fiscal 2020.

The following table summarizes CEWS for the periods indicated (in thousands, U.S. Dollar):

	Quarter Ended		Nine Months Ended
	July 30	July 31	July 30	July 31
	2022	2021	2022	2021
Product	$—	$94	$—	$4,283
Service	—	47	—	2,667
CEWS benefit in cost of goods sold	—	141	—	6,950
Research and development	—	596	—	29,519
Sales and marketing	—	53	—	2,604
General and administrative	—	46	—	2,207
CEWS benefit in operating expense	—	695	—	34,330
Total CEWS benefit	$—	$836	$—	$41,280

(6)SIGNIFICANT ASSET IMPAIRMENT AND RESTRUCTURING COSTS

Restructuring Costs

Ciena has undertaken a number of restructuring activities intended to reduce expense and to align its workforce and costs with market opportunities, product development and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in accrued liabilities and other short-term obligations on the Condensed Consolidated Balance Sheets, for the nine months ended July 30, 2022 (in thousands):

	Workforce reduction		Other restructuring activities		Total
Balance at October 30, 2021	$781		$—		$781
Charges	2,224	(1)	13,992	(2)	16,216
Cash payments	(2,423)		(13,115)		(15,538)
Balance at July 30, 2022	$582		$877		$1,459
Current restructuring liabilities	$582		$877		$1,459

(1) Reflects employee costs associated with workforce reductions during the nine months ended July 30, 2022 as part of a business optimization strategy to improve gross margin, constrain operating expense and redesign certain business processes.
(2) Primarily represents the redesign of certain business processes associated with Ciena’s supply chain and distribution structure reorganization and costs related to restructured real estate facilities.

The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in accrued liabilities and other short-term obligations on the Condensed Consolidated Balance Sheets for the nine months ended July 31, 2021 (in thousands):

	Workforce reduction		Other restructuring activities		Total
Balance at October 30, 2020	$2,915		$—		$2,915
Charges	5,306	(1)	18,558	(2)	23,864
Cash payments	(7,051)		(18,558)		(25,609)
Balance at July 31, 2021	$1,170		$—		$1,170
Current restructuring liabilities	$1,170		$—		$1,170
(1) Reflects employee costs associated with workforce reductions during the nine months ended July 31, 2021 as part of a business optimization strategy to improve gross margin, constrain operating expense and redesign certain business processes.
(2) Primarily represents the redesign of certain business processes associated with Ciena’s supply chain and distribution structure reorganization and costs related to restructured real estate facilities.

Significant Asset Impairments

In February 2022, armed conflict escalated between Russia and Ukraine. The United States and certain other countries have imposed sanctions on Russia and could impose further sanctions. On March 7, 2022, Ciena announced its decision to suspend its business operations in Russia immediately. As a result, Ciena recorded impairment charges of approximately $4.1 million of which $2.0 million was a provision for credit losses.

(7) INTEREST AND OTHER INCOME (LOSS), NET
The components of interest and other income (loss), net, are as follows for the periods indicated (in thousands):

	Quarter Ended		Nine Months Ended
	July 30	July 31	July 30	July 31
	2022	2021	2022	2021
Interest income	$2,774	$465	$4,962	$1,553
Gains (losses) on non-hedge designated foreign currency forward contracts	(985)	(4,414)	(2,911)	5,295
Foreign currency exchange gains (losses)	(788)	4,959	2,711	(8,534)
Unrealized gain on cost method equity investment	—	—	4,120	—
Other	(635)	(215)	(4,022)	86
Interest and other income (loss), net	$366	$795	$4,860	$(1,600)

Ciena Corporation, as the U.S. parent entity, uses the U.S. Dollar as its functional currency; however, some of its foreign branch offices and subsidiaries use local currencies as their functional currencies. Ciena recorded $2.7 million in foreign currency exchange rate gains for the first nine months of fiscal 2022 and during the first nine months of fiscal 2021, Ciena recorded $8.5 million in foreign currency exchange rate losses, both as a result of monetary assets and liabilities that were transacted in a currency other than Ciena’s functional currency. The related remeasurement adjustments were recorded in interest and other income (loss), net, on the Condensed Consolidated Statements of Operations. From time to time, Ciena uses foreign currency forwards to hedge this type of balance sheet exposure. These forwards are not designated as hedges for accounting purposes, and any net gain or loss associated with these derivatives is reported in interest and other income (loss), net, on the Condensed Consolidated Statements of Operations. During the first nine months of fiscal 2022, Ciena recorded losses of $2.9 million and during the first nine months of fiscal 2021, Ciena recorded gains of $5.3 million from non-hedge designated foreign currency forward contracts. During the first nine months of fiscal 2022, Ciena recorded an unrealized gain of $4.1 million on its cost method equity investment.

(8) INCOME TAXES

The effective tax rate for the quarter and nine months ended July 30, 2022 was higher than the effective tax rate for the quarter and nine months ended July 31, 2021, primarily due to the tax benefit associated with recording a deferred tax asset in the third quarter of fiscal 2021.

To accommodate the requirements of a global business, Ciena is reorganizing its global supply chain and distribution structure, which has included a legal entity reorganization and related system upgrade. During the third quarter of fiscal 2021, Ciena completed an internal transfer of certain of its non-U.S. intangible assets, which created amortizable tax basis resulting in the discrete recognition of a $124.2 million deferred tax asset with a corresponding tax benefit. The impact of this transfer is reflected in Ciena’s effective tax rate for the quarter and nine months ended July 31, 2021, which had a significant, one-time impact on its net income for these periods.

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

(9)CASH EQUIVALENT, SHORT-TERM AND LONG-TERM INVESTMENTS

As of the dates indicated, investments classified as available-for-sale are comprised of the following (in thousands):

	July 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$361,659	$11	$(2,945)	$358,725
Corporate debt securities	33,969	5	(100)	33,874
Time deposits	121,913	1	(26)	121,888
	$517,541	$17	$(3,071)	$514,487

Included in cash equivalents	$114,941	$—	$—	$114,941
Included in short-term investments	322,820	14	(1,011)	321,823
Included in long-term investments	79,780	3	(2,060)	77,723
	$517,541	$17	$(3,071)	$514,487

	October 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$251,713	$5	$(197)	$251,521
Time deposits	71,226	—	—	71,226
	$322,939	$5	$(197)	$322,747

Included in cash equivalents	$71,226	$—	$—	$71,226
Included in short-term investments	181,488	5	(10)	181,483
Included in long-term investments	70,225	—	(187)	70,038
	$322,939	$5	$(197)	$322,747

The following table summarizes the final legal maturities of debt investments as of July 30, 2022 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$437,761	$436,764
Due in 1-2 years	79,780	77,723
	$517,541	$514,487

(10) FAIR VALUE MEASUREMENTS

    As of each date indicated, the following table summarizes the assets and liabilities that are recorded at fair value on a recurring basis (in thousands):

	July 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$531,686	$—	$—	$531,686
Bond mutual fund	70,717	—	—	70,717
Time deposits	121,888	—	—	121,888
Deferred compensation plan assets	13,184	—	—	13,184
U.S. government obligations	—	358,725	—	358,725
Corporate debt securities	—	33,874	—	33,874
Foreign currency forward contracts	—	3,024	—	3,024
Forward starting interest rate swaps	—	759	—	759
Total assets measured at fair value	$737,475	$396,382	$—	$1,133,857

Liabilities:
Foreign currency forward contracts	$—	$3,399	$—	$3,399
Forward starting interest rate swaps	—	4,337	—	4,337
Total liabilities measured at fair value	$—	$7,736	$—	$7,736

	October 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,120,851	$—	$—	$1,120,851
Bond mutual fund	75,425	—	—	75,425
Time deposits	71,226	—	—	71,226
Deferred compensation plan assets	12,968	—	—	12,968
U.S. government obligations	—	251,521	—	251,521
Foreign currency forward contracts	—	14,935	—	14,935
Total assets measured at fair value	$1,280,470	$266,456	$—	$1,546,926

Liabilities:
Foreign currency forward contracts	$—	$716	$—	$716
Forward starting interest rate swaps	—	15,928	—	15,928
Total liabilities measured at fair value	$—	$16,644	$—	$16,644

As of each date indicated, the assets and liabilities above are presented on Ciena’s Condensed Consolidated Balance Sheets as follows (in thousands):

	July 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$717,344	$—	$—	$717,344
Short-term investments	6,947	314,876	—	321,823
Prepaid expenses and other	—	3,024	—	3,024
Long-term investments	—	77,723	—	77,723
Other long-term assets	13,184	759	—	13,943
Total assets measured at fair value	$737,475	$396,382	$—	$1,133,857

Liabilities:
Accrued liabilities and other short-term obligations	$—	$3,399	$—	$3,399
Other long-term obligations	—	4,337	—	4,337
Total liabilities measured at fair value	$—	$7,736	$—	$7,736

	October 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,267,502	$—	$—	$1,267,502
Short-term investments	—	181,483	—	181,483
Prepaid expenses and other	—	14,935	—	14,935
Long-term investments	—	70,038	—	70,038
Other long-term assets	12,968	—	—	12,968
Total assets measured at fair value	$1,280,470	$266,456	$—	$1,546,926

Liabilities:
Accrued liabilities and other short-term obligations	$—	$716	$—	$716
Other long-term obligations	—	15,928	—	15,928
Total liabilities measured at fair value	$—	$16,644	$—	$16,644

Ciena did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

(11) INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	July 30, 2022	October 30, 2021
Raw materials	$621,849	$175,399
Work-in-process	19,462	10,260
Finished goods	187,008	180,800
Deferred cost of goods sold	33,800	44,765
Gross inventories	862,119	411,224
Reserve for inventory excess and obsolescence	(35,446)	(36,959)
Inventories, net	$826,673	$374,265

    Ciena has been expanding its manufacturing capacity and accumulating raw materials inventory of components that are available, in some cases with expanded lead times, in an effort to prepare Ciena to produce finished goods more quickly when supply constraints ease for certain common components, including integrated circuit components, for which delivery continues to be delayed. The increase in raw materials inventory is related to these steps to mitigate the impact of current supply chain constraints and the global market shortage of semiconductor parts. Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand, which are affected by changes in Ciena’s strategic direction, discontinuance of a product or introduction of newer versions of products, declines in the sales of or forecasted demand for certain products, and general market conditions. During the first nine months of fiscal 2022, Ciena recorded a provision for inventory excess and obsolescence of $12.0 million, primarily related to a decrease in the forecasted demand for certain Networking Platforms products. Deductions from the provision for excess and obsolete inventory relate primarily to the sale of previously reserved items and disposal activities.

(12) PREPAID EXPENSES AND OTHER
As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	July 30, 2022	October 30, 2021
Contract assets for unbilled accounts receivable, net	$157,448	$101,355
Prepaid VAT and other taxes	71,140	77,388
Prepaid expenses	64,498	62,189
Product demonstration equipment, net	35,722	29,362
Capitalized contract acquisition costs	30,425	21,753
Other non-trade receivables	14,878	18,408
Derivative assets	3,024	14,935
Deferred deployment expense	574	264
	$377,709	$325,654

Depreciation of product demonstration equipment was $6.8 million during the first nine months of fiscal 2022 and $7.6 million during the first nine months of fiscal 2021.

For further discussion on contract assets and capitalized contract acquisition costs, see Note 3 above.

(13) INTANGIBLE ASSETS
As of the dates indicated, intangible assets are comprised of the following (in thousands):

	July 30, 2022			October 30, 2021
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Developed technology	$428,218	$(382,090)	$46,128	$395,726	$(359,828)	$35,898
Patents and licenses	7,815	(3,991)	3,824	7,815	(3,321)	4,494
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	390,822	(363,856)	26,966	375,329	(350,407)	24,922
Total intangible assets	$826,855	$(749,937)	$76,918	$778,870	$(713,556)	$65,314

The aggregate amortization expense of intangible assets was $36.5 million during the first nine months of fiscal 2022 and $27.3 million during the first nine months of fiscal 2021. Expected future amortization of intangible assets for the fiscal years indicated is as follows (in thousands):

Fiscal Year	Amount
2022 (remaining three months)	$7,757
2023	28,821
2024	19,187
2025	13,323
2026	7,105
Thereafter	725
$76,918

(14) OTHER BALANCE SHEET DETAILS
As of the dates indicated, accrued liabilities and other short-term obligations are comprised of the following (in thousands):

	July 30, 2022	October 30, 2021
Compensation, payroll related tax and benefits (1)	$98,174	$201,119
Warranty	45,689	48,019
Vacation	27,721	31,200
Interest payable	9,386	598
Income taxes payable	4,830	13,577
Finance lease liabilities	3,923	3,620
Foreign currency forward contracts	3,399	716
Other	108,467	110,436
	$301,589	$409,285
(1) Reduction is primarily due to bonus payments to employees under Ciena’s 2021 annual cash incentive compensation plan in the first quarter of fiscal 2022, and a lower accrual rate related to Ciena’s 2022 annual cash incentive compensation plan.

The following table summarizes the activity in Ciena’s accrued warranty for the periods indicated (in thousands):

	Beginning Balance	Current Period Provisions	Settlements	Ending Balance
Nine Months Ended July 31, 2021	$49,868	12,726	(14,455)	$48,139
Nine Months Ended July 30, 2022	$48,019	12,416	(14,746)	$45,689
As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	July 30, 2022	October 30, 2021
Products	$27,432	$12,859
Services	182,221	162,605
Total deferred revenue	209,653	175,464
Less current portion	(147,808)	(118,007)
Long-term deferred revenue	$61,845	$57,457

(15) DERIVATIVE INSTRUMENTS

Foreign Currency Derivatives

Ciena conducts business globally in numerous currencies, and thus is exposed to adverse foreign currency exchange rate changes. To limit this exposure, Ciena enters into foreign currency contracts. Ciena does not enter into such contracts for speculative purposes.

As of July 30, 2022 and October 30, 2021, Ciena had forward contracts to hedge its foreign exchange exposure in order to reduce variability that is principally related to research and development activities. The notional amount of these contracts was approximately $238.8 million and $288.6 million as of July 30, 2022 and October 30, 2021, respectively. These foreign exchange contracts have maturities of 24 months or less and have been designated as cash flow hedges.

As of July 30, 2022 and October 30, 2021, Ciena had forward contracts to hedge its foreign exchange exposure in order to reduce the variability in various currencies of certain balance sheet items. The notional amount of these contracts was approximately $111.7 million and $296.1 million as of July 30, 2022 and October 30, 2021, respectively. These foreign exchange contracts have maturities of 12 months or less and have not been designated as hedges for accounting purposes.

Interest Rate Derivatives

Ciena is exposed to floating rates of LIBOR interest on its term loan borrowings (see Note 16 below) and has hedged such risk by entering into floating to fixed interest rate swap arrangements (“interest rate swaps”). The interest rate swaps fix the LIBOR rate for $350.0 million of the 2025 Term Loan (as defined in Note 16 below) at 2.957% through September 2023. The total notional amount of interest rate swaps in effect was $350.0 million as of July 30, 2022 and October 30, 2021.

In April 2022, Ciena entered into floating to fixed forward starting interest rate swap arrangements (“forward starting swaps”). The forward starting swaps fix the Secured Overnight Funding Rate (“SOFR”) for $350.0 million of the 2025 Term Loan (as defined in Note 16 below) at 2.968% from September 2023 through the 2025 Term Loan maturity. The total notional amount of forward starting swaps effective September 2023 was $350.0 million as of July 30, 2022. Ciena entered into the forward starting swaps to hedge its anticipated SOFR rate risk from the 2025 Term Loan because the LIBOR rate is expected to be discontinued in 2023.

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

The net carrying value of the 2025 Term Loan was comprised of the following for the periods indicated (in thousands):

	July 30, 2022				October 30, 2021
	Principal Balance	Unamortized Discount	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
2025 Term Loan	$677,407	$(1,008)	$(1,887)	$674,512	$677,285

Deferred debt issuance costs that were deducted from the carrying amounts of the 2025 Term Loan totaled $1.9 million as of July 30, 2022 and $2.3 million at October 30, 2021. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the 2025 Term Loan. The amortization of deferred debt issuance costs for the 2025 Term Loan is included in interest expense, and was $0.5 million during the first nine months of each of fiscal 2022 and fiscal 2021. The carrying value of the 2025 Term Loan listed above is also net of any unamortized debt discounts.

As of July 30, 2022, the estimated fair value of the 2025 Term Loan was $674.1 million. The 2025 Term Loan is categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of the 2025 Term Loan using a market approach based on observable inputs, such as current market transactions involving comparable securities.

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

Prior to January 31, 2025, Ciena may redeem the 2030 Notes, in whole or part, at a redemption price equal to 102% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest. On or after January 31, 2025, Ciena may redeem the 2030 Notes, in whole or part, at the redemption prices set forth in the Indenture and form of the 2030 Notes, plus any accrued and unpaid interest. In addition, until January 31, 2025, Ciena may redeem up to 40% of the aggregate principal amount of the 2030 Notes with the net cash proceeds of certain equity offerings, as described in the Indenture, at a redemption price equal to 104% of the principal amount of the 2030 Notes to be redeemed, plus any accrued and unpaid interest. If a change of control triggering event occurs, as described in the Indenture, Ciena must offer to repurchase all of the 2030 Notes (unless otherwise redeemed) at a price equal to 101% of the principal amount thereof, plus any accrued and unpaid interest.

The net carrying value of the 2030 Notes was comprised of the following for the period indicated (in thousands):

	July 30, 2022
	Principal Balance	Deferred Debt Issuance Costs	Net Carrying Value
2030 Senior Notes 4.00% fixed-rate	$400,000	$(5,129)	$394,871

Deferred debt issuance costs that were deducted from the carrying amount of the 2030 Notes totaled $5.1 million as of July 30, 2022. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the 2030 Notes. The amortization of deferred debt issuance costs for the 2030 Notes is included in interest expense, and was $0.4 million during the first nine months of fiscal 2022.

As of July 30, 2022, the estimated fair value of the 2030 Notes was $368.0 million. The 2030 Notes are categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its 2030 Notes using a market approach based on observable inputs, such as current market transactions involving comparable securities.

(17) ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income (“AOCI”), net of tax, for the nine months ended July 30, 2022 (in thousands):

	Unrealized Gain (Loss) on			Cumulative
	Available-for-sale Securities	Foreign Currency Forward Contracts	Forward Starting Interest Rate Swaps	Foreign Currency Translation Adjustment	Total
Balance at October 30, 2021	$(164)	$6,216	$(12,179)	$6,566	$439
Other comprehensive gain (loss) before reclassifications	(2,184)	(5,207)	2,786	(22,783)	(27,388)
Amounts reclassified from AOCI	—	(1,569)	6,639	—	5,070
Balance at July 30, 2022	$(2,348)	$(560)	$(2,754)	$(16,217)	$(21,879)

The following table summarizes the changes in AOCI, net of tax, for the nine months ended July 31, 2021 (in thousands):

	Unrealized Gain (Loss) on			Cumulative
	Available-for-sale Securities	Foreign Currency Forward Contracts	Forward Starting Interest Rate Swaps	Foreign Currency Translation Adjustment	Total
Balance at October 31, 2020	$45	$(219)	$(21,535)	$(13,649)	$(35,358)
Other comprehensive gain (loss) before reclassifications	(28)	13,574	(1,399)	19,439	31,586
Amounts reclassified from AOCI	—	(7,907)	7,049	—	(858)
Balance at July 31, 2021	$17	$5,448	$(15,885)	$5,790	$(4,630)

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
The following table presents the calculation of Basic and Diluted EPS (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	July 30	July 31	July 30	July 31
	2022	2021	2022	2021
Net income	$10,512	$238,232	$95,257	$396,697
Basic weighted average shares outstanding	149,862	155,271	152,083	155,277
Effect of dilutive potential common shares	601	1,473	1,126	1,465
Diluted weighted average shares	150,463	156,744	153,209	156,742
Basic EPS	$0.07	$1.53	$0.63	$2.55
Diluted EPS	$0.07	$1.52	$0.62	$2.53
Antidilutive employee share-based awards, excluded	1,640	131	1,264	99

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

During the first nine months of fiscal 2022, Ciena repurchased an additional 4.7 million shares of its common stock, for an aggregate purchase price of $242.0 million at an average price of $51.50 per share. As of July 30, 2022, Ciena has repurchased an aggregate of 8.3 million shares for an aggregate purchase price of $492.0 million at an average price of $59.42 per share and has an aggregate of $508.0 million of authorized funds remaining under its stock repurchase program. The purchase price for the shares of Ciena’s stock repurchased is reflected as a reduction of common stock and additional paid-in capital.

Stock Repurchases Related to Stock Unit Award Tax Withholdings
Ciena repurchases shares of its common stock to satisfy employee tax withholding obligations due on vesting of stock unit awards. The related purchase price of $41.3 million for the shares of Ciena’s stock repurchased during the first nine months of fiscal 2022 is reflected as a reduction to stockholders’ equity. Ciena is required to allocate the purchase price of the repurchased shares as a reduction of common stock and additional paid-in capital.

(20) SHARE-BASED COMPENSATION EXPENSE

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended		Nine Months Ended
	July 30	July 31	July 30	July 31
	2022	2021	2022	2021
Products	$1,002	$1,037	$2,960	$2,488
Services	1,940	1,315	5,467	3,941
Share-based compensation expense included in cost of goods sold	2,942	2,352	8,427	6,429
Research and development	8,233	5,541	23,372	16,179
Selling and marketing	8,075	6,534	23,196	18,960
General and administrative	7,579	8,237	22,825	21,338
Share-based compensation expense included in operating expense	23,887	20,312	69,393	56,477
Share-based compensation expense capitalized in inventory, net	28	(193)	7	64
Total share-based compensation expense	$26,857	$22,471	$77,827	$62,970

As of July 30, 2022, total unrecognized share-based compensation expense was approximately $201.3 million, which relates to unvested stock unit awards and is expected to be recognized over a weighted-average period of 1.57 years.

(21) SEGMENTS AND ENTITY-WIDE DISCLOSURES
Segment Reporting
Ciena has the following operating segments for reporting purposes: (i) Networking Platforms; (ii) Platform Software and Services; (iii) Blue Planet Automation Software and Services; and (iv) Global Services.
Ciena's long-lived assets, including equipment, building, furniture and fixtures, right-of-use (“ROU”) assets, finite-lived intangible assets and maintenance spares, are not reviewed by Ciena's chief operating decision maker for purposes of evaluating performance and allocating resources. As of July 30, 2022, equipment, building, furniture and fixtures, net, totaled $281.7 million, and operating ROU assets totaled $45.5 million both of which support asset groups within Ciena’s four operating segments and unallocated selling and general and administrative activities. As of July 30, 2022, finite-lived intangible assets, goodwill and maintenance spares are assigned to asset groups within the following segments (in thousands):

	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Other intangible assets, net	$41,434	$—	$35,484	$—	$76,918
Goodwill	$83,738	$156,191	$89,049	$—	$328,978
Maintenance spares, net	$—	$—	$—	$45,853	$45,853

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
The table below sets forth Ciena’s segment profit (loss) and the reconciliation to net income for the periods indicated (in thousands):

	Quarter Ended		Nine Months Ended
	July 30	July 31	July 30	July 31
	2022	2021	2022	2021
Segment profit (loss):
Networking Platforms	$108,282	$244,535	$395,176	$612,378
Platform Software and Services	39,646	31,526	132,698	95,692
Blue Planet Automation Software and Services	(10,139)	(3,243)	(17,693)	11
Global Services	52,965	55,507	158,808	147,567
Total segment profit	190,754	328,325	668,989	855,648
Less: Non-performance operating expenses
Selling and marketing	105,880	114,924	344,700	322,589
General and administrative	41,121	48,863	131,191	132,491
Significant asset impairments and restructuring costs	7,692	9,789	20,203	23,865
Amortization of intangible assets	8,919	5,967	26,757	17,896
Acquisition and integration costs	35	259	598	860
Add: Other non-performance financial items
Interest expense and other income (loss), net	(12,276)	(6,981)	(28,415)	(24,521)
Less: Provision (benefit) for income taxes	4,319	(96,690)	21,868	(63,271)
Net income	$10,512	$238,232	$95,257	$396,697

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

	July 30, 2022	October 30, 2021
Canada	$238,288	$240,968
United States	51,333	50,744
Other International	37,521	37,541
Total	$327,142	$329,253

(22) COMMITMENTS AND CONTINGENCIES

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

(23) SUBSEQUENT EVENTS

Stock Repurchase Program

From the end of the third quarter of fiscal 2022 through September 2, 2022, Ciena repurchased an additional 154,247 shares of its common stock, for an aggregate purchase price of $8.0 million at an average price of $51.91 per share, inclusive of repurchases pending settlement. As of September 2, 2022, Ciena has repurchased an aggregate of 8,433,957 shares and has $500.0 million of authorized funds remaining under its stock repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report contains statements that discuss future events or expectations, projections of results of operations or financial condition, changes in the markets for our products and services, trends in our business, operational efforts such as expanding manufacturing capacity and accumulating inventory and their expected impacts, business prospects and strategies and other “forward-looking” information. Forward-looking statements may appear throughout this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “can,” “should,” “could,” “expects,” “future,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “projects,” “targets,” “prepare,” or “continue” or the negative of those words and other comparable words. You should be aware that the forward-looking statements contained in this report are based on our current views and assumptions, and are subject to known and unknown risks, uncertainties and other factors that may cause actual events or results to differ materially.

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

We are a networking systems, services and software company, providing solutions that enable a wide range of network operators to deploy and manage next-generation networks that deliver services to businesses and consumers. We provide hardware, software and services that enable the transport, routing, switching, aggregation, service delivery and management of video, data and voice traffic on communications networks. Our solutions are used globally by communications service providers, cable and multiservice operators, Web-scale providers, submarine network operators, governments, enterprises, research and education institutions and emerging network operators. Our portfolio is designed to enable what we refer to as the Adaptive Network™, our vision for a network end state that emphasizes a programmable and scalable network infrastructure, software control and automation capabilities, network analytics and intelligence, and related advanced services. Our solutions include Networking Platforms, including our Converged Packet Optical and Routing and Switching portfolios, which can be applied from the network core to end-user access points, and which allow network operators to scale capacity, increase transmission speeds, allocate traffic efficiently and adapt dynamically to changing end-user service demands. To complement our Networking Platforms, we offer Platform Software, which includes a wide array of software solutions that deliver operations, administration, maintenance, and provisioning (OAM&P) functionality, as well as domain control, orchestration, operational support systems (OSS) and service assurance to achieve closed loop automation across multi-vendor and multi-domain network environments. Through our Blue Planet® Software suite, we enable customers to accelerate the digital transformation of their networks through service lifecycle automation.

Demand Environment

Since the second quarter of fiscal 2021, we have experienced unprecedented demand for our products and services. Our quarterly order volumes during this period have significantly exceeded our revenue and historical order volumes, with some concentration of orders among certain existing Webscale and North America-based service provider customers. We believe that we are benefiting from certain shifts in business and consumer behaviors, in part accelerated by the COVID-19 pandemic, that represent positive, long-term trends for our business. These include 5G, enterprise and consumer cloud network adoption, increasing demands on the network edge, and network operator focus on resilience and automation. We believe some portion of these orders also reflects customer acceleration of future orders due to lengthened lead times or the implementation of security of supply strategies to address the supply constraints described below. As a result, our backlog has grown from $2.2 billion at the end of fiscal 2021 to $4.4 billion at the end of the third quarter of fiscal 2022. However, our order growth relative to revenue has begun to moderate from the first half of fiscal 2022 and we expect it to continue to moderate over time; and our backlog should not necessarily be viewed as an accurate indicator of revenue for any particular period. See “Risk Factors” in Item 1A of Part II of this report for further discussion of risks related to the demand environment.

Supply Chain Constraints

In the face of extraordinary demand across a range of industries, global supply for certain raw materials and components, including, in particular, semiconductor, integrated circuits and other electronic components used in most of our products, has experienced substantial constraint and disruption in recent periods. As a result, we have experienced significant component shortages, extended lead times, increased costs, and unexpected cancellation or delay of previously committed supply of key components across our supplier base. Beginning in the second half of fiscal 2021, we started placing significant, advanced orders for supply of certain long lead time components to address our expected customer demand for fiscal 2022 and the then emerging supply chain challenges. Since that time, we have continued to extend the duration of our purchase commitments, or placed non-cancellable, advanced orders with or through suppliers, particularly for long lead time components. As of July 30, 2022 we had $2.1 billion in outstanding purchase order commitments to our contract manufacturers and component suppliers for inventory.

During the third quarter of fiscal 2022, reliability of supply improved and the majority of our suppliers were able to deliver components by their promised, though in many cases, extended, lead times. However, we continued to experience substantial delays and lower-than-expected component deliveries from a small group of our suppliers of integrated circuit components that represent a small fraction of our overall materials but are essential for delivering finished products. Ongoing supply constraints and the unpredictable performance of our supply chain are impacting our ability to meet customer demand and our level of revenue and growth in fiscal 2022, in particular for our Converged Packet Optical products. At the same time, increased supply chain costs, including purchase price increases, supply premiums, expediting fees and freight and logistics, have impacted our gross margin and profitability in fiscal 2022. We expect these constrained supply conditions to increase our costs of goods sold in the near term and to adversely impact our ability to continue to reduce the cost to produce our products in a manner consistent with prior periods. We believe these supply chain challenges and their adverse impact on our business, our revenue and our profitability will persist at least through the remainder of fiscal 2022.

To mitigate the impact of these supply conditions on our business and customers, in addition to placing advance orders for inventory, we have been expanding our manufacturing capacity and accumulating components that are in available supply, in some cases with expanded lead times. We believe that this approach positions us to produce finished goods more quickly when supply constraints ease for those components for which delivery continues to be delayed. As a result of this strategy, our inventory has increased from $374.3 million at the end of fiscal 2021 to $826.7 million at the end of the third quarter of fiscal 2022. We have also implemented additional mitigation strategies, including multi-sourcing activities, qualifying alternative parts, and product redesign, and expect, over time, to realize the benefits of these mitigation activities. See “Risk Factors” in Item 1A of Part II of this report for further discussion of risks related to our supply chain and our mitigation activities.

Impact of Global Events on our Business and Operations

COVID-19 Pandemic. The impact of the COVID-19 pandemic and countermeasures taken to contain its spread remain dynamic. We continue to monitor the situation and actively assess further implications for our business, supply chain, fulfillment operations and customer demand. For example, we reopened a significant number of our offices globally during fiscal 2022. We continue to take meaningful precautions in accordance with relevant guidelines to protect the health and safety of our employees. Variants continue to emerge, efforts to mitigate or contain the impacts of the pandemic continue to evolve, and the duration and severity of the impact of the pandemic on our business and results of operations in future periods remain uncertain. If the COVID-19 pandemic or its adverse effects, including the effects of government-mandated lockdowns in several cities in China during fiscal 2022, become more severe or prevalent or are prolonged in the locations where we, our customers, suppliers or manufacturers conduct business, or we experience more pronounced disruptions in our business or operations, or in economic activity and demand for our products and services generally, our business and results of operations in future periods could be materially adversely affected. For additional information on the impact of COVID-19 upon our business, operations and financial results, and the steps that we have taken in response, see our 2021 Annual Report.
Russia and Ukraine Conflict. In February 2022, armed conflict escalated between Russia and Ukraine. The United States and certain other countries have imposed sanctions on Russia and could impose further sanctions, which could damage or disrupt international commerce and the global economy. We are complying with a broad range of United States and international sanctions and export control requirements imposed on Russia and, on March 7, 2022, we announced our decision to suspend our business operations in Russia immediately. Due to the limited amount of business that we have conducted in Russia historically, this decision has not materially impacted our results of operations for the third quarter of fiscal 2022 and we do not expect it to materially impact our results of operations going forward. See Note 6 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for more information on the impact of suspending our business operations in Russia.
Strategic and Financial Initiatives
Stock Repurchase Program and Accelerated Share Repurchase Agreement. On December 9, 2021, we announced that our Board of Directors had authorized a program to repurchase up to $1.0 billion of our common stock, which replaced in its entirety our previous stock repurchase program authorized in fiscal 2019. On December 13, 2021, in connection with this repurchase program, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) for the repurchase of $250.0 million of our common stock. We made an upfront payment of $250.0 million under the ASR Agreement during the first quarter of fiscal 2022, and the repurchases contemplated by the ASR Agreement were completed on February 15, 2022. During the first nine months of fiscal 2022, we repurchased $242.0 million of our common stock under the stock repurchase program, and we had $508.0 million remaining under the current repurchase authorization as of July 30, 2022. The amount and timing of any further repurchases under our stock purchase program are subject to a variety of factors, including liquidity, cash flow, stock price and general business and market conditions. The program may be modified, suspended, or discontinued at any time. See Notes 19 and 23 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for more information on our stock repurchase program.

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

Revenue
Currency Fluctuations
Approximately 13.2% and 14.0% of our revenue was non-U.S. Dollar-denominated during the third quarter and first nine months of fiscal 2022, respectively, primarily including sales in Euros, Canadian Dollars and British Pounds. During the third quarter of fiscal 2022, as compared to the third quarter of fiscal 2021, and during the first nine months of fiscal 2022, as compared to the first nine months of fiscal 2021, the U.S. Dollar primarily strengthened against these currencies. Consequently, our revenue for the third quarter and first nine months of fiscal 2022 reported in U.S. Dollars was adversely impacted by approximately $10.8 million, or 1.3%, and $19.3 million, or 0.7%, respectively.
Operating Segment Revenue
The table below sets forth the changes in our operating segment revenue for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	July 30, 2022	July 31, 2021	%*	July 30, 2022	July 31, 2021	%*
Revenue:
Networking Platforms
Converged Packet Optical	$563,837	$712,906	(20.9)%	$1,730,066	$1,798,888	(3.8)%
%**	65.0%	72.1%		65.0%	69.7%
Routing and Switching	100,741	69,698	44.5%	295,638	197,632	49.6%
%**	11.6%	7.1%		11.1%	7.7%
Total Networking Platforms	664,578	782,604	(15.1)%	2,025,704	1,996,520	1.5%
%**	76.6%	79.2%		76.1%	77.4%

Platform Software and Services	63,483	56,945	11.5%	205,557	163,472	25.7%
%**	7.3%	5.8%		7.7%	6.4%

Blue Planet Automation Software and Services	17,342	16,607	4.4%	55,334	57,499	(3.8)%
%**	2.0%	1.7%		2.1%	2.2%

Global Services
Maintenance Support and Training	72,760	74,006	(1.7)%	219,270	212,054	3.4%
%**	8.4%	7.5%		8.3%	8.2%
Installation and Deployment	38,704	46,653	(17.0)%	120,504	124,263	(3.0)%
%**	4.4%	4.7%		4.5%	4.8%
Consulting and Network Design	11,114	11,326	(1.9)%	35,282	25,390	39.0%
%**	1.3%	1.1%		1.3%	1.0%
Total Global Services	122,578	131,985	(7.1)%	375,056	361,707	3.7%
%**	14.1%	13.3%		14.1%	14.0%

Total revenue	$867,981	$988,141	(12.2)%	$2,661,651	$2,579,198	3.2%
_____________________________
*    Denotes % change from fiscal 2021 to fiscal 2022
**     Denotes % of total revenue

Quarter ended July 30, 2022 as compared to the quarter ended July 31, 2021

•Networking Platforms segment revenue decreased by $118.0 million, reflecting product line sales decreases of $149.1 million of our Converged Packet Optical products, partially offset by product line sales increases of $31.0 million of our Routing and Switching products.
◦Converged Packet Optical sales decreased, primarily reflecting sales decreases of $151.8 million of our 6500 Packet-Optical Platform, primarily to communication service providers and Web-scale providers, and $11.0 million of our 5400 family of Packet-Optical Platforms, primarily to communication service providers. These sales decreases were partially offset by a sales increase of $29.4 million of our 6500 Reconfigurable Line System (RLS) products, primarily to Web-scale providers and communication service providers.
◦Routing and Switching sales increased, primarily reflecting sales of $24.1 million of our Virtualization Edge software, which was acquired in the acquisition of the Vyatta Software Technology (“Vyatta”) and its virtual routing and switching technology in the first quarter of fiscal 2022, and a sales increase of $13.2 million of our 3000 and 5000 families of service delivery and aggregation switches to communication service providers. The increase in Routing and Switching sales was partially offset by a sales decrease of $5.8 million of our 8700 Packetwave Platform, primarily to communication service providers.
•Platform Software and Services segment revenue increased by $6.5 million, reflecting sales increases of $8.7 million in software services, primarily to communication service providers, offset by a sales decrease of $2.2 million in sales of software platforms.
•Blue Planet Automation Software and Services segment revenue remained relatively unchanged.
•Global Services segment revenue decreased by $9.4 million, primarily reflecting sales decreases of $7.9 million of our installation and deployment services and $1.2 million of our maintenance support and training services.
Nine months ended July 30, 2022 as compared to the nine months ended July 31, 2021
•Networking Platforms segment revenue increased by $29.2 million, reflecting product line sales increases of $98.0 million of our Routing and Switching products, offset by product line sales decreases of $68.8 million of our Converged Packet Optical products.
◦Converged Packet Optical sales decreased, primarily reflecting sales decreases of $95.3 million of our 6500 Packet-Optical Platform, primarily to communication service providers and Web-scale providers, $20.0 million of our 5400 family of Packet-Optical Platforms and $17.7 million of our Z-Series Packet-Optical Platform, both primarily to communication service providers. These sales decreases were partially offset by a sales increase of $70.7 million of our 6500 Reconfigurable Line System (RLS) products, primarily to Web-scale providers and communication service providers.
◦Routing and Switching sales increased, primarily reflecting sales of $61.8 million of our Virtualization Edge software, and a sales increase of $49.8 million of our 3000 and 5000 families of service delivery and aggregation switches to communication service providers. The increase in Routing and Switching sales was partially offset by a sales decrease of $14.7 million of our 8700 Packetwave Platform, primarily to communication service providers.
•Platform Software and Services segment revenue increased by $42.1 million, reflecting increases of $29.2 million in software services and $12.9 million in sales of software platforms. The increase in our software services was primarily due to increased sales of subscription services. The software sales increase was primarily due to increased sales of our MCP software platform.
•Blue Planet Automation Software and Services segment revenue decreased by $2.2 million, reflecting a decrease of $4.5 million in sales of automation software platforms due to extended project completion timeframes, offset by a sales increase of $2.4 million in software-related services.
•Global Services segment revenue increased by $13.3 million, primarily reflecting sales increases of $9.9 million of our consulting and network design services and $7.2 million of our maintenance support and training, partially offset by a sales decrease of $3.8 million of our installation and deployment services.

Revenue by Geographic Region

Our operating segments engage in business and operations across three geographic regions: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific, Japan and India (“APAC”). The geographic distribution of our revenue can fluctuate significantly from period to period, and the timing of revenue recognition for large network projects, particularly outside of the United States, can result in large variations in geographic revenue results in any particular period. The decrease in our Americas region revenue for the quarter ended July 30, 2022 was primarily driven by decreased sales in the United States and Canada.

The increase in our Americas region revenue for the nine months ended July 30, 2022 was primarily driven by increased sales in the United States, partially offset by decreased sales in Brazil. The increase in our APAC region revenue for the quarter ended July 30, 2022 was primarily driven by increased sales in India and Australia. The increase in our APAC region revenue for the nine months ended July 30, 2022 was primarily driven by increased sales in Australia and Singapore. The decrease in our EMEA region revenue for the quarter ended July 30, 2022 was primarily driven by decreased sales in the Netherlands and France. The decrease in our EMEA region revenue for the nine months ended July 30, 2022 was primarily driven by decreased sales in the Netherlands, France, Russia and Germany. Our Russia operations were suspended in March 2022.

The following table reflects our geographic distribution of revenue, principally based on the relevant location for our delivery of products and performance of services. The table sets forth the changes in geographic distribution of revenue for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	July 30, 2022	July 31, 2021	%*	July 30, 2022	July 31, 2021	%*
Americas	$617,366	$692,853	(10.9)%	$1,913,350	$1,776,939	7.7%
%**	71.1%	70.1%		71.9%	68.9%
EMEA	124,185	189,180	(34.4)%	420,075	499,652	(15.9)%
%**	14.3%	19.2%		15.8%	19.4%
APAC	126,430	106,108	19.2%	328,226	302,607	8.5%
%**	14.6%	10.7%		12.3%	11.7%
Total	$867,981	$988,141	(12.2)%	$2,661,651	$2,579,198	3.2%
_____________________________________
*    Denotes % change from fiscal 2021 to fiscal 2022
**     Denotes % of total revenue

Quarter ended July 30, 2022 as compared to the quarter ended July 31, 2021
•Americas revenue decreased by $75.5 million, reflecting sales decreases of $80.5 million within our Networking Platforms segment and $1.8 million within our Global Services segment. These sale decreases were offset by sales increases of $5.2 million within our Platform Software and Services segment and $1.5 million within our Blue Planet Automation Software and Services segment. The decrease within our Networking Platforms segment reflects product line sales decreases of $111.8 million of our Converged Packet Optical products, partially offset by sales increases of $31.3 million of our Routing and Switching products. The decrease within our Converged Packet Optical product line was primarily related to a sales decrease of $129.2 million of our 6500 Packet-Optical Platform, primarily to communication service providers and Web-Scale providers. This sales decrease was partially offset by a sales increase of $18.0 million of our Waveserver® products primarily to communication service providers. Routing and Switching product line sales reflect $24.1 million of our Virtualization Edge software and a sales increase of $12.9 million of our 3000 and 5000 families of service delivery and aggregation switches, primarily to communication service providers.
•EMEA revenue decreased by $65.0 million, primarily reflecting sales decreases of $57.1 million within our Networking Platforms segment, $6.5 million within our Global Services segment and $1.7 million within our Blue Planet Automation Software and Services segment. The decrease within our Networking Platforms segment primarily reflects product line sales decreases of $56.7 million of our Converged Packet Optical products, primarily related to a sales decrease of $35.9 million of our 6500 Packet-Optical Platform, primarily to communication service providers and Web-Scale providers and $20.5 million of our Waveserver® products primarily to Web-scale providers. Sales decreased by $2.2 million from customers in Russia.
•APAC revenue increased by $20.3 million, primarily reflecting sales increases of $19.5 million within our Networking Platforms segment and $1.1 million within our Platform Software and Services segment, partially offset by a sales decrease of $1.2 within our Global Services segment. The increase within our Networking Platforms segment primarily reflects product line sales increases of $19.4 million of Converged Packet Optical products, primarily reflecting sales increases of $13.2 million of our 6500 Packet-Optical Platform, primarily to customers in India.
Nine months ended July 30, 2022 as compared to the nine months ended July 31, 2021
•Americas revenue increased by $136.4 million, reflecting sales increases of $80.4 million within our Networking Platforms segment, $31.9 million within our Platform Software and Services segment, $19.6 million within our Global Services segment, and $4.5 million within our Blue Planet Automation Software and Services segment. Our

Networking Platforms segment revenue increase reflects product line sales increases of $102.2 million of Routing and Switching products, partially offset by product line sales decreases of $21.8 million of Converged Packet Optical products. Routing and Switching product line sales reflect $61.8 million of our Virtualization Edge software, and a sales increase of $51.0 million of our 3000 and 5000 families of service delivery and aggregation switches, primarily to communication service providers. Our Converged Packet Optical revenue decrease primarily reflects sales decreases of $77.2 million of our 6500 Packet-Optical Platform, $17.6 million of our 5400 family of Packet-Optical Platforms and $16.5 million of our Z-Series Packet-Optical Platform, primarily to communication service providers. These sales decreases were partially offset by sales increases of $48.7 million of our Waveserver® products, primarily to communication service providers, and $40.0 million of our 6500 Reconfigurable Line System (RLS) products, primarily to Web-Scale providers.
•EMEA revenue decreased by $79.6 million, reflecting sales decreases of $70.7 million within our Networking Platforms segment, $9.4 million within our Global Services segment and $5.8 million within our Blue Planet Automation Software and Services segment. These sales decreases were offset by a sales increase of $6.3 million within our Platform Software and Services segment. Our Networking Platforms segment revenue decrease primarily reflects product line sales decreases of $72.4 million of Converged Packet Optical products, primarily reflecting sales decreases of $49.0 million of our Waveserver® products primarily to Web-scale providers and $37.4 million of our 6500 Packet-Optical Platform, primarily to communication service providers and Web-scale providers. Sales decreased by $8.9 million from customers in Russia.
•APAC revenue increased by $25.6 million, primarily reflecting sales increases of $19.5 million within our Networking Platforms segment, $3.9 million within our Platform Software and Services segment and $3.1 million within our Global Services segment. Our Networking Platforms segment revenue increase reflects product line sales increases of $25.4 million of Converged Packet Optical products, primarily reflecting sales increases of $19.2 million of our 6500 Packet-Optical Platform, primarily to enterprise and government customers.

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

Canada Emergency Wage Subsidy (“CEWS”) benefits, recorded in the particular line item within cost of goods sold in our Condensed Consolidated Statement of Operations to which the grant activity relates, were $7.0 million in the first nine months of fiscal 2021, net of certain fees. The CEWS program expired in fiscal 2021. For further information relating to our receipt of amounts under the CEWS program, see Note 5 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report. The tables below set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	July 30, 2022	July 31, 2021	%*	July 30, 2022	July 31, 2021	%*
Total revenue	$867,981	$988,141	(12.2)%	$2,661,651	$2,579,198	3.2%
Total cost of goods sold	527,202	513,591	2.7%	1,534,904	1,334,338	15.0%
Gross profit	$340,779	$474,550	(28.2)%	$1,126,747	$1,244,860	(9.5)%
%**	39.3%	48.0%		42.3%	48.3%
_____________________________________
*    Denotes % change from fiscal 2021 to fiscal 2022
**     Denotes % of total revenue

	Quarter Ended			Nine Months Ended
	July 30, 2022	July 31, 2021	%*	July 30, 2022	July 31, 2021	%*
Product revenue	$684,284	$804,414	(14.9)%	$2,109,239	$2,071,677	1.8%
Product cost of goods sold	434,756	420,236	3.5%	1,259,378	1,074,935	17.2%
Product gross profit	$249,528	$384,178	(35.0)%	$849,861	$996,742	(14.7)%
%**	36.5%	47.8%		40.3%	48.1%
_____________________________________
*    Denotes % change from fiscal 2021 to fiscal 2022
**     Denotes % of product revenue

	Quarter Ended			Nine Months Ended
	July 30, 2022	July 31, 2021	%*	July 30, 2022	July 31, 2021	%*
Services revenue	$183,697	$183,727	—%	$552,412	$507,521	8.8%
Services cost of goods sold	92,446	93,355	(1.0)%	275,526	259,403	6.2%
Services gross profit	$91,251	$90,372	1.0%	$276,886	$248,118	11.6%
% **	49.7%	49.2%		50.1%	48.9%
_____________________________________
*    Denotes % change from fiscal 2021 to fiscal 2022
**     Denotes % of services revenue

Quarter ended July 30, 2022 as compared to the quarter ended July 31, 2021
•Gross profit decreased by $133.8 million. Gross margin decreased by 870 basis points, primarily due to increased costs of components resulting from global supply chain shortages and a higher concentration of lower margin product mix, partially offset by a larger percentage of higher margin services revenue. As described in “Overview” above, we expect the current constrained supply environment, including the current market shortage for semiconductor components, to increase our costs of goods sold and to adversely impact our gross margin during fiscal 2022. We believe that these supply chain challenges and their adverse impact on our business and financial results will persist at least through the remainder of fiscal 2022.
•Gross profit on products decreased by $134.7 million. Product gross margin decreased by 1,130 basis points, primarily due to the increased costs of components resulting from global supply chain shortages and a higher concentration of lower margin product mix. The lower margin product mix during the third quarter of fiscal 2022 was due to substantial delays or lower-than-expected deliveries of components from a small group of our suppliers which impacted our ability to manufacture and deliver optical modems included in our higher margin channel cards.
•Gross profit on services remained relatively unchanged.
Nine months ended July 30, 2022 as compared to the nine months ended July 31, 2021
•Gross profit decreased by $118.1 million. Gross margin decreased by 600 basis points, primarily due to increased costs of components resulting from global supply chain shortages and a higher concentration of lower margin product mix, partially offset by a larger percentage of higher margin services revenue.
•Gross profit on products decreased by $146.9 million. Product gross margin decreased by 780 basis points, primarily due to increased costs of components resulting from global supply chain shortages and a higher concentration of lower margin product mix.
•Gross profit on services increased by $28.8 million. Services gross margin increased by 120 basis points, primarily due to higher revenues with relatively lower incremental costs on all services.

Operating Expense
Currency Fluctuations
Approximately 51.0% of our operating expense was non-U.S. Dollar-denominated during the third quarter and first nine months of fiscal 2022, including expenses in Canadian Dollars, Indian Rupees, and Euros. During the third quarter of fiscal 2022, as compared to the third quarter of fiscal 2021, and the first nine months of fiscal 2022, as compared to the first nine months of fiscal 2021, the U.S. Dollar primarily strengthened against these currencies. Consequently, our operating expense, net of hedging, reported in U.S. Dollars slightly decreased by approximately $9.3 million, or 3.0%, and $14.7 million, or 1.5%, respectively.
CEWS Program Benefits
In the first nine months of fiscal 2021, we recorded CEWS benefits of $34.3 million, net of certain fees, related to the particular line item within operating expense in our Condensed Consolidated Statement of Operations to which the grant activity related. The CEWS program expired in fiscal 2021. For further information relating to our receipt of amounts under the CEWS program, see Note 5 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
The component elements that comprise each of our operating expense categories in the table below are set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2021 Annual Report. The table below sets forth the changes in operating expense for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	July 30, 2022	July 31, 2021	%*	July 30, 2022	July 31, 2021	%*
Research and development	$150,025	$146,225	2.6%	$457,758	$389,212	17.6%
%**	17.3%	14.8%		17.2%	15.1%
Selling and marketing	105,880	114,924	(7.9)%	344,700	322,589	6.9%
%**	12.2%	11.6%		13.0%	12.5%
General and administrative	41,121	48,863	(15.8)%	131,191	132,491	(1.0)%
%**	4.7%	4.9%		4.9%	5.1%
Significant asset impairments and restructuring costs	7,692	9,789	(21.4)%	20,203	23,865	(15.3)%
%**	0.9%	1.0%		0.8%	0.9%
Amortization of intangible assets	8,919	5,967	49.5%	26,757	17,896	49.5%
%**	1.0%	0.6%		1.0%	0.7%
Acquisition and integration costs	35	259	(86.5)%	598	860	(30.5)%
%**	—%	—%		—%	—%
Total operating expenses	$313,672	$326,027	(3.8)%	$981,207	$886,913	10.6%
%**	36.1%	33.0%		36.9%	34.4%
_____________________________________
*    Denotes % change from fiscal 2021 to fiscal 2022
**     Denotes % of total revenue

Quarter ended July 30, 2022 as compared to the quarter ended July 31, 2021
•Research and development expense benefited from $5.6 million as a result of foreign exchange rates, net of hedging, primarily due to a stronger U.S. Dollar in relation to the Canadian Dollar and Indian Rupee. Including the effect of foreign exchange rates, net of hedging, research and development expenses increased by $3.8 million. This increase primarily reflects increases in professional services and prototype expense, partially offset by a decrease in employee-related compensation costs primarily related to lower costs associated with our annual cash incentive compensation plan. This increase also reflects the effect of a $2.3 million decrease in benefit from the Evolution of Networking Services through a Corridor in Quebec and Ontario for Research and Innovation (“ENCQOR”) project grant reimbursement program.
•Selling and marketing expense benefited from $2.9 million as a result of foreign exchange rates, primarily due to a stronger U.S. Dollar in relation to the Euro. Including the effect of foreign exchange rates, sales and marketing expense decreased by $9.0 million. This decrease primarily reflects a decrease in employee-related compensation costs related to sales commissions and lower costs associated with our annual cash incentive compensation plan, partially offset by an increase in travel and entertainment costs.
•General and administrative expense benefited from $0.8 million as a result of foreign exchange rates, primarily due to a stronger U.S. Dollar in relation to the Euro. Including the effect of foreign exchange rates, general and administrative expense decreased by $7.7 million. This decrease primarily reflects a decrease in employee-related compensation costs primarily related to lower costs associated with our annual cash incentive compensation plan, partially offset by increased professional services expense.
•Significant asset impairments and restructuring costs decreased by $2.1 million, reflecting reduced costs associated with actions that we have taken to redesign certain business processes and align our global workforce and facilities as part of a business optimization strategy to improve gross margin and constrain operating expense.
•Amortization of intangible assets increased by $3.0 million due to additional intangibles acquired in connection with our acquisition of Vyatta during the first quarter of fiscal 2022 and our acquisition of Xelic, Inc. (“Xelic”) in the second quarter of fiscal 2022.
•Acquisition and integration costs remained relatively unchanged.
Nine months ended July 30, 2022 as compared to the nine months ended July 31, 2021
•Research and development expense benefited from $7.9 million as a result of foreign exchange rates, net of hedging, primarily due to a stronger U.S. Dollar in relation to the Canadian Dollar and Indian Rupee. Including the effect of foreign exchange rates, net of hedging, research and development expenses increased by $68.5 million. This increase primarily reflects the effect of a $29.5 million benefit received from the now-expired CEWS program recorded in the first nine months of fiscal 2021 and increases in employee headcount and related compensation costs, professional services, facilities and information technology costs and prototype expense, partially offset by lower costs associated with our annual cash incentive compensation plan.
•Selling and marketing expense benefited from $5.5 million as a result of foreign exchange rates, primarily due to a stronger U.S. Dollar in relation to the Euro. Including the effect of foreign exchange rates, sales and marketing expense increased by $22.1 million. This increase primarily reflects an increase in employee headcount and compensation costs related to sales commission, travel and entertainment costs and the effect of a $2.6 million benefit received from the now-expired CEWS program recorded in the first nine months of fiscal 2021, partially offset by lower costs associated with our annual cash incentive compensation plan.
•General and administrative expense benefited from $1.4 million as a result of foreign exchange rates, primarily due to a stronger U.S. Dollar in relation to the Euro. Including the effect of foreign exchange rates, general and administrative expense decreased by $1.3 million. This decrease primarily reflects decreases in employee-related compensation costs primarily related to lower costs associated with our annual cash incentive compensation plan and legal fees, offset by increased professional services.
•Significant asset impairments and restructuring costs decreased by $3.7 million, reflecting reduced costs associated with actions that we have taken to redesign certain business processes and align our global workforce and facilities as part of a business optimization strategy to improve gross margin and constrain operating expense, partially offset by a $4.1 million impairment charge due to our suspended operations in Russia.
•Amortization of intangible assets increased by $8.9 million due to additional intangibles acquired in connection with our acquisition of Vyatta during the first quarter of fiscal 2022 and our acquisition of Xelic during the second quarter of fiscal 2022.
•Acquisition and integration costs remained relatively unchanged.
Other Items
The table below sets forth the changes in other items for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	July 30, 2022	July 31, 2021	%*	July 30, 2022	July 31, 2021	%*
Interest and other income (loss), net	$366	$795	54.0%	$4,860	$(1,600)	403.8%
%**	—%	0.1%		0.2%	(0.1)%
Interest expense	$12,642	$7,776	62.6%	$33,275	$22,921	45.2%
%**	1.5%	0.8%		1.3%	0.9%
Provision (benefit) for income taxes	$4,319	$(96,690)	(104.5)%	$21,868	$(63,271)	(134.6)%
%**	0.5%	(9.8)%		0.8%	(2.5)%
_____________________________________
*    Denotes % change from fiscal 2021 to fiscal 2022

**     Denotes % of total revenue

Quarter ended July 30, 2022 as compared to the quarter ended July 31, 2021
•Interest and other income (loss), net primarily reflects the impact of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity, partially offset by higher interest income.
•Interest expense increased primarily due to additional outstanding indebtedness, including our 4.00% senior notes due 2030 (the “2030 Notes”) issued in the first quarter of fiscal 2022.
•Provision (benefit) for income taxes increased by $101.0 million due to the tax benefit associated with recording a deferred tax asset in the third quarter of fiscal 2021.The effective tax rate for the third quarter of fiscal 2022 was higher than the effective tax rate for the third quarter of fiscal 2021, primarily due to the tax benefit associated with recording a deferred tax asset in the third quarter of fiscal 2021.
Nine months ended July 30, 2022 as compared to the nine months ended July 31, 2021
•Interest and other income (loss), net primarily reflects a favorable adjustment to the carrying value of a cost method equity investment, the impact of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity and higher interest income.
•Interest expense increased primarily due to additional outstanding indebtedness, including the 2030 Notes.
•Provision (benefit) for income taxes increased by $85.1 million due to the tax benefit associated with recording a deferred tax asset in fiscal 2021. The effective tax rate for the first nine months of fiscal 2022 was higher than the effective tax rate for the first nine months of fiscal 2021, primarily due to the tax benefit associated with recording a deferred tax asset in fiscal 2021.

Segment Profit (Loss)

The table below sets forth the changes in our segment profit (loss) for the respective periods (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	July 30, 2022	July 31, 2021	%*	July 30, 2022	July 31, 2021	%*
Segment profit (loss):
Networking Platforms	$108,282	$244,535	(55.7)%	$395,176	$612,378	(35.5)%
Platform Software and Services	$39,646	$31,526	25.8%	$132,698	$95,692	38.7%
Blue Planet Automation Software and Services	$(10,139)	$(3,243)	212.6%	$(17,693)	$11	n/a
Global Services	$52,965	$55,507	(4.6)%	$158,808	$147,567	7.6%
_____________________________________
*    Denotes % change from fiscal 2021 to fiscal 2022

Segment profit (loss) includes CEWS benefits of $36.5 million in the first nine months of fiscal 2021, net of certain fees. For further discussion of benefits from the CEWS program, see Note 5 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Quarter ended July 30, 2022 as compared to the quarter ended July 31, 2021

•Networking Platforms segment profit decreased by $136.3 million, primarily due to lower sales volume and lower gross margin as described above, and higher research and development costs.
•Platform Software and Services segment profit increased by $8.1 million, primarily due to higher sales volume as described above.
•Blue Planet Automation Software and Services segment reflects lower gross margin on software-related services and higher research and development costs, partially offset by slightly higher sales volume.

•Global Services segment profit decreased by $2.5 million, primarily due to lower sales volume, offset by higher gross margin on services as described above.

Nine months ended July 30, 2022 as compared to the nine months ended July 31, 2021

•Networking Platforms segment profit decreased by $217.2 million, primarily due to lower gross margin as described above, and higher research and development costs, including the effect of a $30.4 million benefit received from the now-expired CEWS program in the first nine months of fiscal 2021, partially offset by higher sales volume.
•Platform Software and Services segment profit increased by $37.0 million, primarily due to higher sales volume as described above.
•Blue Planet Automation Software and Services segment reflects lower software sales volume, reduced gross margin on software-related services, and higher research and development costs including the effect of a $1.2 million benefit received from the now-expired CEWS program in the first nine months of fiscal 2021.
•Global Services segment profit increased by $11.2 million, primarily due to higher sales volume and higher gross margin as described above, partially offset by the effect of a $2.3 million benefit received from the now-expired CEWS program in the first nine months of fiscal 2021.

Liquidity and Capital Resources
Overview. For the nine months ended July 30, 2022, we used $153.2 million of cash in operating activities as our working capital requirements of $435.3 million exceeded our net income (adjusted for non-cash charges) of $282.1 million. For additional details, see “Cash Used In Operating Activities” below.
Cash, cash equivalents and investments decreased by $414.8 million during the first nine months of fiscal 2022. In addition to the cash used in operations, the decrease in cash also included the following items: (i) cash used to fund our investing activities for capital expenditures totaling $66.9 million; (ii) cash used for acquisition of businesses of $62.0 million; (iii) cash used for stock repurchases under our stock repurchase program of $487.8 million; (iv) stock repurchases on vesting of our stock unit awards to employees relating to tax withholding of $41.3 million; (v) purchase of a cost method equity investment of $8.0 million; and (vi) net decreases due to the impact of exchange rate changes on cash and cash equivalents of $12.8 million. Proceeds from the issuance of the 2030 Notes provided $394.9 million in cash, net of paid debt issuance costs, and proceeds from the issuance of equity under our employee stock purchase plan provided $30.2 million in cash during the nine months ended July 30, 2022.
See Notes 4, 16 and 19 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for additional information on these transactions.
The following table sets forth changes in our cash and cash equivalents and investments in marketable debt securities for the respective periods (in thousands):

	July 30, 2022	October 30, 2021	Increase (decrease)
Cash and cash equivalents	$859,687	$1,422,546	$(562,859)
Short-term investments in marketable debt securities	321,823	181,483	140,340
Long-term investments in marketable debt securities	77,723	70,038	7,685
Total cash and cash equivalents and investments in marketable debt securities	$1,259,233	$1,674,067	$(414,834)

Principal Sources of Liquidity. Our principal sources of liquidity on hand include our cash, cash equivalents and investments, which, as of July 30, 2022 totaled $1.3 billion, as well as the senior secured asset-backed revolving credit facility to which we and certain of our subsidiaries are parties (the “ABL Credit Facility”). The ABL Credit Facility provides for a total commitment of $300.0 million with a maturity date of October 28, 2024. We principally use the ABL Credit Facility to support the issuance of letters of credit that arise in the ordinary course of our business and thereby to reduce our use of cash required to collateralize these instruments. As of July 30, 2022, letters of credit totaling $84.3 million were collateralized by our ABL Credit Facility. There were no borrowings outstanding under the ABL Credit Facility as of July 30, 2022.
Foreign Liquidity. Cash, cash equivalents, and short-term investments held by our foreign subsidiaries was $324.8 million as of July 30, 2022. We intend to reinvest indefinitely our foreign earnings. If we were to repatriate the accumulated historical foreign earnings, the provisional amount of unrecognized deferred income tax liability related to foreign withholding taxes would be approximately $33.0 million.
Stock Repurchase Authorization. On December 9, 2021, we announced that our Board of Directors authorized a program to repurchase up to $1.0 billion of our common stock, which replaced in its entirety the previous stock repurchase program authorized in fiscal 2019. On December 13, 2021, in connection with this repurchase program, we entered into an accelerated share repurchase agreement for the repurchase of $250.0 million of our common stock. We made an upfront payment of $250.0 million under the ASR Agreement during the first quarter of fiscal 2022, and the repurchases contemplated by the ASR Agreement were completed on February 15, 2022. During the first nine months of fiscal 2022, we repurchased an additional $242.0 million of our common stock under the stock repurchase program, and we had $508.0 million remaining under the current repurchase authorization as of July 30, 2022. The amount and timing of any further repurchases under our stock repurchase program are subject to a variety of factors including liquidity, cash flow, stock price and general business and market conditions. The program may be modified, suspended, or discontinued at any time. See Note 19 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
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
Cash Used In Operating Activities
The following sections set forth the components of our $153.2 million of cash used in operating activities during the first nine months of fiscal 2022:
Net income (adjusted for non-cash charges)
The following table sets forth our net income (adjusted for non-cash charges) during the period (in thousands):

Nine Months Ended
July 30, 2022
Net income	$95,257
Adjustments for non-cash charges:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	68,280
Share-based compensation expenses	77,827
Amortization of intangible assets	36,521
Deferred taxes	(19,824)
Provision for inventory excess and obsolescence	12,038
Provision for warranty	12,416
Other	(442)
Net income (adjusted for non-cash charges)	$282,073

Working Capital
We used $435.3 million of cash for working capital during the period. The following table sets forth the major components of the cash used in working capital (in thousands):

Nine Months Ended
July 30, 2022
Cash provided by accounts receivable	$74,478
Cash used in inventories	(464,664)
Cash used in prepaid expenses and other	(39,805)
Cash used in accounts payable, accruals and other obligations	(37,587)
Cash provided by deferred revenue	34,949
Cash used in operating lease assets and liabilities, net	(2,693)
Total cash used for working capital	$(435,322)

As compared to the end of fiscal 2021:

•The $74.5 million of cash provided by accounts receivable during the first nine months of fiscal 2022 reflects increased cash collections;
•The $464.7 million of cash used in inventories during the first nine months of fiscal 2022 primarily reflects increases in raw materials inventory related to the steps that we are taking to mitigate the impact of current supply chain constraints and the global market shortage of semiconductor parts described in “Overview” above;
•The $39.8 million of cash used in prepaid expense and other during the first nine months of fiscal 2022 primarily reflects increases in contract assets and product demonstration equipment, partially offset by decreases in prepaid foreign currency forward contracts;
•The $37.6 million of cash used in accounts payable, accruals and other obligations during the first nine months of fiscal 2022 primarily reflects the payment to employees under our annual cash incentive compensation plans, partially offset by the timing of payments for inventory purchases;
•The $34.9 million of cash provided by deferred revenue during the first nine months of fiscal 2022 represents an increase in advanced payments received from customers prior to revenue recognition; and
•The $2.7 million of cash used in operating lease assets and liabilities, net, during the first nine months of fiscal 2022 represents cash paid for operating lease payments in excess of operating lease costs.
Our days sales outstanding (“DSOs”) decreased from 102 for first nine months of fiscal 2021 to 97 for the first nine months of fiscal 2022. The calculation of DSOs includes accounts receivables, net and contract assets for unbilled receivables, net included in prepaid expenses and other. Our inventory turns decreased from 3.9 for the first nine months of fiscal 2021 to 2.0 for the first nine months of fiscal 2022 due to the increases in inventory as described in “Overview” above.
Cash Paid for Interest
The following table sets forth the cash paid for interest during the period (in thousands):

Nine Months Ended
July 30, 2022
Term Loan due September 28, 2025 (the “2025 Term Loan”)(1)	$13,079
Senior Notes due January 31, 2030(2)	—
Interest rate swaps(3)	6,441
ABL Credit Facility(4)	1,791
Finance leases	3,512
Cash paid during period	$24,823

(1) Interest on the 2025 Term Loan is payable periodically based on the interest period selected for borrowing. The 2025 Term Loan bears interest at LIBOR for the chosen borrowing period plus a spread of 1.75% subject to a minimum LIBOR rate of 0.00%. At the end of the third quarter of fiscal 2022, the interest rate on the 2025 Term Loan was 3.88%.
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
(4) During the first nine months of fiscal 2022, we utilized the ABL Credit Facility to collateralize certain standby letters of credit and paid $1.8 million in commitment fees, interest expense and other administrative charges relating to the ABL Credit Facility.

Contractual Obligations

Our contractual obligations have not changed materially since October 30, 2021, except for the items listed below. For a summary of our contractual obligations, see Item 7 of Part II of the 2021 Annual Report.

Debt. As of July 30, 2022, we had $400.0 million outstanding principal associated with the 2030 Notes payable January 31, 2030. Future interest payments associated with the 2030 Notes total $128.6 million, with $16.6 million payable within 12 months. For additional information about the 2030 Notes, see Note 16 to our Condensed Consolidated Financial Statements included in Item I of Part I of this report.
Purchase Order Obligations. Beginning in the second half of fiscal 2021, we started placing significant advanced orders for supply of certain long lead time components to address our expected strong customer demand for fiscal 2022 and the then-emerging supply chain challenges. As of July 30, 2022, we had $2.1 billion in outstanding purchase order commitments to our contract manufacturers and component suppliers for inventory.

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
In the face of extraordinary demand across a range of industries, the global supply market for certain raw materials and components, including, in particular, semiconductor, integrated circuits and other electronic components used in most of our products, has experienced significant constraint and disruption in recent periods. This constrained supply environment has adversely affected, and could further affect, component availability, lead times and cost, and could increase the likelihood of unexpected cancellations or delays of previously committed supply of key components. During the third quarter of fiscal 2022, we continued to experience substantial delays and lower-than-expected component deliveries from a small group of our suppliers of integrated circuit components that are essential for delivering finished products. In an effort to mitigate these risks, we have incurred higher costs to secure available inventory, extended our purchase commitments and placed non-cancellable, advanced orders with or through suppliers, particularly for long lead time components. Our efforts to expand our manufacturing capacity and multi-source and pre-order components and finished goods inventory may fail to reduce the impact of these adverse supply chain conditions on our customers.

Despite our mitigation efforts, constrained supply conditions have and are expected to continue to adversely impact our revenue, results of operations and our ability to meet customer demand in fiscal 2022. For example, revenue for the first nine months of fiscal 2022 was adversely impacted by a range of disruptions in our supply chain, including later-than-expected deliveries, lower-than-expected component deliveries, extension of component delivery timelines into future periods, and third-party manufacturing disruptions that took production offline for periods of time. At the same time, increased costs associated with supply premiums, expediting fees and freight and logistics have impacted and can be expected to continue to adversely impact our gross margin, profitability and ability to reduce the cost to produce our products in a manner consistent with prior periods. The COVID-19 pandemic has also contributed to and exacerbated this strain, and there can be no assurance that the impacts of the pandemic on our supply chain will not continue, or worsen, in the future. The current supply chain challenges could also impact customer satisfaction or future business opportunities with customers, and result in increased use of cash, engineering design changes, and delays in new product introductions, each of which could adversely impact our business and financial results. We believe these supply chain challenges and their adverse impact on our business, our revenue and our profitability will persist at least through the remainder of fiscal 2022.

Accurately matching necessary inventory levels to customer demand within the current environment is challenging, and we may incur additional costs or be required to write off significant inventory that would adversely impact our results of operations.
Since the second quarter of fiscal 2021, we have experienced unprecedented demand for our products and services. Matching necessary inventory to fulfill that demand within the current supply constrained environment is challenging. We have and continue to take a number of steps to mitigate the current supply chain challenges, including extending our purchase commitments and placing non-cancellable, advanced orders with or through suppliers, particularly for long lead time components. As of July 30, 2022 we had $2.1 billion in outstanding purchase order commitments to our contract manufacturers and component suppliers for inventory. We have also been expanding our manufacturing capacity and have been accumulating raw materials inventory of components that are available, in some cases with expanded lead times, in an effort to prepare us to be able to produce finished goods more quickly when supply constraints ease for certain common components, including integrated circuit components, for which delivery continues to be delayed. As a result of this strategy, our inventory has increased from $374.3 million at the end of fiscal 2021 to $826.7 million at the end of the third quarter of fiscal 2022. These inventory practices further introduce obsolescence risk and are resulting in increased costs and use of cash that could adversely impact our financial results. While we have not experienced material cancellations of customer orders to date, if as a result of increased lead times for fulfilling customer orders due to the current constrained supply environment, our customers were to cancel orders, inventory could become obsolete and we could be required to write off or write down the inventory associated with those orders. In addition, if customers were to cancel orders for which we have significant outstanding commitments to our contract manufacturers or suppliers, we may be required to purchase inventory under these commitments that we are unable to sell. If we are required to write off or write down a significant amount of inventory, our results of operations for the applicable period would be materially adversely affected. Conversely, if we underestimate our demand, our contract manufacturers and component suppliers may have inadequate time, materials, or components required to manufacture our products to meet demand and customer expectations. Our supply mitigation efforts, particularly within the current demand and supply environment, have and will continue to cause us to incur additional cost and may increase our inventory risk, each of which could adversely impact our results of operations and could result in loss of revenue, increased costs, or delays that could adversely impact customer satisfaction.

We are experiencing unprecedented demand, and our backlog may not be an accurate indicator of our level and timing of future revenues.

As a result of order volumes growth in recent periods, our backlog has grown from $2.2 billion at the end of fiscal 2021 to $4.4 billion at the end of the third quarter of fiscal 2022. Backlog may be fulfilled several quarters following receipt of a purchase order, either due to customer purchasing schedules or due to delays caused by supply chain constraints, or in the case of certain service obligations, may relate to a multi-year support period. Our ability to fulfill backlog is being adversely impacted by the current global supply constraints described above. Generally, our customers may cancel or change their orders with limited advance notice, or they may decide not to accept our products and services, although instances of both cancellation and non-acceptance have been rare historically. As a result, backlog should not necessarily be viewed as an accurate indicator of future revenue for any particular period. In addition, we believe that some portion of our increased order volumes in recent periods reflects customer acceleration of future orders due to the implementation of security of supply strategies, or spending that was delayed or deferred in prior years due to COVID-19 related impacts, and we do not expect this level of order volume to be sustainable in the long-term.

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

In addition, there may be changes to our business, operations and financial results if there is instability, disruption or destruction in a significant geographic region, regardless of cause, including: war, terrorism, riot, civil insurrection or social unrest; natural or man-made disasters; or public health emergencies. For example, in February 2022, armed conflict escalated between Russia and Ukraine. The United States and certain other countries have imposed sanctions on Russia and could impose further sanctions, which could damage or disrupt international commerce and the global economy. We are complying with a broad range of U.S. and international sanctions and export control requirements imposed on Russia and, on March 7, 2022, we announced our decision to suspend our business operations in Russia immediately. Although this decision has not materially impacted our results of operations for the second or third quarters of fiscal 2022 due to the limited amount of business that we conducted in Russia historically, it is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geopolitical instability and uncertainty could have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions including closures of air space, and could increase the costs, risks and adverse impacts from supply chain and logistics challenges.

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
In the ordinary course of our business, we maintain on our network systems, and on the networks of our third-party providers, certain information that is confidential, proprietary or otherwise sensitive in nature. This information includes intellectual property, financial information and confidential business information relating to us and our customers, suppliers and other business partners. Companies in the technology industry, and in particular in the telecommunications industry, have been increasingly subjected to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access to networks or sensitive information. Our network systems, storage and other business applications, and the systems, storage and other business applications maintained by our third-party providers, have been in the past, and may be in the future, subjected to attempts to gain unauthorized access to our network or information, malfeasance or other system disruptions. In some cases, it is difficult to anticipate or to detect immediately such incidents and the damage caused thereby. If an actual or perceived breach of security occurs in our network or any of our third-party providers’ networks, we could incur significant costs, our operations could be impacted, and our reputation could be harmed. In addition, the internet has experienced an increase in cyber threats during the COVID-19 pandemic in the form of phishing emails, malware attachments and malicious websites. These risks, as well as the number and frequency of cybersecurity events globally, may also be heightened during times of geopolitical tension or instability between countries, including, for example, the ongoing military conflict between Russia and Ukraine, from which a number of recent cybersecurity events have been alleged to have originated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides a summary of repurchases of our common stock during the third quarter of fiscal 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
May 1, 2022 to May 28, 2022	961,679	$51.99	961,679	$613,007
May 29, 2022 to June 25, 2022	969,252	$46.43	969,252	$568,007
June 26, 2022 to July 30, 2022	1,264,021	$47.47	1,264,021	$508,008
	3,194,952	$48.51	3,194,952

(1) On December 9, 2021, we announced that our Board of Directors had authorized a program to repurchase up to $1.0 billion of our common stock, which replaced in its entirety our previous stock repurchase program. During the third quarter of fiscal 2022, we repurchased $155.0 million of our common stock under the stock repurchase program, and we had $508.0 million remaining under the current repurchase authorization as of July 30, 2022.

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

Ciena Corporation
Date:	September 7, 2022	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	September 7, 2022	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)