Form 10-Q
period 2023-01-28
CIENA CORP
filed 2023-03-08
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 28, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 3, 2023
Common Stock, par value $0.01 per share	149,159,768

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended
	January 28,	January 29,
	2023	2022
Revenue:
Products	$877,715	$665,007
Services	178,806	179,436
Total revenue	1,056,521	844,443
Cost of goods sold:
Products	500,337	372,565
Services	100,238	87,691
Total cost of goods sold	600,575	460,256
Gross profit	455,946	384,187
Operating expenses:
Research and development	181,730	148,409
Selling and marketing	123,807	118,881
General and administrative	50,896	44,498
Significant asset impairments and restructuring costs	4,298	3,409
Amortization of intangible assets	7,441	8,918
Acquisition and integration costs	2,558	68
Total operating expenses	370,730	324,183
Income from operations	85,216	60,004
Interest and other income, net	31,973	3,686
Interest expense	(15,870)	(8,648)
Income before income taxes	101,319	55,042
Provision for income taxes	25,078	9,219
Net income	$76,241	$45,823
Basic net income per common share	$0.51	$0.30
Diluted net income per potential common share	$0.51	$0.29
Weighted average basic common shares outstanding	149,081	154,151
Weighted average dilutive potential common shares outstanding	149,551	155,807

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Quarter Ended
	January 28,	January 29,
	2023	2022
Net income	$76,241	$45,823
Change in unrealized gain (loss) on available-for-sale securities, net of tax	1,050	(774)
Change in unrealized gain (loss) on foreign currency forward contracts, net of tax	5,342	(5,339)
Change in unrealized gain (loss) on forward starting interest rate swaps, net of tax	(5,025)	3,926
Change in cumulative translation adjustments	15,979	(13,157)
Other comprehensive gain (loss)	17,346	(15,344)
Total comprehensive income	$93,587	$30,479

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	January 28, 2023	October 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,054,549	$994,352
Short-term investments	100,424	153,989
Accounts receivable, net of allowance for credit losses of $12.1 million and $11.0 million as of January 28, 2023 and October 29, 2022, respectively.	1,054,917	920,772
Inventories, net	1,178,089	946,730
Prepaid expenses and other	374,590	370,053
Total current assets	3,762,569	3,385,896
Long-term investments	3,242	35,385
Equipment, building, furniture and fixtures, net	278,985	267,779
Operating right-of-use assets	48,438	45,108
Goodwill	446,548	328,322
Other intangible assets, net	244,648	69,517
Deferred tax asset, net	797,214	824,008
Other long-term assets	90,853	113,617
Total assets	$5,672,497	$5,069,632
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$478,486	$516,047
Accrued liabilities and other short-term obligations	343,938	360,782
Deferred revenue	164,758	137,899
Operating lease liabilities	19,098	18,925
Current portion of long-term debt	11,930	6,930
Total current liabilities	1,018,210	1,040,583
Long-term deferred revenue	66,620	62,336
Other long-term obligations	156,572	150,335
Long-term operating lease liabilities	45,305	42,392
Long-term debt, net	1,547,495	1,061,125
Total liabilities	$2,834,202	$2,356,771
Commitments and contingencies (Note 22)
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 149,157,588 and 148,412,943 shares issued and outstanding	1,492	1,484
Additional paid-in capital	6,422,091	6,390,252
Accumulated other comprehensive loss	(29,299)	(46,645)
Accumulated deficit	(3,555,989)	(3,632,230)
Total stockholders’ equity	2,838,295	2,712,861
Total liabilities and stockholders’ equity	$5,672,497	$5,069,632

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended
	January 28,	January 29,
	2023	2022
Cash flows used in operating activities:
Net income	$76,241	$45,823
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	22,208	23,653
Share-based compensation costs	30,512	24,297
Amortization of intangible assets	10,325	12,230
Deferred taxes	(7,247)	(766)
Provision for inventory excess and obsolescence	5,503	3,799
Provision for warranty	8,230	2,817
Gain on cost method equity investment	(26,455)	(4,120)
Other	7,325	(4,495)
Changes in assets and liabilities:
Accounts receivable	(133,067)	87,223
Inventories	(235,059)	(87,178)
Prepaid expenses and other	4,667	(14,134)
Operating lease right-of-use assets	3,891	4,120
Accounts payable, accruals and other obligations	(56,979)	(152,981)
Deferred revenue	29,459	10,417
Short- and long-term operating lease liabilities	(5,193)	(5,116)
Net cash used in operating activities	(265,639)	(54,411)
Cash flows used in investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(30,030)	(25,804)
Purchases of investments	(35,411)	(350,465)
Proceeds from sales and maturities of investments	123,249	50,000
Settlement of foreign currency forward contracts, net	(4,001)	1,346
Acquisition of business, net of cash acquired	(230,048)	(56,036)
Net cash used in investing activities	(176,241)	(380,959)
Cash flows provided by financing activities:
Proceeds from issuance of senior notes	—	400,000
Proceeds from issuance of term loan, net	497,500	—
Payment of long-term debt	(1,732)	—
Payment of debt issuance costs	(3,996)	(4,506)
Payment of finance lease obligations	(913)	(771)
Shares repurchased for tax withholdings on vesting of stock unit awards	(12,980)	(25,150)
Repurchases of common stock - repurchase program	—	(250,000)
Proceeds from issuance of common stock	14,315	15,146
Net cash provided by financing activities	492,194	134,719
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9,884	(3,259)
Net increase (decrease) in cash, cash equivalents and restricted cash	60,198	(303,910)
Cash, cash equivalents and restricted cash at beginning of period	994,378	1,422,604
Cash, cash equivalents and restricted cash at end of period	$1,054,576	$1,118,694
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$10,536	$7,670
Cash paid during the period for income taxes, net	$8,383	$6,112
Operating lease payments	$5,638	$5,480
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$7,354	$2,972
Operating right-of-use assets subject to lease liability	$6,244	$3,376
Gain on cost method equity investment	$26,455	$4,120
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at October 29, 2022	148,412,943	$1,484	$6,390,252	$(46,645)	$(3,632,230)	$2,712,861
Net income	—	—	—	—	76,241	76,241
Other comprehensive income	—	—	—	17,346	—	17,346
Issuance of shares from employee equity plans	1,009,649	11	14,304	—	—	14,315
Share-based compensation expense	—	—	30,512	—	—	30,512
Shares repurchased for tax withholdings on vesting of stock unit awards	(265,004)	(3)	(12,977)	—	—	(12,980)
Balance at January 28, 2023	149,157,588	$1,492	$6,422,091	$(29,299)	$(3,555,989)	$2,838,295

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at October 30, 2021	154,858,981	$1,549	$6,803,162	$439	$(3,785,132)	$3,020,018
Net income	—	—	—	—	45,823	45,823
Other comprehensive loss	—	—	—	(15,344)	—	(15,344)
Repurchase of common stock - repurchase program	(2,698,327)	(27)	(249,973)	—	—	(250,000)
Issuance of shares from employee equity plans	1,169,006	11	15,135	—	—	15,146
Share-based compensation expense	—	—	24,297	—	—	24,297
Shares repurchased for tax withholdings on vesting of stock unit awards	(338,937)	(3)	(25,147)	—	—	(25,150)
Balance at January 29, 2022	152,990,723	$1,530	$6,567,474	$(14,905)	$(3,739,309)	$2,814,790

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
In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments that Ciena considers necessary for the fair statement of the results of operations of Ciena for the interim periods covered and of the financial position of Ciena at the date of the interim balance sheets. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The Condensed Consolidated Balance Sheet as of October 29, 2022 was derived from audited financial statements, but does not include all disclosures required by GAAP. However, Ciena believes that the disclosures are adequate to understand the information presented herein. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with Ciena’s audited consolidated financial statements and the notes thereto included in Ciena’s annual report on Form 10-K for fiscal 2022 (the “2022 Annual Report”).
Ciena has a 52 or 53-week fiscal year, with quarters ending on the Saturday nearest to the last day of January, April, July, and October, respectively, of each year. Fiscal 2023 and 2022 are 52-week fiscal years.

(2) SIGNIFICANT ACCOUNTING POLICIES
Except for the changes in certain policies described below, there have been no material changes to Ciena’s significant accounting policies, compared to the accounting policies described in Note 1, Ciena Corporation and Significant Accounting Policies and Estimates, in Notes to Consolidated Financial Statements in Item 8 of Part II of the 2022 Annual Report.

Newly Issued Accounting Standards - Not Yet Effective

In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08 (“ASU 2021-08”), Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers to improve the accounting for acquired revenue contracts with customers in a business combination to address recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. ASU 2021-08 is effective for annual periods beginning after December 15, 2022 on a prospective basis. Early adoption is permitted. Ciena is currently evaluating the impact of this ASU on its condensed consolidated financial statements and related disclosures.

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

The tables below set forth Ciena’s disaggregated revenue for the respective periods (in thousands):

	Quarter Ended January 28, 2023
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Converged Packet Optical	$735,634	$—	$—	$—	$735,634
Routing and Switching	119,505	—	—	—	119,505
Platform Software and Services	—	73,445	—	—	73,445
Blue Planet Automation Software and Services	—	—	15,405	—	15,405
Maintenance Support and Training	—	—	—	67,891	67,891
Installation and Deployment	—	—	—	34,575	34,575
Consulting and Network Design	—	—	—	10,066	10,066
Total revenue by product line	$855,139	$73,445	$15,405	$112,532	$1,056,521

Timing of revenue recognition:
Products and services at a point in time	$855,139	$18,864	$3,982	$9,255	$887,240
Services transferred over time	—	54,581	11,423	103,277	169,281
Total revenue by timing of revenue recognition	$855,139	$73,445	$15,405	$112,532	$1,056,521

	Quarter Ended January 29, 2022
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Converged Packet Optical	$540,936	$—	$—	$—	$540,936
Routing and Switching	85,710	—	—	—	85,710
Platform Software and Services	—	72,917	—	—	72,917
Blue Planet Automation Software and Services	—	—	21,110	—	21,110
Maintenance Support and Training	—	—	—	72,491	72,491
Installation and Deployment	—	—	—	40,370	40,370
Consulting and Network Design	—	—	—	10,909	10,909
Total revenue by product line	$626,646	$72,917	$21,110	$123,770	$844,443

Timing of revenue recognition:
Products and services at a point in time	$626,646	$29,682	$8,774	$8,491	$673,593
Services transferred over time	—	43,235	12,336	115,279	170,850
Total revenue by timing of revenue recognition	$626,646	$72,917	$21,110	$123,770	$844,443

Ciena reports its sales geographically using the following markets: (i) the United States, Canada, the Caribbean and Latin America (“Americas”); (ii) Europe, Middle East and Africa (“EMEA”); and (iii) Asia Pacific, Japan and India (“APAC”). Within each geographic area, Ciena maintains specific teams or personnel that focus on a particular region, country, customer, or market vertical. These teams include sales management, account salespersons, and sales engineers, as well as services professionals and commercial management personnel. The following table reflects Ciena’s geographic distribution of revenue based principally on the relevant location for Ciena’s delivery of products and performance of services.
For the periods below, Ciena’s geographic distribution of revenue was as follows (in thousands):

	Quarter Ended
	January 28,	January 29,
	2023	2022
Geographic distribution:
Americas	$765,096	$595,144
EMEA	152,804	150,785
APAC	138,621	98,514
Total revenue by geographic distribution	$1,056,521	$844,443
Ciena’s revenue includes $693.6 million and $543.5 million of United States revenue for the first quarter of fiscal 2023 and 2022, respectively. No other country accounted for 10% or more of total revenue for the periods presented above.
For the periods below, the only customers that accounted for at least 10% of Ciena’s revenue were as follows (in thousands):

	Quarter Ended
	January 28,	January 29,
	2023	2022
AT&T	$149,981	$110,876
Web-scale provider	121,327	n/a
Total	$271,308	$110,876

_____________________________________
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
•Converged Packet Optical - includes the 6500 Packet-Optical Platform, the Waveserver® modular interconnect system, the 6500 Reconfigurable Line System (RLS), the 5400 family of Packet-Optical Platforms, and the Coherent ELS open line system (OLS). This product line includes the WL5n 100G-400G coherent pluggable transceivers. This product line also includes the Z-Series Packet-Optical Platform and Optical Microsystems products.

•Routing and Switching - includes the 3000 family of service delivery platforms and the 5000 family of service aggregation. This product line also includes the 6500 Packet Transport System (PTS), which combines packet switching, control plane operation, and integrated optics, the 8100 Coherent IP networking platforms, the 8700 Packetwave Platform, and Vyatta virtual routing and switching products. This product line also includes SD-Edge software and passive optical network (“PON”) routing and switching portfolio (“RSP”) components from our recent acquisitions of Benu Networks, Inc. (“Benu”) and Tibit Communications, Inc. (“Tibit”) respectively, during the first quarter of fiscal 2023.

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

•Platform Software and Services offerings provide domain control management, analytics, data and planning tools, and applications to assist customers in managing their networks, including by creating more efficient operations and more proactive visibility into their networks. Ciena’s platform software includes its Manage, Control and Plan (“MCP”) domain controller solution, its suite of MCP applications, and its OneControl Unified Management System, as well as planning tools and a number of legacy software solutions that support Ciena’s installed base of network solutions.

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

•Blue Planet Automation Software and Services is a comprehensive, cloud native, and standards-based software portfolio, together with related services, that enables customers to realize digital transformation through the automation of the services lifecycle. Ciena’s Blue Planet Automation Platform includes multi-domain service orchestration (MDSO), inventory management (BPI), route optimization and analysis (ROA), network function virtualization orchestration (NFVO), and unified assurance and analytics (UAA). Services revenue includes sales of subscription, installation, support, consulting and design services related to Ciena’s Blue Planet Automation Platform. Revenue from the software portion of this segment is included in product revenue on the Condensed Consolidated Statements of Operations. Revenue from services portions of this segment is included in services revenue on the Condensed Consolidated Statements of Operations.

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

Contract Balances

The following table provides information about receivables, contract assets, and contract liabilities (deferred revenue) from contracts with customers (in thousands):

	Balance at January 28, 2023	Balance at October 29, 2022
Accounts receivable, net	$1,054,917	$920,772
Contract assets for unbilled accounts receivable, net	$148,758	$156,039
Deferred revenue	$231,378	$200,235

Ciena’s contract assets represent unbilled accounts receivable, net where transfer of a product or service has occurred but invoicing is conditional upon completion of future performance obligations. These amounts are primarily related to installation and deployment and professional services arrangements where transfer of control has occurred, but Ciena has not yet invoiced the customer. Contract assets are included in prepaid expenses and other on the Condensed Consolidated Balance Sheets. See Note 11 below.

Contract liabilities consist of deferred revenue and represent advanced payments against non-cancelable customer orders received prior to revenue recognition. Ciena recognized approximately $67.9 million and $56.8 million of revenue during the first three months of fiscal 2023 and 2022, respectively, that was included in the deferred revenue balance at October 29, 2022 and October 30, 2021, respectively. Revenue recognized due to changes in transaction price from performance obligations satisfied or partially satisfied in previous periods was immaterial during the three months ended January 28, 2023 and January 29, 2022.

Capitalized Contract Acquisition Costs

Capitalized contract acquisition costs consist of deferred sales commissions, and were $38.2 million and $39.7 million as of January 28, 2023 and October 29, 2022, respectively. Capitalized contract acquisition costs were included in (i) prepaid expenses and other and (ii) other long-term assets. The amortization expense associated with these costs was $7.2 million and $7.0 million during the first three months of fiscal 2023 and 2022, respectively, and was included in selling and marketing expense on the Condensed Consolidated Statements of Operations.

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) are comprised of non-cancelable customer purchase orders for products and services that are awaiting transfer of control for revenue recognition under the applicable contract terms. As of January 28, 2023, the aggregate amount of RPO was $2.7 billion. As of January 28, 2023, Ciena expects approximately 90% of the RPO to be recognized as revenue within the next 12 months.

(4)BUSINESS COMBINATIONS

Benu and Tibit Acquisitions

On November 17, 2022, Ciena acquired Benu, a portfolio of cloud-native software solutions, including a virtual Broadband Network Gateway ((v)BNG), that complements Ciena’s existing portfolio of broadband access solutions. On December 30, 2022, Ciena acquired Tibit, a provider and developer of PON-specific hardware and operating software that can be integrated into a carrier-grade Ethernet switch and will strengthen Ciena’s portfolio of next-generation PON solutions that support residential, enterprise, and mobility use cases. These businesses were acquired for an aggregate of approximately $291.7 million, of which $244.7 million was paid in cash and $47.0 million represents the fair value of Ciena’s previously held cost method equity investment in Tibit. The acquisition of Tibit triggered the remeasurement of Ciena’s previously held investment in Tibit to fair value, which resulted in Ciena recognizing a gain on its cost method equity investment of $26.5 million. Each of these transactions has been accounted for as the acquisition of a business.
Ciena incurred approximately $2.5 million in acquisition-related costs associated with these acquisitions. These costs and expenses primarily include fees associated with financial, legal, and accounting advisors and employment-related costs. These costs were recorded in acquisition and integration costs on the Condensed Consolidated Statement of Operations.
The following table summarizes the final purchase price allocation related to the acquisitions based on the estimated fair value of the acquired assets and assumed liabilities (in thousands):

Amount
Cash and cash equivalents	$14,634
Accounts receivable, net	443
Inventories, net	1,406
Prepaid expenses and other	810
Equipment, furniture and fixtures	1,090
Goodwill	117,997
Developed technology	75,400
In-process technology	89,100
Customer relationships and contracts	18,400
Order backlog	2,480
Deferred tax asset, net	(27,782)
Accounts payable	(420)
Accrued liabilities and other short-term obligations	(874)
Deferred revenue	(851)
Other long-term obligations	(144)
Total purchase consideration	$291,689

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
Customer relationships and contracts represent agreements with existing Tibit customers and have an estimated useful life of three years. Order backlog is amortized over the fulfillment period.
The goodwill generated from these acquisitions is primarily related to expected economic synergies. The total goodwill amount was recorded in the Networking Platforms segment. The goodwill is not deductible for income tax purposes.
Pro forma disclosures have not been included due to immateriality. The amounts of revenue and earnings for these acquisitions since the acquisition dates, which are included on the Condensed Consolidated Statement of Operations for the reporting period are immaterial.

(5)SIGNIFICANT ASSET IMPAIRMENT AND RESTRUCTURING COSTS

Restructuring Costs

Ciena has undertaken a number of restructuring activities intended to reduce expense and to align its workforce and costs with market opportunities, product development, and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in accrued liabilities and other short-term obligations on the Condensed Consolidated Balance Sheets, for the three months ended January 28, 2023 (in thousands):

	Workforce reduction		Other restructuring activities		Total
Balance at October 29, 2022	$1,215		$4,620		$5,835
Charges	704	(1)	3,594	(2)	4,298
Cash payments	(1,498)		(8,214)		(9,712)
Balance at January 28, 2023	$421		$—		$421
Current restructuring liabilities	$421		$—		$421

(1) Reflects employee costs associated with workforce reductions during the three months ended January 28, 2023 as part of a business optimization strategy to improve gross margin, constrain operating expense, and redesign certain business processes.
(2) Primarily represents the redesign of certain business processes associated with Ciena’s supply chain and distribution structure reorganization and costs related to restructured real estate facilities.

The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in accrued liabilities and other short-term obligations on the Condensed Consolidated Balance Sheets for the three months ended January 29, 2022 (in thousands):

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

(6) INTEREST AND OTHER INCOME, NET
The components of interest and other income, net, are as follows for the periods indicated (in thousands):

	Quarter Ended
	January 28,	January 29,
	2023	2022
Interest income	$7,121	$754
Losses on non-hedge designated foreign currency forward contracts	(1,769)	(4,259)
Foreign currency exchange gains (losses)	(1,889)	4,766
Gain on cost method equity investment	26,455	4,120
Other	2,055	(1,694)
Interest and other income, net	$31,973	$3,686

During the first quarter of fiscal 2023, the acquisition of Tibit triggered the remeasurement of Ciena’s previously held investment in Tibit to fair value, which resulted in Ciena recognizing a gain on its cost method equity investment of $26.5 million. See Note 4 above.
Ciena Corporation, as the U.S. parent entity, uses the U.S. Dollar as its functional currency; however, some of its foreign branch offices and subsidiaries use local currencies as their functional currencies. Ciena recorded $1.9 million in foreign currency exchange rate losses for the first three months of fiscal 2023 and during the first three months of fiscal 2022, Ciena recorded $4.8 million in foreign currency exchange rate gains, both as a result of monetary assets and liabilities that were transacted in a currency other than Ciena’s functional currency. The related remeasurement adjustments were recorded in interest and other income, net, on the Condensed Consolidated Statements of Operations. From time to time, Ciena uses foreign currency forwards to hedge this type of balance sheet exposure. These forwards are not designated as hedges for accounting purposes, and any net gain or loss associated with these derivatives is reported in interest and other income, net, on the Condensed Consolidated Statements of Operations. During the first three months of fiscal 2023, Ciena recorded losses of $1.8 million and during the first three months of fiscal 2022, Ciena recorded losses of $4.3 million from non-hedge designated foreign currency forward contracts.

(7) INCOME TAXES

The effective tax rate for the quarter and three months ended January 28, 2023 was higher than the effective tax rate for the quarter and three months ended January 29, 2022, primarily due to the mandatory capitalization of research and development expenses in the first quarter of fiscal 2023.

(8) CASH EQUIVALENT, SHORT-TERM AND LONG-TERM INVESTMENTS

As of the dates indicated, investments are comprised of the following (in thousands):

	January 28, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$89,789	$—	$(2,473)	$87,316
Corporate debt securities	16,356	1	(7)	16,350
Time deposits	41,022	—	—	41,022
	$147,167	$1	$(2,480)	$144,688

Included in cash equivalents	$41,022	$—	$—	$41,022
Included in short-term investments	102,900	1	(2,477)	100,424
Included in long-term investments	3,245	—	(3)	3,242
	$147,167	$1	$(2,480)	$144,688

	October 29, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$137,963	$—	$(3,379)	$134,584
Corporate debt securities	54,899	1	(405)	54,495
Time deposits	55,889	—	(64)	55,825
	$248,751	$1	$(3,848)	$244,904

Included in cash equivalents	$55,530	$—	$—	$55,530
Included in short-term investments	156,430	1	(2,442)	153,989
Included in long-term investments	36,791	—	(1,406)	35,385
	$248,751	$1	$(3,848)	$244,904

The following table summarizes the final legal maturities of debt investments as of January 28, 2023 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$143,922	$141,446
Due in 1-2 years	3,245	3,242
	$147,167	$144,688

(9) FAIR VALUE MEASUREMENTS

    As of the dates indicated, the following tables summarize the assets and liabilities that are recorded at fair value on a recurring basis (in thousands):

	January 28, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$706,940	$—	$—	$706,940
Bond mutual fund	100,152	—	—	100,152
Time deposits	41,022	—	—	41,022
Deferred compensation plan assets	14,330	—	—	14,330
U.S. government obligations	—	87,316	—	87,316
Corporate debt securities	—	16,350	—	16,350
Foreign currency forward contracts	—	2,985	—	2,985
Forward starting interest rate swaps	—	7,923	—	7,923
Total assets measured at fair value	$862,444	$114,574	$—	$977,018

Liabilities:
Foreign currency forward contracts	$—	$8,191	$—	$8,191
Forward starting interest rate swaps	—	2,181	—	2,181
Total liabilities measured at fair value	$—	$10,372	$—	$10,372

	October 29, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$639,024	$—	$—	$639,024
Bond mutual fund	71,145	—	—	71,145
Time deposits	55,825	—	—	55,825
Deferred compensation plan assets	12,751	—	—	12,751
U.S. government obligations	—	134,584	—	134,584
Corporate debt securities	—	54,495	—	54,495
Foreign currency forward contracts	—	251	—	251
Forward starting interest rate swaps	—	12,306	—	12,306
Total assets measured at fair value	$778,745	$201,636	$—	$980,381

Liabilities:
Foreign currency forward contracts	$—	$15,605	$—	$15,605
Total liabilities measured at fair value	$—	$15,605	$—	$15,605

As of the dates indicated, the assets and liabilities above are presented on Ciena’s Condensed Consolidated Balance Sheets as follows (in thousands):

	January 28, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$848,114	$—	$—	$848,114
Short-term investments	—	100,424	—	100,424
Prepaid expenses and other	—	2,985	—	2,985
Long-term investments	—	3,242	—	3,242
Other long-term assets	14,330	7,923	—	22,253
Total assets measured at fair value	$862,444	$114,574	$—	$977,018

Liabilities:
Accrued liabilities and other short-term obligations	$—	$8,191	$—	$8,191
Other long-term obligations	—	2,181	—	2,181
Total liabilities measured at fair value	$—	$10,372	$—	$10,372

	October 29, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$757,725	$7,974	$—	$765,699
Short-term investments	8,269	145,720	—	153,989
Prepaid expenses and other	—	251	—	251
Long-term investments	—	35,385	—	35,385
Other long-term assets	12,751	12,306	—	25,057
Total assets measured at fair value	$778,745	$201,636	$—	$980,381

Liabilities:
Accrued liabilities and other short-term obligations	$—	$15,605	$—	$15,605
Total liabilities measured at fair value	$—	$15,605	$—	$15,605

Ciena did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

(10) INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	January 28, 2023	October 29, 2022
Raw materials	$846,564	$664,916
Work-in-process	18,422	18,232
Finished goods	300,684	258,584
Deferred cost of goods sold	51,319	41,084
Gross inventories	1,216,989	982,816
Reserve for inventory excess and obsolescence	(38,900)	(36,086)
Inventories, net	$1,178,089	$946,730

    The increase in raw materials inventory is related to the steps Ciena is taking to mitigate the impact of current supply chain constraints in the context of the global market shortage of semiconductor components. Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand, which are affected by changes in Ciena’s strategic direction, discontinuance of a product or introduction of newer versions of products, declines in the sales of or forecasted demand for certain products, and general market conditions. During the first three months of fiscal 2023, Ciena recorded a provision for inventory excess and obsolescence of $5.5 million, primarily related to a decrease in the forecasted demand for certain Networking Platforms products. Deductions from the provision for excess and obsolete inventory relate primarily to disposal activities.

(11) PREPAID EXPENSES AND OTHER
As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	January 28, 2023	October 29, 2022
Contract assets for unbilled accounts receivable, net	$148,758	$156,039
Prepaid VAT and other taxes	68,000	63,975
Prepaid expenses	60,809	55,440
Product demonstration equipment, net	37,754	35,929
Capitalized contract acquisition costs	31,561	33,516
Other non-trade receivables	24,263	24,026
Derivative assets	2,985	251
Deferred deployment expense	460	877
	$374,590	$370,053

Depreciation of product demonstration equipment was $1.9 million during the first three months of fiscal 2023 and $2.4 million during the first three months of fiscal 2022.

For further discussion on contract assets and capitalized contract acquisition costs, see Note 3 above.

(12) INTANGIBLE ASSETS
As of the dates indicated, intangible assets are comprised of the following (in thousands):

	January 28, 2023			October 29, 2022
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Developed technology	$503,618	$(392,530)	$111,088	$428,218	$(386,300)	$41,918
In-process technology	89,100	—	89,100	—	—	—
Patents and licenses	8,415	(4,473)	3,942	8,415	(4,228)	4,187
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	411,344	(370,826)	40,518	390,271	(366,859)	23,412
Total intangible assets	$1,012,477	$(767,829)	$244,648	$826,904	$(757,387)	$69,517

The aggregate amortization expense of intangible assets was $10.3 million during the first three months of fiscal 2023 and $12.2 million during the first three months of fiscal 2022. Expected future amortization of intangible assets for the fiscal years indicated is as follows (in thousands):

Fiscal Year	Amount
Remaining fiscal 2023	$40,107
2024	39,776
2025	34,575
2026	23,293
2027	15,789
Thereafter	2,008
	$155,548	(1)

(1) Does not include amortization of in-process technology, as estimation of the timing of future amortization expense would be impractical.

(13) GOODWILL

The following table presents the goodwill allocated to Ciena’s operating segments as of January 28, 2023 and October 29, 2022, as well as the changes to goodwill during first quarter of fiscal 2023 (in thousands):

	Balance at October 29, 2022	Acquisitions	Impairments	Translation	Balance at January 28, 2023
Platform Software and Services	$156,191	$—	$—	$—	$156,191
Blue Planet Automation Software and Services	89,049	—	—	—	89,049
Networking Platforms	83,082	117,997	—	229	201,308
Total	$328,322	$117,997	$—	$229	$446,548

(14) OTHER BALANCE SHEET DETAILS
As of the dates indicated, accrued liabilities and other short-term obligations are comprised of the following (in thousands):

	January 28, 2023	October 29, 2022
Compensation, payroll related tax and benefits (1)	$90,307	$126,338
Warranty	48,543	45,503
Vacation	27,590	26,396
Income taxes payable	26,971	11,472
Interest payable	9,599	4,793
Foreign currency forward contracts	8,191	15,604
Finance lease liabilities	3,912	3,758
Other	128,825	126,918
	$343,938	$360,782
(1) Reduction is primarily due to bonus payments to employees under Ciena’s 2023 annual cash incentive compensation plan in the first quarter of fiscal 2023.

The following table summarizes the activity in Ciena’s accrued warranty for the periods indicated (in thousands):

	Beginning Balance	Current Period Provisions	Settlements	Ending Balance
Three Months Ended January 29, 2022	$48,019	2,817	(4,663)	$46,173
Three Months Ended January 28, 2023	$45,503	8,230	(5,190)	$48,543
As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	January 28, 2023	October 29, 2022
Products	$38,315	$19,814
Services	193,063	180,421
Total deferred revenue	231,378	200,235
Less current portion	(164,758)	(137,899)
Long-term deferred revenue	$66,620	$62,336

(15) DERIVATIVE INSTRUMENTS

Foreign Currency Derivatives

Ciena conducts business globally in numerous currencies, and thus is exposed to adverse foreign currency exchange rate changes. To limit this exposure, Ciena enters into foreign currency contracts. Ciena does not enter into such contracts for speculative purposes.

As of January 28, 2023 and October 29, 2022, Ciena had forward contracts to hedge its foreign exchange exposure in order to reduce variability in certain currencies that is principally related to research and development activities. The notional amount of these contracts was approximately $265.6 million and $272.2 million as of January 28, 2023 and October 29, 2022, respectively. These foreign exchange contracts have maturities of 24 months or less and have been designated as cash flow hedges.

As of January 28, 2023 and October 29, 2022, Ciena had forward contracts to hedge its foreign exchange exposure in order to reduce the variability in various currencies of certain balance sheet items. The notional amount of these contracts was approximately $150.0 million and $108.0 million as of January 28, 2023 and October 29, 2022, respectively. These foreign exchange contracts have maturities of 12 months or less and have not been designated as hedges for accounting purposes.

Interest Rate Derivatives

Ciena is exposed to floating rates of interest on its term loan borrowings (see Note 16 below) and has hedged such risk by entering into floating-to-fixed interest rate swap arrangements.

Prior to amending the 2025 Term Loan (as defined in Note 16 below) to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”) (see Note 16 below), Ciena was exposed to floating rates of LIBOR interest on its 2025 Term Loan borrowings. Ciena hedged this risk by entering into floating-to-fixed interest rate swap arrangements (“interest rate swaps”). The interest rate swaps fix the LIBOR rate for $350.0 million of the 2025 Term Loan at 2.957% through September 2023. In January 2023, Ciena entered into a LIBOR to SOFR basis swap (“basis swap”) to hedge its exposure to SOFR rate. The basis swap offsets the LIBOR exposure risk of the interest rate swaps and effectively fixes the SOFR rate for $350.0 million of the 2025 Term Loan at 2.883% through September 2023. The total notional amount of these swaps in effect was $350.0 million as of January 28, 2023 and October 29, 2022. In April 2022, Ciena entered into floating to fixed forward starting interest rate swap arrangements (“forward starting swaps”). The forward starting swaps fix the SOFR for $350.0 million of the 2025 Term Loan at 2.968% from September 2023 through the 2025 Term Loan maturity. The total notional amount of forward starting swaps effective September 2023 was $350 million as of January 28, 2023.

In January 2023, Ciena entered into floating-to-fixed interest rate swap arrangements (“2028 interest rate swaps”). The 2028 interest rate swaps fix the SOFR rate of approximately $350.0 million of the principal amount of the 2030 Term Loan (as defined in Note 16 below) at 3.47% through January 2028. The total notional amount of these interest rate swaps in effect as of January 28, 2023 was $350.0 million.

Ciena expects the variable rate payments to be received under the terms of the interest rate swaps, basis swap, forward starting swaps, and 2028 interest rate swaps to offset exactly the forecasted variable rate payments on the equivalent notional amounts of the 2025 Term Loan and 2030 Term Loan. These derivative contracts have been designated as cash flow hedges.

Other information regarding Ciena’s derivatives is immaterial for separate financial statement presentation. See Note 6 and Note 9 above.

(16)SHORT-TERM AND LONG-TERM DEBT

Outstanding Term Loans Payable

2025 Term Loan

On January 23, 2020, Ciena entered into a Refinancing Amendment to Credit Agreement pursuant to which Ciena refinanced the entire outstanding amount of its then existing senior secured term loan and incurred a new senior secured term loan in an aggregate principal amount of $693.0 million and maturing on September 28, 2025 (the “2025 Term Loan”).

On January 19, 2023, in connection with the Incremental Agreement (as defined below) to the Credit Agreement (as defined below), the Credit Agreement was amended to replace LIBOR with SOFR for the 2025 Term Loan in response to pending impact of Accounting Standards Codification 848 Reference Rate Reform.

The net carrying value of the 2025 Term Loan was comprised of the following as of the dates indicated (in thousands):

	January 28, 2023				October 29, 2022
	Principal Balance	Unamortized Discount	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
2025 Term Loan	$673,942	$(847)	$(1,586)	$671,509	$673,010

Deferred debt issuance costs that were deducted from the carrying amounts of the 2025 Term Loan totaled $1.6 million as of January 28, 2023 and $1.7 million at October 29, 2022. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the 2025 Term Loan. The amortization of deferred debt issuance costs for the 2025 Term Loan is included in interest expense, and was $0.2 million during the first three months of each of fiscal 2023 and fiscal 2022. The carrying value of the 2025 Term Loan listed above is also net of any unamortized debt discounts.

As of January 28, 2023, the estimated fair value of the 2025 Term Loan was $670.6 million. Ciena’s 2025 Term Loan is categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its 2025 Term Loan using a market approach based on observable inputs, such as current market transactions involving comparable securities.

2030 Term Loan

On January 19, 2023, Ciena entered into an Incremental Joinder and Amendment Agreement (the “Incremental Agreement”) to its Credit Agreement, dated July 15, 2014, as amended (the “Credit Agreement”), by and among Ciena, the lenders party thereto and Bank of America, N.A., as administrative agent, pursuant to which Ciena incurred a new tranche of senior secured term loans in an aggregate principal amount of $500.0 million and maturing on January 19, 2030 (the “2030 Term Loan”). Net of original issue discount and debt issuance costs, the $493.5 million in proceeds from the 2030 Term Loan are intended to be used for general corporate purposes.

The Incremental Agreement amends the Credit Agreement and provides that the 2030 Term Loan will, among other things:

•mature on January 19, 2030;
•amortize in equal quarterly installments in aggregate amounts equal to 0.25% of the principal amount of the 2030 Term Loan as of January 19, 2023, or $1.25 million, with the balance payable at maturity;
•be subject to mandatory prepayment on the same basis as the 2025 Term Loan, including on the occurrence of certain specified events such as asset sales, debt issuances, and receipt of annual Excess Cash Flow (as defined in the Credit Agreement);
•bear interest, at Ciena’s election, at a per annum rate equal to (a) SOFR (subject to a floor of 0.00%) plus an applicable margin of 2.50%, or (b) a base rate (subject to a floor of 1.00%) plus an applicable margin of 1.50%; and
•be repayable at any time at Ciena’s election, provided that repayment of the 2030 Term Loan with proceeds of certain indebtedness prior to July 19, 2023 will require a prepayment premium of 1.00% of the aggregate principal amount of such prepayment.

Except as amended by the Incremental Agreement, the remaining terms of the Credit Agreement remain in full force and effect.

The net carrying value of the 2030 Term Loan was comprised of the following for the periods indicated (in thousands):

	January 28, 2023
	Principal Balance	Unamortized Discount	Deferred Debt Issuance Costs	Net Carrying Value
2030 Term Loan	$500,000	$(2,491)	$(4,810)	$492,699

Deferred debt issuance costs that were deducted from the carrying amounts of the 2030 Term Loan totaled $4.8 million as of January 28, 2023. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the 2030 Term Loan. The amortization of deferred debt issuance costs for the 2030 Term Loan is included in interest expense and was minimal during the first three months of fiscal 2023. The carrying value of the 2030 Term Loan listed above is also net of any unamortized debt discounts.

As of January 28, 2023, the estimated fair value of the 2030 Term Loan was $499.4 million. Ciena’s 2030 Term Loan is categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its 2030 Term Loan using a market approach based on observable inputs, such as current market transactions involving comparable securities.

Outstanding Senior Notes Payable

2030 Notes

On January 18, 2022, Ciena entered into an Indenture among Ciena, as issuer, certain domestic subsidiaries of Ciena, as guarantors, and U.S. Bank National Association, as trustee, pursuant to which Ciena issued $400.0 million in aggregate principal amount of 4.00% senior notes due 2030 (the “2030 Notes”).

The net carrying value of the 2030 Notes was comprised of the following as of the dates indicated (in thousands):

	January 28, 2023			October 29, 2022
	Principal Balance	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
2030 Senior Notes 4.00% fixed-rate	$400,000	$(4,783)	$395,217	$395,045

Deferred debt issuance costs that were deducted from the carrying amount of the 2030 Notes totaled $4.8 million as of January 28, 2023 and $5.0 million as of October 29, 2022. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the 2030 Notes. The amortization of deferred debt issuance costs for the 2030 Notes is included in interest expense, and was $0.2 million during the first three months of fiscal 2023 and was minimal during the first three months of fiscal 2022.

As of January 28, 2023, the estimated fair value of the 2030 Notes was $351.0 million. The 2030 Notes are categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its 2030 Notes using a market approach based on observable inputs, such as current market transactions involving comparable securities.

(17) ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income (“AOCI”), net of tax, for the three months ended January 28, 2023 (in thousands):

	Unrealized Gain (Loss) on			Cumulative
	Available-for-sale Securities	Foreign Currency Forward Contracts	Forward Starting Interest Rate Swaps	Foreign Currency Translation Adjustment	Total
Balance at October 29, 2022	$(2,965)	$(10,197)	$9,397	$(42,880)	$(46,645)
Other comprehensive gain (loss) before reclassifications	1,050	7,630	(4,226)	15,979	20,433
Amounts reclassified from AOCI	—	(2,288)	(799)	—	(3,087)
Balance at January 28, 2023	$(1,915)	$(4,855)	$4,372	$(26,901)	$(29,299)

The following table summarizes the changes in AOCI, net of tax, for the three months ended January 29, 2022 (in thousands):

	Unrealized Gain (Loss) on			Cumulative
	Available-for-sale Securities	Foreign Currency Forward Contracts	Forward Starting Interest Rate Swaps	Foreign Currency Translation Adjustment	Total
Balance at October 30, 2021	$(164)	$6,216	$(12,179)	$6,566	$439
Other comprehensive gain (loss) before reclassifications	(774)	(4,477)	1,364	(13,157)	(17,044)
Amounts reclassified from AOCI	—	(862)	2,562	—	1,700
Balance at January 29, 2022	$(938)	$877	$(8,253)	$(6,591)	$(14,905)

All amounts reclassified from AOCI, related to settlement (gains) losses on foreign currency forward contracts designated as cash flow hedges, impacted research and development expense on the Condensed Consolidated Statements of Operations. All amounts reclassified from AOCI, related to settlement (gains) losses on forward starting interest rate swaps designated as cash flow hedges, impacted interest and other income, net, on the Condensed Consolidated Statements of Operations.

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
The following table presents the calculation of Basic and Diluted EPS (in thousands, except per share amounts):

	Quarter Ended
	January 28,	January 29,
	2023	2022
Net income	$76,241	$45,823
Basic weighted average shares outstanding	149,081	154,151
Effect of dilutive potential common shares	470	1,656
Diluted weighted average shares	149,551	155,807
Basic EPS	$0.51	$0.30
Diluted EPS	$0.51	$0.29
Antidilutive employee share-based awards, excluded	2,768	761

(19) STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On December 9, 2021, Ciena announced that its Board of Directors authorized a program to repurchase up to $1.0 billion of its common stock.

During the first three months of fiscal 2023, Ciena did not repurchase any additional shares of its common stock. As of January 28, 2023, Ciena has repurchased an aggregate of 8.4 million shares for an aggregate purchase price of $500.0 million at an average price of $59.28 per share and has an aggregate of $500.0 million of authorized funds remaining under its stock repurchase program. The purchase price for the shares of Ciena’s stock repurchased is reflected as a reduction of common stock and additional paid-in capital.

Stock Repurchases Related to Stock Unit Award Tax Withholdings
Ciena repurchases shares of its common stock to satisfy employee tax withholding obligations due on vesting of stock unit awards. The related purchase price of $13.0 million for the shares of Ciena’s stock repurchased during the first three months of fiscal 2023 is reflected as a reduction to stockholders’ equity. Ciena is required to allocate the purchase price of the repurchased shares as a reduction of common stock and additional paid-in capital.

(20) SHARE-BASED COMPENSATION EXPENSE

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended
	January 28,	January 29,
	2023	2022
Products	$1,051	$900
Services	2,297	1,584
Share-based compensation expense included in cost of goods sold	3,348	2,484
Research and development	9,234	6,830
Selling and marketing	8,424	7,060
General and administrative	9,468	7,912
Share-based compensation expense included in operating expense	27,126	21,802
Share-based compensation expense capitalized in inventory, net	38	11
Total share-based compensation expense	$30,512	$24,297

As of January 28, 2023, total unrecognized share-based compensation expense was approximately $292.6 million, which relates to unvested stock unit awards and is expected to be recognized over a weighted-average period of 1.6 years.

Stock Unit Awards

Beginning in December 2022, Ciena introduced a benefit, under which, upon completion of ten years of service and reaching age 60, executive officers who are residents of the United States, United Kingdom, or Canada and who provide 12 months’ notice of their retirement will receive continued vesting of all of their granted but unvested restricted stock unit (“RSU”) awards and a pro-rated amount of their performance stock unit awards and market stock unit awards. Other employees in these countries will be subject to the same eligibility and notice requirements, but will receive acceleration of their granted but unvested RSU awards upon retirement. This program accelerates the recognition of share-based compensation expense.

(21) SEGMENTS AND ENTITY-WIDE DISCLOSURES
Segment Reporting
Ciena has the following operating segments for reporting purposes: (i) Networking Platforms; (ii) Platform Software and Services; (iii) Blue Planet Automation Software and Services; and (iv) Global Services.
Ciena's long-lived assets, including equipment, building, furniture and fixtures, right-of-use (“ROU”) assets, finite-lived intangible assets, and maintenance spares, are not reviewed by Ciena's chief operating decision maker for purposes of evaluating performance and allocating resources. As of January 28, 2023, equipment, building, furniture and fixtures, net, totaled $279.0 million, and operating ROU assets totaled $48.4 million both of which support asset groups within Ciena’s four operating segments and unallocated selling and general and administrative activities. As of January 28, 2023, finite-lived intangible assets, goodwill and maintenance spares are assigned to asset groups within the following segments (in thousands):

	January 28, 2023
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Other intangible assets, net	$217,102	$—	$27,546	$—	$244,648
Goodwill	$201,308	$156,191	$89,049	$—	$446,548
Maintenance spares, net	$—	$—	$—	$43,931	$43,931

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
The table below sets forth Ciena’s segment profit (loss) and the reconciliation to net income for the periods indicated (in thousands):

	Quarter Ended
	January 28,	January 29,
	2023	2022
Segment profit (loss):
Networking Platforms	$202,147	$134,125
Platform Software and Services	45,650	49,496
Blue Planet Automation Software and Services	(11,059)	(1,034)
Global Services	37,478	53,191
Total segment profit	274,216	235,778
Less: Non-performance operating expenses
Selling and marketing	123,807	118,881
General and administrative	50,896	44,498
Significant asset impairments and restructuring costs	4,298	3,409
Amortization of intangible assets	7,441	8,918
Acquisition and integration costs	2,558	68
Add: Other non-performance financial items
Interest and other income, net	31,973	3,686
Interest expense	(15,870)	(8,648)
Less: Provision for income taxes	25,078	9,219
Net income	$76,241	$45,823

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

	January 28, 2023	October 29, 2022
Canada	$237,190	$226,451
United States	46,905	47,515
Other International	43,328	38,921
Total	$327,423	$312,887

(22) COMMITMENTS AND CONTINGENCIES

Tax Contingencies

Ciena is subject to various tax liabilities arising in the ordinary course of business. Ciena does not expect that the ultimate settlement of these tax liabilities will have a material effect on its results of operations, financial position, or cash flows.

Litigation

Ciena is subject to various legal proceedings, claims, and other matters arising in the ordinary course of business, including those that relate to employment, commercial, tax, and other regulatory matters. Ciena is also subject to intellectual property related claims, including claims against third parties that may involve contractual indemnification obligations on the part of Ciena. Ciena does not expect that the ultimate costs to resolve such matters will have a material effect on its results of operations, financial position, or cash flows.

(23) SUBSEQUENT EVENTS

ABL Credit Facility

On February 10, 2023, Ciena modified its senior secured asset-backed revolving credit facility (the “ABL Credit Facility”), which provides for a total commitment of $300 million, to extend its maturity date to September 28, 2025. Other terms of the ABL Credit Facility remain unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report contains statements that discuss future events or expectations, projections of results of operations or financial condition, changes in the markets for our products and services, trends in our business, operational matters including the expansion of manufacturing capacity and accumulation of inventory, business prospects and strategies and other “forward-looking” information. Forward-looking statements may appear throughout this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “would,” “can,” “should,” “could,” “expects,” “future,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “projects,” “targets,” “prepare,” or “continue” or the negative of those words and other comparable words. You should be aware that the forward-looking statements contained in this report are based on our current views and assumptions, and are subject to known and unknown risks, uncertainties and other factors that may cause actual events or results to differ materially.

For a discussion identifying some of the important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this report. For a more complete understanding of the risks associated with an investment in our securities, you should review these factors and the rest of this report in combination with the more detailed description of our business and management’s discussion and analysis of financial condition and risk factors described in our annual report on Form 10-K for fiscal 2022, which we filed with the Securities and Exchange Commission (the “SEC”) on December 16, 2022 (our “2022 Annual Report”). However, we operate in a very competitive and dynamic environment and new risks and uncertainties emerge, are identified or become apparent from time to time and therefore may not be identified in this report. We cannot predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. You should be aware that the forward-looking statements contained in this report are based on our current views and assumptions. We undertake no obligation to revise or to update any forward-looking statements made in this report to reflect events or circumstances after the date hereof or to reflect new information or the occurrence of unanticipated events, except as required by law. The forward-looking statements in this report are intended to be subject to protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Unless the context requires otherwise, references in this report to “Ciena,” the “Company,” “we,” “us,” and “our” refer to Ciena Corporation and its consolidated subsidiaries.

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes thereto included in Item 1 of Part I of this report and in Item 8 of Part II of our 2022 Annual Report.

We are a networking systems, services, and software company, providing solutions that enable a wide range of network operators to deploy and manage next-generation networks that deliver services to businesses and consumers. We provide hardware, software, and services that support the delivery of video, data, and voice traffic over core, metro, aggregation, and access communications networks. Our solutions are used globally by communications service providers, cable and multiservice operators, Web-scale providers, submarine network operators, governments, and enterprises across multiple industry verticals. Our portfolio is designed to enable the Adaptive Network, which is our vision for a network end state that leverages a programmable and scalable network infrastructure, driven by software control and automation capabilities, that are informed by analytics and intelligence. Our solutions include Networking Platforms, including our Converged Packet Optical and Routing and Switching portfolios, which can be applied from the network core to end-user access points, and which allow network operators to scale capacity, increase transmission speeds, allocate traffic efficiently and adapt dynamically to changing end-user service demands. To complement our Networking Platforms, we offer Platform Software, which includes our MCP applications that deliver advanced multi-layer domain control and operations. Through our Blue Planet Software we also enable complete service lifecycle management automation with productized open source software (OSS) and service assurance solutions that help our customers to achieve closed loop automation across multi-vendor and multi-domain environments.

Order Volumes

From the second quarter of fiscal 2021 through the third quarter of fiscal 2022, we received unprecedented orders for our products and services. Our quarterly order volumes during this period significantly exceeded our revenue and historical order volumes, with some concentration of orders among certain existing Web-scale and North America-based service provider customers. We believe some portion of these orders reflected pre-pandemic design wins for which orders were delayed due to the dynamics of the COVID-19 pandemic. We also believe some portion of these orders reflected customer acceleration of future orders due to lengthened lead times or the implementation of security of supply strategies to address the supply constraints described below. Our order growth relative to revenue began to moderate in the fourth quarter of fiscal 2022. We expect order growth relative to revenue to continue to moderate, and we do not expect the very high level of orders we experienced during this period to continue. However, over the longer term, we continue to believe that certain trends and shifts in business and consumer behaviors, including 5G, enterprise and consumer cloud network adoption, increasing demands on the network edge, and network operator focus on resilience and automation, represent positive, long-term opportunities for our business.

Backlog

Historically, a significant portion of our quarterly revenue was generated from customer orders received during that same quarter (which we refer to as “book to revenue”) and therefore less predictable and subject to fluctuation. More recently, however, we have generated a significant backlog of customer orders, and our results can be more significantly impacted by availability of supply, as well as any order cancellations or customer delivery deferrals of existing backlog. As a result of recent demand dynamics and the supply chain constraints described below, our backlog grew from $1.2 billion at the end of fiscal 2020 to $4.2 billion at the end of fiscal 2022. As supply chain conditions improve and we are able to increase shipment volumes, we expect our backlog to reduce as fiscal 2023 progresses. The timing and degree to which we make shipments to fulfill our backlog will have a significant impact on our rate of revenue growth and could cause some volatility in our results of operations. As a result of these and other factors, our backlog should not necessarily be viewed as an accurate indicator of revenue for any particular period. See the risk factor captioned “Our backlog may not be an accurate indicator of our level and timing of future revenues.” in Item 1A of Part II of this report for further discussion of risks related to our backlog.

Supply Chain Constraints

In the face of demand across a range of industries, global supply for certain raw materials and components, including, in particular, semiconductor, integrated circuits, and other electronic components used in most of our products, experienced substantial constraint and disruption in recent periods. As a result, we experienced significant component shortages, extended lead times, increased costs, and unexpected cancellation or delay of previously committed supply of key components across our supplier base. While reliability of supply has begun to improve gradually, and the majority of our suppliers have been able to deliver by their promised, though extended, lead times, we continue to experience volatility from a small group of our suppliers of integrated circuit components that represent a small fraction of our overall materials, but which are essential for delivering finished products. This volatility can result in receiving fewer components than expected in a given period, which can adversely impact our revenue. It can also result in receiving more components than expected, as was the case in during the fourth quarter of fiscal 2022 and the first quarter of fiscal 2023, and which had a positive impact on our revenue. We expect supply chain challenges will continue at least through fiscal 2023 and expect that the extended lead times and elevated supply chain costs we have experienced will persist for the reasonably foreseeable future. We expect these supply conditions to continue to impact our costs of goods sold in the near term and to adversely impact our ability to continue to reduce the cost to produce our products in a manner consistent with prior periods. It is unclear when the supply environment will become less volatile and what impacts it will have on our business and results of operations in future periods.

To mitigate the impact of these supply conditions on our business and customers, we have been placing advance orders for inventory and accumulating components that are in available supply. We believe that this approach positions us to produce finished goods more quickly when supply constraints ease for those components in shorter supply. As a result, our inventory has increased from $946.7 million at the end of fiscal 2022 to $1.2 billion at the end of the first quarter fiscal 2023. We have also implemented additional mitigation strategies, including expanding manufacturing capacity, implementing multi-sourcing activities, qualifying alternative parts, and redesigning products, and expect, over time, to realize certain benefits of these activities. Together with increased costs of supply, these mitigation strategies have impacted, and we expect them to continue to impact, our result of operations and cash from operations. See “Risk Factors” in Item 1A of Part II of this report for further discussion of risks related to our supply chain and our mitigation activities.

Strategic and Financial Initiatives

Strategic Acquisitions. On November 17, 2022, we acquired Benu Networks, Inc. (“Benu”) and its portfolio of cloud-native software solutions, including a virtual Broadband Network Gateway ((v)BNG), which complement our existing portfolio of broadband access solutions. On December 30, 2022, we acquired Tibit Communications, Inc. (“Tibit”), a provider of passive optical network solutions. See Note 4 to our Consolidated Financial Statements included in Item 1 of Part I of this report for more information on these acquisitions.

Financial Initiatives. On January 19, 2023, we entered into an incremental amendment to our existing Credit Agreement, dated July 15, 2014, as amended (the “Credit Agreement”), pursuant to which we incurred a new tranche of senior secured term loans in an aggregate principal amount of $500 million, maturing on January 19, 2030 (the “2030 Term Loan”). We intend to use the net proceeds of the 2030 Term Loan borrowing for general corporate purposes. On February 10, 2023, we amended our existing ABL Credit Facility (as defined below) to, among other things, extend the maturity date of the ABL Credit Facility to September 28, 2025. See Notes 16 and 23 to our Consolidated Financial Statements included in Item 1 of Part I of this report for more information relating to these financial initiatives.

For additional information regarding our business, industry, market opportunity, competitive landscape, and strategy, see our 2022 Annual Report.

Consolidated Results of Operations

Operating Segments

Our results of operations are presented based on the following operating segments: (i) Networking Platforms; (ii) Platform Software and Services; (iii) Blue Planet Automation Software and Services; and (iv) Global Services. See Note 3 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Revenue
Currency Fluctuations
Approximately 14.7% of our revenue was non-U.S. Dollar-denominated during the first quarter of fiscal 2023, primarily including sales in Euros, Canadian Dollars, and British Pounds. During the first quarter of fiscal 2023, as compared to the first quarter of fiscal 2022, the U.S. Dollar primarily strengthened against these currencies. Consequently, our revenue for the first quarter of fiscal 2023 reported in U.S. Dollars was adversely impacted by approximately $10.5 million, or 1.0%.
Operating Segment Revenue
The table below sets forth the changes in our operating segment revenue for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	January 28, 2023	January 29, 2022	%*
Revenue:
Networking Platforms
Converged Packet Optical	$735,634	$540,936	36.0%
%**	69.6%	64.1%
Routing and Switching	119,505	85,710	39.4%
%**	11.3%	10.1%
Total Networking Platforms	855,139	626,646	36.5%
%**	80.9%	74.2%

Platform Software and Services	73,445	72,917	0.7%
%**	6.9%	8.6%

Blue Planet Automation Software and Services	15,405	21,110	(27.0)%
%**	1.5%	2.5%

Global Services
Maintenance Support and Training	67,891	72,491	(6.3)%
%**	6.4%	8.6%
Installation and Deployment	34,575	40,370	(14.4)%
%**	3.3%	4.8%
Consulting and Network Design	10,066	10,909	(7.7)%
%**	1.0%	1.3%
Total Global Services	112,532	123,770	(9.1)%
%**	10.7%	14.7%

Total revenue	$1,056,521	$844,443	25.1%
_____________________________
*    Denotes % change from fiscal 2022 to fiscal 2023
**     Denotes % of total revenue

Quarter ended January 28, 2023 as compared to the quarter ended January 29, 2022
•Networking Platforms segment revenue increased by $228.5 million, reflecting product line sales increases of $194.7 million of our Converged Packet Optical products and $33.8 million of our Routing and Switching products.
◦Converged Packet Optical sales increased, primarily reflecting sales increases of $76.8 million of our 6500
Packet-Optical Platform, primarily to communication service providers and enterprise customers, $75.9 million of our Waveserver® products, primarily to Web-scale providers and communication service providers, and $44.3 million of our 6500 Reconfigurable Line System (“RLS”) products, primarily to Web-scale providers.

•Routing and Switching sales increased, primarily reflecting sales increases of $29.9 million of our Virtualization Edge software and $6.6 million of our platform independent software to communication service providers.
•Platform Software and Services segment revenue increased by $0.5 million, reflecting sales increases of $11.3 million in our subscription software services, primarily to communication service providers, offset by a sales decrease of $10.8 million in sales of software platforms, primarily due to decreased sales of our MCP software platform.
•Blue Planet Automation Software and Services segment revenue decreased by $5.7 million, primarily reflecting a decrease of $5.0 million in software platforms sales.
•Global Services segment revenue decreased by $11.2 million, primarily reflecting sales decreases of $5.8 million of our installation and deployment services and $4.6 million of our maintenance support and training services. Installation and deployment services were adversely impacted by the current constrained supply environment, which resulted in delayed delivery of certain products for which installation and deployment services were ordered by customers, as described in more detail in “Overview” above.

Revenue by Geographic Region

Our operating segments engage in business and operations across three geographic regions: the United States, Canada, the Caribbean and Latin America (“Americas”); Europe, Middle East and Africa (“EMEA”); and Asia Pacific, Japan and India (“APAC”). The geographic distribution of our revenue can fluctuate significantly from period to period, and the timing of revenue recognition for large network projects, particularly outside of the United States, can result in large variations in geographic revenue results in any particular period. The increase in our Americas region revenue for the quarter ended January 28, 2023 was primarily driven by increased sales in the United States and Canada. The increase in our APAC region revenue for the quarter ended January 28, 2023 was primarily driven by increased sales in India. The increase in our EMEA region revenue for the quarter ended January 28, 2023 was primarily driven by increased sales in the Netherlands.

The following table reflects our geographic distribution of revenue, principally based on the relevant location for our delivery of products and performance of services. The table sets forth the changes in geographic distribution of revenue for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	January 28, 2023	January 29, 2022	%*
Americas	$765,096	$595,144	28.6%
%**	72.4%	70.5%
EMEA	152,804	150,785	1.3%
%**	14.5%	17.8%
APAC	138,621	98,514	40.7%
%**	13.1%	11.7%
Total	$1,056,521	$844,443	25.1%
_____________________________________
*    Denotes % change from fiscal 2022 to fiscal 2023
**     Denotes % of total revenue

Quarter ended January 28, 2023 as compared to the quarter ended January 29, 2022
•Americas revenue increased by $170.0 million, reflecting sales increases of $180.5 million within our Networking
Platforms segment and $1.7 million within our Platform Software and Services segment. These sales increases were partially offset by sales decreases of $7.3 million within our Global Services segment and $4.9 million within our Blue Planet Automation Software and Services segment. The increase within our Networking Platforms segment reflects product line sales increases of $147.2 million of our Converged Packet Optical products and $33.2 million of our Routing and Switching products. The increase within our Converged Packet Optical product line was primarily related to sales increases of $65.4 million of our Waveserver products, primarily to Web-scale providers and communication service providers, $45.5 million of our 6500 Packet-Optical Platform, primarily to communication service providers, and $35.8 million of our 6500 RLS products, primarily to Web-scale providers. The increase within our Routing and Switching product line was primarily related to sales increases of $29.9 million of our Virtualization Edge software and $6.6 million of our platform independent software, both primarily to communication service providers.
•EMEA revenue increased by $2.0 million, primarily reflecting a sales increase of $5.8 million within our
Networking Platforms segment, which was partially offset by sales decreases of $2.5 million within our Global Services segment and $1.5 million within our Platform Software and Services segment.
•APAC revenue increased by $40.1 million, primarily reflecting a sales increase of $42.2 million within our
Networking Platforms segment, partially offset by sales decreases of $1.4 within our Global Services segment and $1.0 million within our Blue Planet Automation Software and Services segment. The increase within our Networking Platforms segment primarily reflects product line sales increases of $41.3 million of Converged Packet Optical products, which includes sales increases of $38.8 million of our 6500 Packet-Optical Platform, primarily to communication service provider customers in India.

Cost of Goods Sold and Gross Profit

There are a number of important factors or conditions that can adversely affect or cause our gross profit as a percentage of product or service revenue, or “gross margin,” to fluctuate on a quarterly basis. For example, early stages of new network builds also often include an increased concentration of lower margin “common” equipment, photonics sales and installation services, with the intent to improve margin as we sell channel cards and maintenance services to customers as they add capacity. The component elements that comprise our product cost of goods sold and services costs of goods sold, and certain factors that can cause gross margin to fluctuate, are described in detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of our 2022 Annual Report.

The tables below set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	January 28, 2023	January 29, 2022	%*
Total revenue	$1,056,521	$844,443	25.1%
Total cost of goods sold	600,575	460,256	30.5%
Gross profit	$455,946	$384,187	18.7%
%**	43.2%	45.5%
_____________________________________
*    Denotes % change from fiscal 2022 to fiscal 2023
**     Denotes % of total revenue

	Quarter Ended
	January 28, 2023	January 29, 2022	%*
Product revenue	$877,715	$665,007	32.0%
Product cost of goods sold	500,337	372,565	34.3%
Product gross profit	$377,378	$292,442	29.0%
%**	43.0%	44.0%
_____________________________________
*    Denotes % change from fiscal 2022 to fiscal 2023
**     Denotes % of product revenue

	Quarter Ended
	January 28, 2023	January 29, 2022	%*
Services revenue	$178,806	$179,436	(0.4)%
Services cost of goods sold	100,238	87,691	14.3%
Services gross profit	$78,568	$91,745	(14.4)%
% **	43.9%	51.1%
_____________________________________
*    Denotes % change from fiscal 2022 to fiscal 2023
**     Denotes % of services revenue

Quarter ended January 28, 2023 as compared to the quarter ended January 29, 2022
•Gross profit increased by $71.8 million. Gross margin decreased by 230 basis points, primarily due to lower services margins and increased costs of components resulting from global supply chain shortages. As supply conditions gradually improve, particularly for lower margin “common” equipment and photonics, we expect our gross margin to be adversely impacted during the remainder of fiscal 2023 as a result of a higher concentration of lower margin product mix. We also expect our gross margin to continue be adversely impacted due to the challenges and costs associated with the constrained supply environment described in “Overview” above.

•Gross profit on products increased by $84.9 million. Product gross margin decreased by 100 basis points, primarily due to increased costs of components resulting from global supply chain shortages, and lower sales of software platforms.
•Gross profit on services decreased by $13.2 million. Services gross margin decreased by 720 basis points, primarily due to lower maintenance support, higher deployment costs, and losses incurred on certain Blue Planet software service projects. These decreases were partially offset by an increase in Platform Software services revenue.

Operating Expense
Currency Fluctuations
Approximately 49.6% of our operating expense was non-U.S. Dollar-denominated during the first quarter of fiscal 2023, including expenses in Canadian Dollars, Indian Rupees, and Euros. During the first quarter of fiscal 2023, as compared to the first quarter of fiscal 2022, the U.S. Dollar primarily strengthened against these currencies. Consequently, our operating expense, net of hedging, reported in U.S. Dollars slightly decreased by approximately $9.8 million, or 2.6%.
The component elements that comprise each of our operating expense categories in the table below are set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2022 Annual Report. The table below sets forth the changes in operating expense for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	January 28, 2023	January 29, 2022	%*
Research and development	$181,730	$148,409	22.5%
%**	17.2%	17.6%
Selling and marketing	123,807	118,881	4.1%
%**	11.7%	14.1%
General and administrative	50,896	44,498	14.4%
%**	4.8%	5.3%
Significant asset impairments and restructuring costs	4,298	3,409	26.1%
%**	0.4%	0.4%
Amortization of intangible assets	7,441	8,918	(16.6)%
%**	0.7%	1.1%
Acquisition and integration costs	2,558	68	n/m
%**	0.2%	—%
Total operating expenses	$370,730	$324,183	14.4%
%**	35.1%	38.4%
_____________________________________
*    Denotes % change from fiscal 2022 to fiscal 2023
**     Denotes % of total revenue
n/m    Denotes a non-meaningful metric for the period

Quarter ended January 28, 2023 as compared to the quarter ended January 29, 2022
•Research and development expense benefited from $6.4 million as a result of foreign exchange rates, net of hedging, primarily due to a stronger U.S. Dollar in relation to the Canadian Dollar and Indian Rupee. Including the effect of foreign exchange rates, net of hedging, research and development expenses increased by $33.3 million. This increase primarily reflects increases in employee headcount and related compensation costs, professional services and prototype expense. The increase in employee headcount was partially due to our acquisitions of Benu and Tibit.

•Selling and marketing expense benefited from $2.7 million as a result of foreign exchange rates, primarily due to a stronger U.S. Dollar in relation to the Euro and Canadian Dollar. Including the effect of foreign exchange rates, sales and marketing expense increased by $4.9 million. This increase primarily reflects an increase in professional services and travel and entertainment costs, partially offset by a decrease in employee-related compensation costs related to sales commissions.

•General and administrative expense increased by $6.4 million. This increase primarily reflects increases in employee headcount and related compensation costs, professional services and increased bad debt expense, partially offset by decreased legal settlement costs.
•Significant asset impairments and restructuring costs reflects actions that we have taken with respect to our operations, global workforce and facilities as part of a business optimization strategy to improve gross margin, constrain operating expense and redesign certain business processes.
•Amortization of intangible assets decreased by $1.5 million due to certain intangible assets having reached the end of their economic lives, partially offset by additional intangibles acquired in connection with our acquisitions of Benu and Tibit during the first quarter of fiscal 2023.
•Acquisition and integration costs increased by $2.5 million and primarily reflect financial, legal, and accounting advisors and employee-related costs related to our acquisitions of Benu and Tibit.
For more information on our acquisitions, see Note 4 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Other Items
The table below sets forth the changes in other items for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	January 28, 2023	January 29, 2022	%*
Interest and other income, net	$31,973	$3,686	767.4%
%**	3.0%	0.4%
Interest expense	$15,870	$8,648	83.5%
%**	1.5%	1.0%
Provision for income taxes	$25,078	$9,219	172.0%
%**	2.4%	1.1%
_____________________________________
*    Denotes % change from fiscal 2022 to fiscal 2023
**     Denotes % of total revenue

Quarter ended January 28, 2023 as compared to the quarter ended January 29, 2022
•Interest and other income, net increased by $28.3 million, primarily resulting from the remeasurement of our previously held investment in Tibit to fair value, which resulted in a gain on our cost method equity investment of $26.5 million, and higher interest income. These increases were partially offset by the impact of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity. For more information on our acquisitions, see Note 4 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
•Interest expense increased by $7.2 million, primarily due to higher interest rates on our floating rate debt, net of hedging activity, and additional outstanding indebtedness, including our 2030 Notes issued in the first quarter of fiscal 2022 and the 2030 Term Loan incurred in the first quarter of fiscal 2023. For more information on our short-term and long-term debt, see Note 16 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
•Provision for income taxes increased by $15.9 million, primarily due to an increase in pre-tax income in the first quarter of fiscal 2023 as compared to the first quarter of fiscal 2022. The effective tax rate for the first quarter of fiscal 2023 was higher than the effective tax rate for the first quarter of fiscal 2022, primarily due to the mandatory capitalization of research and development expenses in the first quarter of fiscal 2023.

Segment Profit (Loss)

The table below sets forth the changes in our segment profit (loss) for the respective periods (in thousands, except percentage data):

	Quarter Ended
	January 28, 2023	January 29, 2022	%*
Segment profit (loss):
Networking Platforms	$202,147	$134,125	50.7%
Platform Software and Services	$45,650	$49,496	(7.8)%
Blue Planet Automation Software and Services	$(11,059)	$(1,034)	n/m
Global Services	$37,478	$53,191	(29.5)%
_____________________________________
*    Denotes % change from fiscal 2022 to fiscal 2023
n/m    Denotes a non-meaningful metric for the period
Quarter ended January 28, 2023 as compared to the quarter ended January 29, 2022

•Networking Platforms segment profit increased by $68.0 million, primarily due to higher sales volume and higher gross margin as described above, partially offset by higher research and development costs.
•Platform Software and Services segment profit decreased by $3.8 million, primarily due to lower software sales volume, as described above, lower gross margin on software-related services, and higher research and development costs.
•Blue Planet Automation Software and Services segment loss increased by $10.0 million, primarily due to lower gross margin and lower sales volume, as described above, and higher research and development costs.
•Global Services segment profit decreased by $15.7 million, primarily due to lower sales volume and lower gross margin on services as described above.

Liquidity and Capital Resources
Overview. For the three months ended January 28, 2023, we used $265.6 million of cash in operating activities as our working capital requirements of approximately $392.3 million exceeded our net income (adjusted for non-cash charges) of approximately $126.6 million. For additional details, see “Cash Used In Operating Activities” below.

Cash, cash equivalents, and investments decreased by $25.5 million during the first three months of fiscal 2023. In addition to the cash used in operations, the decrease in cash also included the following items: (i) cash used for the acquisition of businesses of $230.0 million; (ii) cash used to fund our investing activities for capital expenditures totaling $30.0 million; and (iii) stock repurchases on vesting of our stock unit awards to employees relating to tax withholding of $13.0 million. Proceeds from the issuance of the 2030 Term Loan provided $493.5 million in cash, net of paid debt issuance costs, and proceeds from the issuance of equity under our employee stock purchase plan provided $14.3 million in cash during the three months ended January 28, 2023.
See Notes 4, 16 and 18 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for additional information on these transactions.
The following table sets forth changes in our cash and cash equivalents and investments in marketable debt securities for the respective periods (in thousands):

	January 28, 2023	October 29, 2022	Increase (decrease)
Cash and cash equivalents	$1,054,549	$994,352	$60,197
Short-term investments in marketable debt securities	100,424	153,989	(53,565)
Long-term investments in marketable debt securities	3,242	35,385	(32,143)
Total cash and cash equivalents and investments in marketable debt securities	$1,158,215	$1,183,726	$(25,511)

Principal Sources of Liquidity. Our principal sources of liquidity on hand include our cash, cash equivalents, and investments, which, as of January 28, 2023 totaled $1.2 billion, as well as the senior secured asset-backed revolving credit facility to which we and certain of our subsidiaries are parties (the “ABL Credit Facility”). The ABL Credit Facility provides for a total commitment of $300.0 million with a maturity date of September 28, 2025, as modified on February 10, 2023. See

Note 23 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report. We principally use the ABL Credit Facility to support the issuance of letters of credit that arise in the ordinary course of our business and thereby to reduce our use of cash required to collateralize these instruments. As of January 28, 2023, letters of credit totaling $86.1 million were collateralized by our ABL Credit Facility. There were no borrowings outstanding under the ABL Credit Facility as of January 28, 2023.
Foreign Liquidity. Cash, cash equivalents, and short-term investments held by our foreign subsidiaries was $250.4 million as of January 28, 2023. We intend to reinvest indefinitely our foreign earnings. If we were to repatriate the accumulated historical foreign earnings, the provisional amount of unrecognized deferred income tax liability related to foreign withholding taxes would be approximately $34.0 million.
Stock Repurchase Authorization. On December 9, 2021, we announced that our Board of Directors authorized a program to repurchase up to $1.0 billion of our common stock, which replaced in its entirety the previous stock repurchase program authorized in fiscal 2019. During the first three months of fiscal 2023, we did not repurchase any additional common stock under the stock repurchase program, and $500.0 million remained under the current repurchase authorization as of January 28, 2023. The amount and timing of any further repurchases under our stock repurchase program are subject to a variety of factors including liquidity, cash flow, stock price, and general business and market conditions. The program may be modified, suspended, or discontinued at any time. See Note 19 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
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
Cash Used In Operating Activities
The following sections set forth the components of our $265.6 million of cash used in operating activities during the first three months of fiscal 2023:
Net income (adjusted for non-cash charges)
The following table sets forth our net income (adjusted for non-cash charges) during the period (in thousands):

Three Months Ended
January 28, 2023
Net income	$76,241
Adjustments for non-cash charges:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	22,208
Share-based compensation expenses	30,512
Amortization of intangible assets	10,325
Deferred taxes	(7,247)
Provision for inventory excess and obsolescence	5,503
Provision for warranty	8,230
Gain on cost method equity investment	(26,455)
Other	7,325
Net income (adjusted for non-cash charges)	$126,642

Working Capital
We used $392.3 million of cash for working capital during the period. The following table sets forth the major components of the cash used in working capital (in thousands):

Three Months Ended
January 28, 2023
Cash used in accounts receivable	$(133,067)
Cash used in inventories	(235,059)
Cash provided by prepaid expenses and other	4,667
Cash used in accounts payable, accruals, and other obligations	(56,979)
Cash provided by deferred revenue	29,459
Cash used in operating lease assets and liabilities, net	(1,302)
Total cash used for working capital	$(392,281)

As compared to the end of fiscal 2022:

•The $133.1 million of cash used in accounts receivable during the first three months of fiscal 2023 reflects increased sales volume at the end of the first quarter of fiscal 2023;
•The $235.1 million of cash used in inventories during the first three months of fiscal 2023 primarily reflects increases in raw materials inventory related to the steps that we are taking to mitigate the impact of current supply chain constraints and the global market shortage of semiconductor parts described in “Overview” above;
•The $4.7 million of cash provided by prepaid expense and other during the first three months of fiscal 2023 primarily reflects decreases in contract assets, partially offset by increases in prepaid value-added tax (VAT) and other taxes and foreign currency forward contracts;
•The $57.0 million of cash used in accounts payable, accruals, and other obligations during the first three months of fiscal 2023 primarily reflects the timing of payments to employees under our annual cash incentive compensation plans and payments to suppliers;
•The $29.5 million of cash provided by deferred revenue during the first three months of fiscal 2023 represents an increase in advanced payments received from customers prior to revenue recognition; and
•The $1.3 million of cash used in operating lease assets and liabilities, net, during the first three months of fiscal 2023 represents cash paid for operating lease payments in excess of operating lease costs.
Our days sales outstanding (“DSOs”) increased from 97 for first three months of fiscal 2022 to 103 for the first three months of fiscal 2023. The calculation of DSOs includes accounts receivables, net and contract assets for unbilled receivables, net included in prepaid expenses and other. Our inventory turns decreased from 3.3 for the first three months of fiscal 2022 to 1.7 for the first three months of fiscal 2023 due to the increases in inventory as described in “Overview” above.

Cash Paid for Interest, Net
The following table sets forth the cash paid for interest, net, during the period (in thousands):

Three Months Ended
January 28, 2023
Term Loan due September 28, 2025(1)	$9,769
Term Loan due January 31, 2030(2)	—
Senior Notes due January 31, 2030(3)	—
Interest rate swaps(4)	(802)
ABL Credit Facility(5)	516
Finance leases	1,053
Cash paid during period	$10,536

(1) Interest on the 2025 Term Loan is payable periodically based on the interest period selected for borrowing. The 2025 Term Loan bore interest at LIBOR for the chosen borrowing period plus a spread of 1.75% subject to a minimum LIBOR rate of 0.00% through its amendment on January 19, 2023. The 2025 Term loan now bears interest at SOFR for the chosen borrowing period plus a spread of 1.75% subject to a minimum SOFR rate of 0.00%. At the end of the first quarter of fiscal 2023, the interest rate on the 2025 Term Loan was 6.24%.

(2) Interest on the 2030 Term Loan is payable periodically based on the interest period selected for borrowing. The 2030 Term Loan bears interest at SOFR for the chosen borrowing period plus a spread of 2.50% subject to a minimum SOFR rate of 0.00%. At the end of the first quarter of fiscal 2023, the interest rate on the 2030 Term Loan was 6.98%.
(3) The 2030 Notes bear interest at a rate of 4.00% per annum and mature on January 31, 2030. Interest is payable on the 2030 Notes in arrears on January 31 and July 31 of each year, commencing on July 31, 2022.
(4) The interest rate swaps and the basis swap fix the SOFR rate for $350.0 million of the 2025 Term Loan at 2.883% through September 2023. In addition, the 2028 interest rate swaps fix the SOFR rate for $350.0 million of the 2030 Term Loan at 3.47% through January 2028.
(5) During the first three months of fiscal 2023, we utilized the ABL Credit Facility to collateralize certain standby letters of credit and paid $0.5 million in commitment fees, interest expense and other administrative charges relating to the ABL Credit Facility.
For additional information about our debt, ABL Credit Facility and interest rate swaps, see Notes 15, 16 and 23 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Contractual Obligations

Our contractual obligations have not changed materially since October 29, 2022, except for the items listed below. For a summary of our contractual obligations, see Item 7 of Part II of the 2022 Annual Report.

Purchase Order Obligations. As of January 28, 2023 we had $2.4 billion in outstanding purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule, or adjust these orders. Consequently, only a portion of this amount relates to firm, non-cancelable, and unconditional obligations.

Debt. As of January 28, 2023, we had $500.0 million outstanding principal associated with our 2030 Term Loan, with $5.0 million payable within 12 months. Interest on the 2030 Term Loan and payments due under the interest rate swaps are variable and calculated using the rate in effect on the balance sheet date. Future interest payments associated with the 2030 Term Loan total $234.4 million, with $33.1 million payable within 12 months. For additional information about the 2030 Term Loan, see Note 16 to our Condensed Consolidated Financial Statements included in Item I of Part I of this report.

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

Our critical accounting policies and estimates have not changed materially since October 29, 2022. For a discussion of our critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our 2022 Annual Report.

Effects of Recent Accounting Pronouncements

See Note 2 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for information relating to our discussion of the effects of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. For a discussion of quantitative and qualitative disclosures about market risk, see Item 7A of Part II of our 2022 Annual Report.

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

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. Before investing in our securities, you should consider carefully the information contained in this report and in our 2022 Annual Report, including the risk factors identified in Item 1A of Part I thereof (Risk Factors). This report contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” above. Our actual results could differ materially from those contained in the forward-looking statements. Any of the risks discussed in our 2022 Annual Report, in this report, in other reports we file with the SEC, and other risks we have not anticipated or discussed, could have a material adverse impact on our business, financial condition, or results of operations. Except as set forth below, there has been no material change to our Risk Factors from those presented in our 2022 Annual Report.

Our revenue, gross margin, and operating results can fluctuate significantly and unpredictably from quarter to quarter.

Our revenue, gross margin, and results of operations can fluctuate significantly and unpredictably from quarter to quarter. Our budgeted expense levels are based on our visibility into customer spending plans and our projections of future revenue and gross margin. Visibility into customer spending levels can be uncertain, spending patterns are subject to change, and reductions in our expense levels can take significant time to implement. Historically, a significant portion of our quarterly revenue was generated from customer orders received during that same quarter (which we refer to as “book to revenue”) and therefore less predictable and subject to fluctuation due to a quarterly shortfall in orders from expectations. More recently, however, we have generated a significant backlog of customer orders, and our results can be more significantly impacted by availability of supply, as well as any order cancellations or customer delivery deferrals of existing backlog. Given their significant order levels in prior periods, during the first quarter of fiscal 2023, certain Web-scale customers rescheduled deliveries of existing orders, including in some cases until after the end of fiscal 2023. Accordingly, our results for a particular period can be difficult to predict. These dynamics, as well as a range of factors, including those set forth below, can materially adversely affect quarterly revenue, gross margin, and operating results:

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
•consolidation activity among our customers, suppliers. and competitors;
•installation service availability and readiness of customer sites;
•adverse impact of foreign exchange; and
•seasonal effects in our business.

As a result of these factors and other conditions affecting our business and operating results, we believe that quarterly comparisons of our operating results are not necessarily a good indication of possible future performance. Quarterly fluctuations from the above factors may cause our revenue, gross margin, and results of operations to underperform in relation to our guidance, long-term financial targets or the expectations of financial analysts or investors, which may cause volatility or decreases in our stock price.

Our backlog may not be an accurate indicator of our level and timing of future revenues.

As a result of order volumes growth in prior periods, together with supply chain constrains, our backlog grew from $1.2 billion at the end of fiscal 2020 to $4.2 billion at the end of fiscal 2022. However, our order growth relative to revenue began to moderate in the fourth quarter of fiscal 2022. We expect order growth relative to revenue to continue to moderate over time and we do not expect the very high level of orders we experienced in fiscal 2022 to continue in the long-term. As order growth moderates and supply chain conditions improve, we expect our backlog to reduce, which was the case in the first quarter of fiscal 2023. Backlog may be fulfilled several quarters following receipt of a purchase order, either due to customer schedules or delays caused by supply chain constraints. Generally, our customers may cancel, delay delivery or change their orders with limited advance notice, or they may decide not to accept our products and services, although instances of both cancellation and non-acceptance have been rare historically. Backlog also includes certain service obligations that may relate to a multi-year support period. As a result, backlog should not necessarily be viewed as an accurate indicator of future revenue for any particular period.

Accurately matching necessary inventory levels to customer demand within the current environment is challenging, and we may incur additional costs or be required to write off significant inventory that would adversely impact our results of operations.

From the second quarter of fiscal 2021 through the third quarter of fiscal 2022, we received unprecedented orders for our products and services, and matching necessary inventory to fulfill that demand within the current supply constrained environment is challenging. We have taken and continue to take a number of steps to mitigate these challenges, including extending our purchase commitments and placing non-cancellable, advanced orders with or through suppliers, particularly for long lead time components. As of January 28, 2023 we had $2.4 billion in outstanding purchase order commitments to our contract manufacturers and component suppliers for inventory. We have also been expanding our manufacturing capacity and have been accumulating raw materials inventory of components that are available, in some cases with expanded lead times, in an effort to prepare us to be able to produce finished goods more quickly when supply constraints ease for certain common components, including integrated circuit components, for which delivery continues to be delayed. As a result of this strategy, our inventory has increased from $374.3 million at the end of fiscal 2021 to $1.2 billion at the end of the first quarter of fiscal 2023. These inventory practices, and their associated costs, have had, and we expect them to continue to have, an adverse impact on our cash from operations.

These inventory practices also further introduce obsolescence risk that can impact our results of operations and financial condition. If our customers were to cancel or delay orders as a result of increased lead times or otherwise, inventory could become obsolete and we could be required to write off or write down the inventory associated with those orders. In addition, if customers were to cancel or delay existing or forecasted orders for which we have significant outstanding commitments to our contract manufacturers or suppliers, we may be required to purchase inventory under these commitments that we are unable to sell. If we are required to write off or write down a significant amount of inventory, our results of operations for the applicable period would be materially adversely affected. Our inability to effectively manage the matching of inventory with customer demand within the current environment could adversely impact our results of operations and financial condition, and could result in loss of revenue, increased costs, or delays that could adversely impact customer satisfaction.

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
•the impact of wage inflation and labor shortages on cost;
•the impact of supply chain constraints on our contract manufacturers’ costs and business models;
•risks associated with the ability of our contract manufacturers to perform to our manufacturing needs;
•risks and uncertainties associated with the locations or countries where our products are manufactured, including potential manufacturing disruptions caused by social, geopolitical, environmental, or health factors, including pandemics or widespread health epidemics such as the COVID-19 pandemic;
•risks associated with data security breaches, interdiction, or cyber-attacks targeting our third-party manufacturers, including manufacturing disruptions or unauthorized access to information;
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

If our contract manufacturers are unable or unwilling to manufacture our products or components of our products, or if we experience a disruption in manufacturing, we may be required to identify and qualify alternative manufacturers, which could cause us to be delayed in or unable to meet our supply requirements to our customers. The process of qualifying a new contract manufacturer and commencing volume production is expensive and time-consuming, and if we are required to change or qualify a new contract manufacturer, we would likely experience significant business disruption and could lose revenue and damage our existing customer relationships. These and other risks associated with our contract manufacturers’ businesses, financial condition and the geographies in which they operate could impair our ability to fulfill orders, harm our sales and impact our reputation with customers in ways that adversely impact our business and results of operations.

Outstanding indebtedness under our senior secured credit facilities and senior unsecured notes may adversely affect our liquidity and results of operations and could limit our business.

We are a party to credit agreements relating to a $300.0 million senior secured asset-based revolving credit facility, an outstanding senior secured term loan with approximately $673.9 million due 2025, an outstanding senior secured term loan with approximately $500.0 million due 2030, and an outstanding senior unsecured indenture pursuant to which we issued $400.0 million in aggregate principal amount of 4.00% senior notes due 2030. The agreements governing these credit facilities contain certain covenants that limit our ability, among other things, to incur additional debt, create liens and encumbrances, pay cash dividends, redeem or repurchase stock, enter into certain acquisition transactions or transactions with affiliates, repay certain indebtedness, make investments, or dispose of assets. The agreements also include customary remedies, including the right of the lenders to take action with respect to the collateral securing the loans, that would apply should we default or otherwise be unable to satisfy our debt obligations.

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

We may also enter into additional debt transactions or credit facilities, including equipment loans, working capital lines of credit, senior notes, and other long-term debt, which may increase our indebtedness and result in additional restrictions on our business. In addition, major debt rating agencies regularly evaluate our debt based on a number of factors. There can be no assurance that we will be able to maintain our existing debt ratings, and failure to do so could adversely affect our cost of funds, liquidity and access to capital markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits

3.1	Amended and Restated Bylaws of Ciena Corporation (incorporated by reference from Exhibit 3.1 to Ciena’s Current Report on Form 8-K, filed with the SEC on January 27, 2023).
10.1
Incremental Joiner and Amendment Agreement, dated January 19, 2023, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc., Ciena Communications International, LLC, Blue Planet Software, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to Ciena’s Current Report on Form 8-K, filed with the SEC on January 23, 2023).

10.2
First Amendment to ABL Credit Agreement, dated February 10, 2023, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc., and Ciena Canada ULC, as borrowers, Ciena Communications International, LLC and Blue Planet Software, Inc., as guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference from Exhibit 10.1 to Ciena’s Current Report on Form 8-K, filed with the SEC on February 15, 2023).

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

Ciena Corporation
Date:	March 8, 2023	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	March 8, 2023	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)