Form 10-Q
period 2023-07-29
CIENA CORP
filed 2023-09-06
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 1, 2023
Common Stock, par value $0.01 per share	147,842,355

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Revenue:
Products	$865,197	$684,284	$2,678,242	$2,109,239
Services	202,689	183,697	578,820	552,412
Total revenue	1,067,886	867,981	3,257,062	2,661,651
Cost of goods sold:
Products	516,900	434,756	1,559,120	1,259,378
Services	102,045	92,446	305,372	275,526
Total cost of goods sold	618,945	527,202	1,864,492	1,534,904
Gross profit	448,941	340,779	1,392,570	1,126,747
Operating expenses:
Research and development	189,392	150,025	561,115	457,758
Selling and marketing	118,266	105,880	367,156	344,700
General and administrative	49,349	41,121	151,184	131,191
Significant asset impairments and restructuring costs	4,174	7,692	16,625	20,203
Amortization of intangible assets	9,487	8,919	26,773	26,757
Acquisition and integration costs	59	35	3,474	598
Total operating expenses	370,727	313,672	1,126,327	981,207
Income from operations	78,214	27,107	266,243	145,540
Interest and other income, net	10,187	366	50,711	4,860
Interest expense	(24,060)	(12,642)	(63,819)	(33,275)
Income before income taxes	64,341	14,831	253,135	117,125
Provision for income taxes	34,608	4,319	89,507	21,868
Net income	$29,733	$10,512	$163,628	$95,257
Basic net income per common share	$0.20	$0.07	$1.09	$0.63
Diluted net income per potential common share	$0.20	$0.07	$1.09	$0.62
Weighted average basic common shares outstanding	149,690	149,862	149,472	152,083
Weighted average dilutive potential common shares outstanding	149,977	150,463	149,867	153,209

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Quarter Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Net income	$29,733	$10,512	$163,628	$95,257
Change in unrealized gain (loss) on available-for-sale securities, net of tax	378	(79)	2,075	(2,184)
Change in unrealized gain (loss) on foreign currency forward contracts, net of tax	5,124	(91)	9,314	(6,776)
Change in unrealized gain (loss) on interest rate swaps, net of tax	12,324	(1,613)	5,497	9,425
Change in cumulative translation adjustments	10,151	(4,037)	17,981	(22,783)
Other comprehensive gain (loss)	27,977	(5,820)	34,867	(22,318)
Total comprehensive income	$57,710	$4,692	$198,495	$72,939

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	July 29, 2023	October 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,117,922	$994,352
Short-term investments	141,843	153,989
Accounts receivable, net of allowance for credit losses of $11.2 million and $11.0 million as of July 29, 2023 and October 29, 2022, respectively.	997,373	920,772
Inventories, net	1,192,522	946,730
Prepaid expenses and other	361,692	370,053
Total current assets	3,811,352	3,385,896
Long-term investments	21,098	35,385
Equipment, building, furniture and fixtures, net	287,455	267,779
Operating right-of-use assets	40,482	45,108
Goodwill	446,596	328,322
Other intangible assets, net	219,085	69,517
Deferred tax asset, net	792,299	824,008
Other long-term assets	104,847	113,617
Total assets	$5,723,214	$5,069,632
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$393,144	$516,047
Accrued liabilities and other short-term obligations	355,622	360,782
Deferred revenue	188,104	137,899
Operating lease liabilities	16,941	18,925
Current portion of long-term debt	11,930	6,930
Total current liabilities	965,741	1,040,583
Long-term deferred revenue	71,873	62,336
Other long-term obligations	156,893	150,335
Long-term operating lease liabilities	37,800	42,392
Long-term debt, net	1,543,900	1,061,125
Total liabilities	2,776,207	2,356,771
Commitments and contingencies (Note 23)
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 148,772,513 and 148,412,943 shares issued and outstanding	1,488	1,484
Additional paid-in capital	6,425,899	6,390,252
Accumulated other comprehensive loss	(11,778)	(46,645)
Accumulated deficit	(3,468,602)	(3,632,230)
Total stockholders’ equity	2,947,007	2,712,861
Total liabilities and stockholders’ equity	$5,723,214	$5,069,632

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended
	July 29,	July 30,
	2023	2022
Cash flows used in operating activities:
Net income	$163,628	$95,257
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	69,213	68,280
Share-based compensation costs	95,405	77,827
Amortization of intangible assets	36,274	36,521
Deferred taxes	(64,005)	(19,824)
Provision for inventory excess and obsolescence	18,767	12,038
Provision for warranty	18,860	12,416
Gain on cost method equity investments, net	(26,368)	(4,120)
Other	13,694	3,678
Changes in assets and liabilities:
Accounts receivable	(80,399)	74,478
Inventories	(262,345)	(464,664)
Prepaid expenses and other	72,062	(39,805)
Operating lease right-of-use assets	11,003	12,504
Accounts payable, accruals and other obligations	(133,880)	(37,587)
Deferred revenue	57,547	34,949
Short- and long-term operating lease liabilities	(16,596)	(15,197)
Net cash used in operating activities	(27,140)	(153,249)
Cash flows used in investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(83,422)	(66,908)
Purchases of investments	(119,240)	(614,333)
Proceeds from sales and maturities of investments	150,646	460,000
Settlement of foreign currency forward contracts, net	(3,272)	4,450
Purchase of cost method equity investments	—	(8,000)
Acquisition of business, net of cash acquired	(230,048)	(62,043)
Net cash used in investing activities	(285,336)	(286,834)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of senior notes	—	400,000
Proceeds from issuance of term loan, net	497,500	—
Payment of long-term debt	(6,448)	(3,465)
Payment of debt issuance costs	(5,422)	(5,159)
Payment of finance lease obligations	(2,830)	(2,555)
Shares repurchased for tax withholdings on vesting of stock unit awards	(29,794)	(41,280)
Repurchases of common stock - repurchase program, net	(57,736)	(487,792)
Proceeds from issuance of common stock	31,276	30,224
Net cash provided by (used in) financing activities	426,546	(110,027)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9,501	(12,780)
Net increase (decrease) in cash, cash equivalents and restricted cash	123,571	(562,890)
Cash, cash equivalents and restricted cash at beginning of period	994,378	1,422,604
Cash, cash equivalents and restricted cash at end of period	$1,117,949	$859,714
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$56,709	$24,823
Cash paid during the period for income taxes, net	$68,058	$28,593
Operating lease payments	$18,038	$16,342
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$4,579	$9,320
Repurchase of common stock in accrued liabilities from repurchase program	$3,500	$5,000
Operating right-of-use assets subject to lease liability	$9,771	$8,226
Gain on cost method equity investments, net	$26,368	$4,120
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at October 29, 2022	148,412,943	$1,484	$6,390,252	$(46,645)	$(3,632,230)	$2,712,861
Net income	—	—	—	—	163,628	163,628
Other comprehensive income	—	—	—	34,867	—	34,867
Repurchase of common stock - repurchase program, net	(1,441,435)	(14)	(61,222)	—	—	(61,236)
Issuance of shares from employee equity plans	2,429,069	24	31,252	—	—	31,276
Share-based compensation expense	—	—	95,405	—	—	95,405
Shares repurchased for tax withholdings on vesting of stock unit awards	(628,064)	(6)	(29,788)	—	—	(29,794)
Balance at July 29, 2023	148,772,513	$1,488	$6,425,899	$(11,778)	$(3,468,602)	$2,947,007

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at October 30, 2021	154,858,981	$1,549	$6,803,162	$439	$(3,785,132)	$3,020,018
Net income	—	—	—	—	95,257	95,257
Other comprehensive loss	—	—	—	(22,318)	—	(22,318)
Repurchase of common stock - repurchase program, net	(8,279,710)	(83)	(491,909)	—	—	(491,992)
Issuance of shares from employee equity plans	2,359,326	23	30,201	—	—	30,224
Share-based compensation expense	—	—	77,827	—	—	77,827
Shares repurchased for tax withholdings on vesting of stock unit awards	(645,240)	(6)	(41,274)	—	—	(41,280)
Balance at July 30, 2022	148,293,357	$1,483	$6,378,007	$(21,879)	$(3,689,875)	$2,667,736

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

The tables below set forth Ciena’s disaggregated revenue for the periods indicated (in thousands):

	Quarter Ended July 29, 2023
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Converged Packet Optical	$718,997	$—	$—	$—	$718,997
Routing and Switching	127,563	—	—	—	127,563
Platform Software and Services	—	78,880	—	—	78,880
Blue Planet Automation Software and Services	—	—	13,167	—	13,167
Maintenance Support and Training	—	—	—	72,887	72,887
Installation and Deployment	—	—	—	46,840	46,840
Consulting and Network Design	—	—	—	9,552	9,552
Total revenue by product line	$846,560	$78,880	$13,167	$129,279	$1,067,886

Timing of revenue recognition:
Products and services at a point in time	$846,560	$15,980	$2,832	$11,886	$877,258
Services transferred over time	—	62,900	10,335	117,393	190,628
Total revenue by timing of revenue recognition	$846,560	$78,880	$13,167	$129,279	$1,067,886

	Quarter Ended July 30, 2022
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Converged Packet Optical	$563,837	$—	$—	$—	$563,837
Routing and Switching	100,741	—	—	—	100,741
Platform Software and Services	—	63,483	—	—	63,483
Blue Planet Automation Software and Services	—	—	17,342	—	17,342
Maintenance Support and Training	—	—	—	72,760	72,760
Installation and Deployment	—	—	—	38,704	38,704
Consulting and Network Design	—	—	—	11,114	11,114
Total revenue by product line	$664,578	$63,483	$17,342	$122,578	$867,981

Timing of revenue recognition:
Products and services at a point in time	$664,578	$15,230	$4,632	$9,408	$693,848
Services transferred over time	—	48,253	12,710	113,170	174,133
Total revenue by timing of revenue recognition	$664,578	$63,483	$17,342	$122,578	$867,981

	Nine Months Ended July 29, 2023
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Converged Packet Optical	$2,239,180	$—	$—	$—	$2,239,180
Routing and Switching	377,378	—	—	—	377,378
Platform Software and Services	—	221,768	—	—	221,768
Blue Planet Automation Software and Services	—	—	49,139	—	49,139
Maintenance Support and Training	—	—	—	213,938	213,938
Installation and Deployment	—	—	—	120,901	120,901
Consulting and Network Design	—	—	—	34,758	34,758
Total revenue by product line	$2,616,558	$221,768	$49,139	$369,597	$3,257,062

Timing of revenue recognition:
Products and services at a point in time	$2,616,558	$48,290	$14,143	$36,553	$2,715,544
Services transferred over time	—	173,478	34,996	333,044	541,518
Total revenue by timing of revenue recognition	$2,616,558	$221,768	$49,139	$369,597	$3,257,062

	Nine months ended July 30, 2022
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Converged Packet Optical	$1,730,066	$—	$—	$—	$1,730,066
Routing and Switching	295,638	—	—	—	295,638
Platform Software and Services	—	205,557	—	—	205,557
Blue Planet Automation Software and Services	—	—	55,334	—	55,334
Maintenance Support and Training	—	—	—	219,270	219,270
Installation and Deployment	—	—	—	120,504	120,504
Consulting and Network Design	—	—	—	35,282	35,282
Total revenue by product line	$2,025,704	$205,557	$55,334	$375,056	$2,661,651

Timing of revenue recognition:
Products and services at a point in time	$2,025,704	$66,655	$17,442	$31,368	$2,141,169
Services transferred over time	—	138,902	37,892	343,688	520,482
Total revenue by timing of revenue recognition	$2,025,704	$205,557	$55,334	$375,056	$2,661,651

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
For the periods indicated, Ciena’s geographic distribution of revenue was as follows (in thousands):

	Quarter Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Geographic distribution:
Americas	$749,479	$617,366	$2,308,934	$1,913,350
EMEA	152,834	124,185	479,053	420,075
APAC	165,573	126,430	469,075	328,226
Total revenue by geographic distribution	$1,067,886	$867,981	$3,257,062	$2,661,651
Ciena’s revenue includes $685.8 million and $574.3 million of United States revenue for the third quarter of fiscal 2023 and 2022, respectively. For the nine months ended July 29, 2023 and July 30, 2022, United States revenue was $2.1 billion and $1.8 billion, respectively. No other country accounted for 10% or more of total revenue for the periods indicated in the above table.
For the periods indicated, the only customers that accounted for at least 10% of Ciena’s revenue were as follows (in thousands):

	Quarter Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Web-scale provider	$124,897	n/a	$369,678	n/a
AT&T	n/a	100,293	$357,382	314,358
Verizon	n/a	108,495	n/a	273,158
Total	$124,897	$208,788	$727,060	$587,516
_____________________________________
n/a    Denotes revenue representing less than 10% of total revenue for the period

The Web-scale provider noted in the above table purchased products from each of Ciena’s operating segments excluding Blue Planet® Automation Software and Services for each of the periods presented. The other customers identified above purchased products and services from each of Ciena’s operating segments for each of the periods presented.

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

•Routing and Switching - includes the 3000 family of service delivery platforms and the 5000 family of service aggregation. This product line also includes the 6500 Packet Transport System (PTS), which combines packet switching, control plane operation, and integrated optics, the 8100 Coherent IP networking platforms, the 8700 Packetwave Platform, and virtualization software. This product line also includes SD-Edge software and passive optical network (“PON”) routing and switching portfolio products from our recent acquisitions of Benu Networks, Inc. (“Benu”) and Tibit Communications, Inc. (“Tibit”) respectively, during the first quarter of fiscal 2023. This product line also includes Ciena’s WaveRouter® product, which was introduced during the second quarter of fiscal 2023, for which there have been no sales to date.

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

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities (deferred revenue) from contracts with customers as of the dates indicated (in thousands):

	Balance at July 29, 2023	Balance at October 29, 2022
Accounts receivable, net	$997,373	$920,772
Contract assets for unbilled accounts receivable, net	$142,305	$156,039
Deferred revenue	$259,977	$200,235

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

Contract liabilities consist of deferred revenue and represent advanced payments against non-cancelable customer orders received prior to revenue recognition. Ciena recognized approximately $119.8 million and $98.9 million of revenue during the first nine months of fiscal 2023 and 2022, respectively, that was included in the deferred revenue balance as of October 29, 2022 and October 30, 2021, respectively. Revenue recognized due to changes in transaction price from performance obligations satisfied or partially satisfied in previous periods was immaterial during the nine months ended July 29, 2023 and July 30, 2022.

Capitalized Contract Acquisition Costs

Capitalized contract acquisition costs consist of deferred sales commissions, and were $31.4 million and $39.7 million as of July 29, 2023 and October 29, 2022, respectively. Capitalized contract acquisition costs were included in (i) prepaid expenses and other and (ii) other long-term assets. The amortization expense associated with these costs was $26.0 million and $20.5 million during the first nine months of fiscal 2023 and 2022, respectively, and was included in selling and marketing expense on the Condensed Consolidated Statements of Operations.

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) are comprised of non-cancelable customer purchase orders for products and services that are awaiting transfer of control for revenue recognition under the applicable contract terms. As of July 29, 2023, the aggregate amount of RPO was $2.1 billion. As of July 29, 2023, Ciena expects approximately 84% of the RPO to be recognized as revenue within the next 12 months.

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

(5)SIGNIFICANT ASSET IMPAIRMENT AND RESTRUCTURING COSTS

Restructuring Costs

Ciena has undertaken a number of restructuring activities intended to reduce expense and to align its workforce and costs with market opportunities, product development, and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in accrued liabilities and other short-term obligations on the Condensed Consolidated Balance Sheets, for the nine months ended July 29, 2023 (in thousands):

	Workforce reduction		Other restructuring activities		Total
Balance at October 29, 2022	$1,215		$4,620		$5,835
Charges	4,509	(1)	12,116	(2)	16,625
Cash payments	(4,920)		(16,736)		(21,656)
Balance at July 29, 2023	$804		$—		$804
Current restructuring liabilities	$804		$—		$804

(1) Reflects employee costs associated with workforce reductions during the nine months ended July 29, 2023 as part of a business optimization strategy to improve gross margin, constrain operating expense, and redesign certain business processes.
(2) Primarily represents costs related to restructured real estate facilities and the redesign of certain business processes associated with Ciena’s supply chain and distribution structure reorganization.

The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in accrued liabilities and other short-term obligations on the Condensed Consolidated Balance Sheets for the nine months ended July 30, 2022 (in thousands):

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

(6) INTEREST AND OTHER INCOME, NET
The components of interest and other income, net, are as follows for the periods indicated (in thousands):

	Quarter Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Interest income	$12,835	$2,774	$30,365	$4,962
Gains (losses) on non-hedge designated foreign currency forward contracts	1,679	(985)	(2,885)	(2,911)
Foreign currency exchange gains (losses)	(4,031)	(788)	(2,927)	2,711
Gain (loss) on cost method equity investments, net	(87)	—	26,368	4,120
Other	(209)	(635)	(210)	(4,022)
Interest and other income, net	$10,187	$366	$50,711	$4,860

During the first quarter of fiscal 2023, the acquisition of Tibit triggered the remeasurement of Ciena’s previously held investment in Tibit to fair value, which resulted in Ciena recognizing a gain on its cost method equity investment of $26.5 million. See Note 4 above.
Ciena Corporation, as the U.S. parent entity, uses the U.S. Dollar as its functional currency; however, some of its foreign branch offices and subsidiaries use local currencies as their functional currencies. During the first nine months of fiscal 2023, Ciena recorded $2.9 million in foreign currency exchange rate losses as a result of monetary assets and liabilities that were transacted in a currency other than Ciena’s functional currency. During the first nine months of fiscal 2022, Ciena recorded $2.7 million in foreign currency exchange rate gains as a result of monetary assets and liabilities that were transacted in a currency other than Ciena’s functional currency. The related remeasurement adjustments were recorded in interest and other income, net, on the Condensed Consolidated Statements of Operations. From time to time, Ciena uses foreign currency forwards to hedge this type of balance sheet exposure. These forwards are not designated as hedges for accounting purposes, and any net gain or loss associated with these derivatives is reported in interest and other income, net, on the Condensed Consolidated Statements of Operations. During each of the first nine months of fiscal 2023 and 2022, Ciena recorded losses of $2.9 million from non-hedge designated foreign currency forward contracts.

(7) INCOME TAXES

The effective tax rate for the quarter and nine months ended July 29, 2023 was higher than the effective tax rate for the quarter and nine months ended July 30, 2022, primarily due to the mandatory capitalization of research and development expenses in the third quarter and nine months ended July 29, 2023, in response to changes in U.S. tax policy.

(8) CASH EQUIVALENT, SHORT-TERM AND LONG-TERM INVESTMENTS

As of the dates indicated, investments are comprised of the following (in thousands):

	July 29, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$94,715	$1	$(976)	$93,740
Corporate debt securities	63,401	2	(155)	63,248
Time deposits	80,854	1	(12)	80,843
	$238,970	$4	$(1,143)	$237,831

Included in cash equivalents	$74,890	$—	$—	$74,890
Included in short-term investments	142,743	4	(904)	141,843
Included in long-term investments	21,337	—	(239)	21,098
	$238,970	$4	$(1,143)	$237,831

	October 29, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$137,963	$—	$(3,379)	$134,584
Corporate debt securities	54,899	1	(405)	54,495
Time deposits	55,889	—	(64)	55,825
	$248,751	$1	$(3,848)	$244,904

Included in cash equivalents	$55,530	$—	$—	$55,530
Included in short-term investments	156,430	1	(2,442)	153,989
Included in long-term investments	36,791	—	(1,406)	35,385
	$248,751	$1	$(3,848)	$244,904

The following table summarizes the final legal maturities of debt investments as of July 29, 2023 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$217,633	$216,733
Due in 1-2 years	21,337	21,098
	$238,970	$237,831

(9) FAIR VALUE MEASUREMENTS

    As of the dates indicated, the following tables summarize the assets and liabilities that are recorded at fair value on a recurring basis (in thousands):

	July 29, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$767,668	$—	$—	$767,668
Bond mutual fund	102,715	—	—	102,715
Time deposits	80,843	—	—	80,843
Deferred compensation plan assets	12,203	—	—	12,203
U.S. government obligations	—	93,740	—	93,740
Corporate debt securities	—	63,248	—	63,248
Foreign currency forward contracts	—	2,574	—	2,574
Interest rate swaps	—	19,528	—	19,528
Total assets measured at fair value	$963,429	$179,090	$—	$1,142,519

Liabilities:
Foreign currency forward contracts	$—	$4,691	$—	$4,691
Interest rate swaps	—	32	—	32
Total liabilities measured at fair value	$—	$4,723	$—	$4,723

	October 29, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$639,024	$—	$—	$639,024
Bond mutual fund	71,145	—	—	71,145
Time deposits	55,825	—	—	55,825
Deferred compensation plan assets	12,751	—	—	12,751
U.S. government obligations	—	134,584	—	134,584
Corporate debt securities	—	54,495	—	54,495
Foreign currency forward contracts	—	251	—	251
Interest rate swaps	—	12,306	—	12,306
Total assets measured at fair value	$778,745	$201,636	$—	$980,381

Liabilities:
Foreign currency forward contracts	$—	$15,605	$—	$15,605
Total liabilities measured at fair value	$—	$15,605	$—	$15,605

As of the dates indicated, the assets and liabilities above are presented on Ciena’s Condensed Consolidated Balance Sheets as follows (in thousands):

	July 29, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$944,714	$559	$—	$945,273
Short-term investments	6,512	135,331	—	141,843
Prepaid expenses and other	—	2,574	—	2,574
Long-term investments	—	21,098	—	21,098
Other long-term assets	12,203	19,528	—	31,731
Total assets measured at fair value	$963,429	$179,090	$—	$1,142,519

Liabilities:
Accrued liabilities and other short-term obligations	$—	$4,691	$—	$4,691
Other long-term obligations	—	32	—	32
Total liabilities measured at fair value	$—	$4,723	$—	$4,723

	October 29, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$757,725	$7,974	$—	$765,699
Short-term investments	8,269	145,720	—	153,989
Prepaid expenses and other	—	251	—	251
Long-term investments	—	35,385	—	35,385
Other long-term assets	12,751	12,306	—	25,057
Total assets measured at fair value	$778,745	$201,636	$—	$980,381

Liabilities:
Accrued liabilities and other short-term obligations	$—	$15,605	$—	$15,605
Total liabilities measured at fair value	$—	$15,605	$—	$15,605

Ciena did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

(10) INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	July 29, 2023	October 29, 2022
Raw materials	$771,955	$664,916
Work-in-process	51,763	18,232
Finished goods	333,544	258,584
Deferred cost of goods sold	77,521	41,084
Gross inventories	1,234,783	982,816
Reserve for inventory excess and obsolescence	(42,261)	(36,086)
Inventories, net	$1,192,522	$946,730

    The increase in raw materials inventory is related to the steps Ciena has taken to mitigate the impact of supply chain constraints on its business and customers in recent prior periods and a global market shortage of semiconductor components. The increase in finished goods inventories resulted primarily from planned fulfillment of customer advance orders for which some deliveries have been rescheduled.

Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand, which are affected by changes in Ciena’s strategic direction, discontinuance of a product or introduction of newer versions of products, declines in the sales of or forecasted demand for certain products, and general market conditions. During the first nine months of fiscal 2023, Ciena recorded a provision for inventory excess and obsolescence of $18.8 million, primarily related to a decrease in the forecasted demand for certain Networking Platforms products. Deductions from the provision for excess and obsolete inventory relate primarily to disposal activities.

(11) PREPAID EXPENSES AND OTHER
As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	July 29, 2023	October 29, 2022
Contract assets for unbilled accounts receivable, net	$142,305	$156,039
Prepaid VAT and other taxes	75,637	63,975
Prepaid expenses	55,997	55,440
Product demonstration equipment, net	41,691	35,929
Capitalized contract acquisition costs	24,349	33,516
Other non-trade receivables	17,734	24,026
Foreign currency forward contracts	2,574	251
Deferred deployment expense	1,405	877
	$361,692	$370,053

Depreciation of product demonstration equipment was $5.9 million during the first nine months of fiscal 2023 and $6.8 million during the first nine months of fiscal 2022.

For further discussion on contract assets and capitalized contract acquisition costs, see Note 3 above.

(12) INTANGIBLE ASSETS
As of the dates indicated, intangible assets are comprised of the following (in thousands):

	July 29, 2023			October 29, 2022
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Developed technology	$503,618	$(408,090)	$95,528	$428,218	$(386,300)	$41,918
In-process technology	89,100	—	89,100	—	—	—
Patents and licenses	8,795	(4,967)	3,828	8,415	(4,228)	4,187
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	411,384	(380,755)	30,629	390,271	(366,859)	23,412
Total intangible assets	$1,012,897	$(793,812)	$219,085	$826,904	$(757,387)	$69,517

The aggregate amortization expense of intangible assets was $36.3 million during the first nine months of fiscal 2023 and $36.5 million during the first nine months of fiscal 2022. Expected future amortization of intangible assets for the fiscal years indicated is as follows (in thousands):

Fiscal Year	Amount
Remaining fiscal 2023	$14,170
2024	39,836
2025	34,635
2026	23,348
2027	15,843
Thereafter	2,153
	$129,985	(1)

(1) Does not include amortization of in-process technology, as estimation of the timing of future amortization expense would be impractical.

(13) GOODWILL

The following table presents the goodwill allocated to Ciena’s operating segments as of July 29, 2023 and October 29, 2022, as well as the changes to goodwill during the first nine months of fiscal 2023 (in thousands):

	Balance at October 29, 2022	Acquisitions	Impairments	Translation	Balance at July 29, 2023
Platform Software and Services	$156,191	$—	$—	$—	$156,191
Blue Planet Automation Software and Services	89,049	—	—	—	89,049
Networking Platforms	83,082	117,997	—	277	201,356
Total	$328,322	$117,997	$—	$277	$446,596

(14) OTHER BALANCE SHEET DETAILS
As of the dates indicated, accrued liabilities and other short-term obligations are comprised of the following (in thousands):

	July 29, 2023	October 29, 2022
Compensation, payroll related tax and benefits	$104,303	$126,338
Warranty	49,504	45,503
Income taxes payable	34,577	11,472
Vacation	30,344	26,396
Foreign currency forward contracts	4,691	15,604
Interest payable	9,779	4,793
Finance lease liabilities	4,063	3,758
Other	118,361	126,918
	$355,622	$360,782

The following table summarizes the activity in Ciena’s accrued warranty for the periods indicated (in thousands):

	Beginning Balance	Current Period Provisions	Settlements	Ending Balance
Nine Months Ended July 30, 2022	$48,019	12,416	(14,746)	$45,689
Nine Months Ended July 29, 2023	$45,503	18,860	(14,859)	$49,504
As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	July 29, 2023	October 29, 2022
Products	$34,102	$19,814
Services	225,875	180,421
Total deferred revenue	259,977	200,235
Less current portion	(188,104)	(137,899)
Long-term deferred revenue	$71,873	$62,336

(15) DERIVATIVE INSTRUMENTS

Foreign Currency Derivatives

Ciena conducts business globally in numerous currencies, and thus is exposed to adverse foreign currency exchange rate changes. To limit this exposure, Ciena enters into foreign currency contracts. Ciena does not enter into such contracts for speculative purposes.

As of July 29, 2023 and October 29, 2022, Ciena had forward contracts to hedge its foreign exchange exposure in order to reduce variability in certain currencies for expenses principally related to research and development activities. The notional amount of these contracts was approximately $291.4 million and $272.2 million as of July 29, 2023 and October 29, 2022, respectively. These foreign exchange contracts have maturities of 24 months or less and have been designated as cash flow hedges.

In May 2023, Ciena entered into forward contracts designated as net investment hedges to minimize the effect of foreign exchange rate movements on its net investments in foreign operations. The notional amount of these contracts was approximately $48.6 million as of July 29, 2023. These foreign exchange contracts have maturities of 24 months or less and have been designated as net investment hedges.

As of July 29, 2023 and October 29, 2022, Ciena had forward contracts to hedge its foreign exchange exposure in order to reduce the variability in various currencies of certain balance sheet items. The notional amount of these contracts was approximately $255.9 million and $108.0 million as of July 29, 2023 and October 29, 2022, respectively. These foreign exchange contracts have maturities of 12 months or less and have not been designated as hedges for accounting purposes.

Interest Rate Derivatives

Ciena is exposed to floating rates of interest on its term loan borrowings (see Note 16 below) and has hedged such risk by entering into floating-to-fixed interest rate swap arrangements.

Prior to amending the 2025 Term Loan (as defined in Note 16 below) to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”), Ciena was exposed to floating rates of LIBOR interest on its 2025 Term Loan borrowings. Ciena hedged this risk by entering into floating-to-fixed interest rate swap arrangements (“interest rate swaps”). The interest rate swaps fix the LIBOR rate for $350.0 million of the 2025 Term Loan at 2.957% through September 2023. In January 2023, Ciena entered into a LIBOR to SOFR basis swap (“basis swap”) to hedge its exposure to SOFR rate. The basis swap offsets the LIBOR exposure risk of the interest rate swaps and effectively fixes the SOFR rate for $350.0 million of the 2025 Term Loan at 2.883% through September 2023. The total notional amount of these swaps in effect was $350.0 million as of July 29, 2023 and October 29, 2022. In April 2022, Ciena entered into floating to fixed forward starting interest rate swap arrangements (“forward starting swaps”). The forward starting swaps fix the SOFR for $350.0 million of the 2025 Term Loan at 2.968% from September 2023 through the 2025 Term Loan maturity. The total notional amount of forward starting swaps effective September 2023 was $350.0 million as of July 29, 2023.

In January 2023, Ciena entered into floating-to-fixed interest rate swap arrangements (“2028 interest rate swaps”). The 2028 interest rate swaps fix the SOFR rate of approximately $350.0 million of the principal amount of the 2030 Term Loan (as defined in Note 16 below) at 3.47% through January 2028. The total notional amount of these interest rate swaps in effect as of July 29, 2023 was $350.0 million.

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

The net carrying value of the 2025 Term Loan was comprised of the following as of the dates indicated (in thousands):

	July 29, 2023				October 29, 2022
	Principal Balance	Unamortized Discount	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
2025 Term Loan	$670,478	$(687)	$(1,286)	$668,505	$673,010

Deferred debt issuance costs that were deducted from the carrying amounts of the 2025 Term Loan totaled $1.3 million as of July 29, 2023 and $1.7 million at October 29, 2022. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the 2025 Term Loan. The amortization of deferred debt issuance costs for the 2025 Term Loan is included in interest expense, and was approximately $0.5 million during the first nine months of each of fiscal 2023 and fiscal 2022. The carrying value of the 2025 Term Loan listed above is also net of any unamortized debt discounts.

As of July 29, 2023, the estimated fair value of the 2025 Term Loan was $668.8 million. Ciena’s 2025 Term Loan is categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its 2025 Term Loan using a market approach based on observable inputs, such as current market transactions involving comparable securities.

2030 Term Loan

On January 19, 2023, Ciena entered into an Incremental Joinder and Amendment Agreement (the “Incremental Agreement”) to its Credit Agreement, dated July 15, 2014, as amended (the “Credit Agreement”), by and among Ciena, the lenders party thereto and Bank of America, N.A., as administrative agent, pursuant to which Ciena incurred a new tranche of senior secured term loans in an aggregate principal amount of $500.0 million and maturing on January 19, 2030 (the “2030 Term Loan”). Net of original issue discount and debt issuance costs, the $492.5 million in proceeds from the 2030 Term Loan are intended to be used for general corporate purposes.

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

Except as amended by the Incremental Agreement, the remaining terms of the Credit Agreement remain in full force and effect.

The net carrying value of the 2030 Term Loan was comprised of the following as of the date indicated (in thousands):

	July 29, 2023
	Principal Balance	Unamortized Discount	Deferred Debt Issuance Costs	Net Carrying Value
2030 Term Loan	$498,750	$(2,308)	$(4,679)	$491,763

Deferred debt issuance costs that were deducted from the carrying amounts of the 2030 Term Loan totaled $4.7 million as of July 29, 2023. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the 2030 Term Loan. The amortization of deferred debt issuance costs for the 2030 Term Loan is included in interest expense and was $0.4 million during the first nine months of fiscal 2023. The carrying value of the 2030 Term Loan listed above is also net of any unamortized debt discounts.

As of July 29, 2023, the estimated fair value of the 2030 Term Loan was $500.0 million. Ciena’s 2030 Term Loan is categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its 2030 Term Loan using a market approach based on observable inputs, such as current market transactions involving comparable securities.

Outstanding Senior Notes Payable

2030 Notes

On January 18, 2022, Ciena entered into an Indenture among Ciena, as issuer, certain domestic subsidiaries of Ciena, as guarantors, and U.S. Bank National Association, as trustee, pursuant to which Ciena issued $400.0 million in aggregate principal amount of 4.00% senior notes due 2030 (the “2030 Notes”).

The net carrying value of the 2030 Notes was comprised of the following as of the dates indicated (in thousands):

	July 29, 2023			October 29, 2022
	Principal Balance	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
2030 Senior Notes 4.00% fixed-rate	$400,000	$(4,438)	$395,562	$395,045

Deferred debt issuance costs that were deducted from the carrying amount of the 2030 Notes totaled $4.4 million as of July 29, 2023 and $5.0 million as of October 29, 2022. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the 2030 Notes. The amortization of deferred debt issuance costs for the 2030 Notes is included in interest expense, and was approximately $0.5 million and $0.4 million during the first nine months of fiscal 2023 and fiscal 2022, respectively.

As of July 29, 2023, the estimated fair value of the 2030 Notes was $350.0 million. The 2030 Notes are categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its 2030 Notes using a market approach based on observable inputs, such as current market transactions involving comparable securities.

(17)ABL CREDIT FACILITY
On February 10, 2023, Ciena modified its senior secured asset-backed revolving credit facility (the “ABL Credit Facility”), which provides for a total commitment of $300.0 million to extend its maturity date to September 28, 2025. Other terms of the ABL Credit Facility remain unchanged.

(18) ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income (“AOCI”), net of tax, for the nine months ended July 29, 2023 (in thousands):

	Unrealized Gain (Loss) on
	Available-for-sale Securities	Foreign Currency Forward Contracts	Interest Rate Swaps	Cumulative Translation Adjustment	Total
Balance at October 29, 2022	$(2,965)	$(10,197)	$9,397	$(42,880)	$(46,645)
Other comprehensive gain before reclassifications	2,075	17,070	11,763	17,981	48,889
Amounts reclassified from AOCI	—	(7,756)	(6,266)	—	(14,022)
Balance at July 29, 2023	$(890)	$(883)	$14,894	$(24,899)	$(11,778)

The following table summarizes the changes in AOCI, net of tax, for the nine months ended July 30, 2022 (in thousands):

	Unrealized Gain (Loss) on
	Available-for-sale Securities	Foreign Currency Forward Contracts	Interest Rate Swaps	Cumulative Translation Adjustment	Total
Balance at October 30, 2021	$(164)	$6,216	$(12,179)	$6,566	$439
Other comprehensive gain (loss) before reclassifications	(2,184)	(5,207)	2,786	(22,783)	(27,388)
Amounts reclassified from AOCI	—	(1,569)	6,639	—	5,070
Balance at July 30, 2022	$(2,348)	$(560)	$(2,754)	$(16,217)	$(21,879)

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
The following table presents the calculation of Basic and Diluted EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Net income	$29,733	$10,512	$163,628	$95,257
Basic weighted average shares outstanding	149,690	149,862	149,472	152,083
Effect of dilutive potential common shares	287	601	395	1,126
Diluted weighted average shares	149,977	150,463	149,867	153,209
Basic EPS	$0.20	$0.07	$1.09	$0.63
Diluted EPS	$0.20	$0.07	$1.09	$0.62
Antidilutive employee share-based awards, excluded	3,383	1,640	2,567	1,264

(20) STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On December 9, 2021, Ciena announced that its Board of Directors authorized a program to repurchase up to $1.0 billion of its common stock.

During the third quarter of fiscal 2023, Ciena repurchased an additional 1.4 million shares of its common stock for an aggregate purchase price of $61.2 million at an average price of $42.48 per share. As of July 29, 2023, Ciena (i) has repurchased 9.9 million shares for an aggregate purchase price of $561.2 million at an average price of $56.83 per share, and (ii) has an aggregate of $438.8 million authorized and remaining under its stock repurchase program. The purchase price for the shares of Ciena’s stock repurchased is reflected as a reduction of common stock and additional paid-in capital.

Stock Repurchases Related to Stock Unit Award Tax Withholdings
Ciena repurchases shares of its common stock to satisfy employee tax withholding obligations due on vesting of stock unit awards. The related purchase price of $29.8 million for the shares of Ciena’s stock repurchased during the first nine months of fiscal 2023 is reflected as a reduction to stockholders’ equity. Ciena is required to allocate the purchase price of the repurchased shares as a reduction of common stock and additional paid-in capital.

(21) SHARE-BASED COMPENSATION EXPENSE

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Products	$1,118	$1,002	$3,324	$2,960
Services	2,687	1,940	7,643	5,467
Share-based compensation expense included in cost of goods sold	3,805	2,942	10,967	8,427
Research and development	10,954	8,233	30,919	23,372
Selling and marketing	8,770	8,075	25,949	23,196
General and administrative	9,377	7,579	27,313	22,825
Share-based compensation expense included in operating expense	29,101	23,887	84,181	69,393
Share-based compensation expense capitalized in inventory, net	127	28	257	7
Total share-based compensation expense	$33,033	$26,857	$95,405	$77,827

As of July 29, 2023, total unrecognized share-based compensation expense was approximately $231.5 million, which relates to unvested stock unit awards and is expected to be recognized over a weighted-average period of 1.45 years.

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
Ciena's long-lived assets, including equipment, building, furniture and fixtures, right-of-use (“ROU”) assets, finite-lived intangible assets, and maintenance spares, are not reviewed by Ciena's chief operating decision maker for purposes of evaluating performance and allocating resources. As of July 29, 2023, equipment, building, furniture and fixtures, net, totaled $287.5 million, and operating ROU assets totaled $40.5 million both of which support asset groups within Ciena’s four operating segments and unallocated selling and general and administrative activities. As of July 29, 2023, finite-lived intangible assets, goodwill, and maintenance spares are assigned to asset groups within the following segments (in thousands):

	July 29, 2023
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Other intangible assets, net	$198,937	—	20,148	—	$219,085
Goodwill	$201,356	156,191	89,049	—	$446,596
Maintenance spares, net	$—	—	—	48,165	$48,165

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
The table below sets forth Ciena’s segment profit (loss) and the reconciliation to net income for the periods indicated (in thousands):

	Quarter Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Segment profit (loss):
Networking Platforms	$171,380	$108,282	$588,281	$395,176
Platform Software and Services	49,691	39,646	136,028	132,698
Blue Planet Automation Software and Services	(12,072)	(10,139)	(30,044)	(17,693)
Global Services	50,550	52,965	137,190	158,808
Total segment profit	259,549	190,754	831,455	668,989
Less: Non-performance operating expenses
Selling and marketing	118,266	105,880	367,156	344,700
General and administrative	49,349	41,121	151,184	131,191
Significant asset impairments and restructuring costs	4,174	7,692	16,625	20,203
Amortization of intangible assets	9,487	8,919	26,773	26,757
Acquisition and integration costs	59	35	3,474	598
Add: Other non-performance financial items
Interest and other income, net	10,187	366	50,711	4,860
Interest expense	(24,060)	(12,642)	(63,819)	(33,275)
Less: Provision for income taxes	34,608	4,319	89,507	21,868
Net income	$29,733	$10,512	$163,628	$95,257

Entity-Wide Reporting
The following table reflects Ciena’s geographic distribution of equipment, building, furniture and fixtures, net, and operating ROU assets, with any country accounting for at least 10% of total equipment, building, furniture and fixtures, net, and operating ROU assets specifically identified. Equipment, building, furniture and fixtures, net, and operating ROU assets attributable to geographic regions outside of the United States and Canada are reflected as “Other International.” For the periods indicated, Ciena’s geographic distribution of equipment, building, furniture and fixtures, net, and operating ROU assets was as follows (in thousands):

	July 29, 2023	October 29, 2022
Canada	$241,416	$226,451
United States	46,936	47,515
Other International	39,585	38,921
Total	$327,937	$312,887

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

(24) SUBSEQUENT EVENTS

Stock Repurchase Program

From the end of the third quarter of fiscal 2023 through September 1, 2023, Ciena repurchased an additional 0.9 million shares of its common stock, for an aggregate purchase price of $38.8 million at an average price of $41.67 per share, inclusive of repurchases pending settlement. As of September 1, 2023, Ciena has repurchased an aggregate of 10.8 million shares and has an aggregate of $400.0 million of authorized funds remaining under its stock repurchase program.

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

Order Volumes

From the second quarter of fiscal 2021 through the third quarter of fiscal 2022, we received an unprecedented volume of orders for our products and services. Our quarterly order volumes during this period significantly exceeded our revenue and historical order volumes, with concentration of orders among certain existing Web-scale and North America-based service provider customers. We believe some portion of these orders reflected customer acceleration of future orders due to lengthened lead times or the implementation of security of supply strategies to address the supply constraints described below. We also believe some portion of these orders reflected pre-pandemic design wins for which orders were delayed due to the dynamics of the COVID-19 pandemic. Our order volumes began to moderate in the fourth quarter of fiscal 2022. We have continued to experience reduced orders relative to revenue in the first nine months of fiscal 2023 and order volumes lower than those received during the second quarter of fiscal 2021 through the third quarter of fiscal 2022. We believe this reduction has been in part due to customers no longer needing to place significant advanced orders as supply chain conditions and lead times have improved. However, over the longer term, we continue to believe that certain trends and shifts in business and consumer behaviors, including enterprise and consumer cloud network adoption, 5G, high-definition video, generative AI, and network operator focus on resilience and automation, represent positive, long-term opportunities for our business.

Backlog and Order Delivery Timing

Historically, a meaningful portion of our quarterly revenue was generated from customer orders received during that same quarter (which we refer to as “book to revenue”) and was therefore less predictable and subject to fluctuation. As a result of elevated order volumes in recent prior periods and the supply chain constraints described below, however, we generated a significant backlog of customer orders, and, more recently, our revenue has been more significantly impacted by availability of supply, as well as customer delivery deferrals of existing backlog. Our backlog grew from $1.2 billion at the end of fiscal 2020 to $4.2 billion at the end of fiscal 2022. As supply chain conditions have begun to improve and we have been able to increase shipment volumes and reduce lead times, our backlog has decreased during the first nine months of fiscal 2023. We expect our backlog to continue to reduce during the remainder of fiscal 2023 as supply chain conditions improve and customers place fewer advanced orders. As that happens, we expect our reliance upon securing quarterly book to revenue orders to grow and those orders to represent a more typical composition of our quarterly revenue over time.

The timing and degree to which we fulfill our backlog will have a significant impact on our rate of revenue growth and can be affected by factors outside of our control, including the supply chain conditions and availability of components described below, and customer readiness and willingness to receive shipment against existing orders. During the first nine months of fiscal 2023, certain customers, including communications service providers and cable and multiservice operators in North America and Web-scale providers, that had earlier placed significant advanced orders, rescheduled deliveries for a portion of such orders, including in some cases until after the end of fiscal 2023. We believe that this was the result of a number of factors, including their significant order levels during a period of supply chain constraints, the recent, rapid improvement in our delivery lead times, and their inventory levels. Accordingly, our results for a particular period can be difficult to predict. As a result of these and other factors, the timing of our fulfillment of backlog could cause some volatility in our results of operations and our backlog should not necessarily be viewed as an accurate indicator of revenue for any particular period. See the risk factors captioned “Our backlog may not be an accurate indicator of our level and timing of future revenues.” and “Our revenue, gross margin, and operating results can fluctuate significantly and unpredictably from quarter to quarter.” in Item 1A of Part II of this report for further discussion of risks related to our backlog and order delivery timing.

Supply Chain Constraints

In the face of demand across a range of industries, global supply for certain raw materials and components, including, in particular, semiconductor, integrated circuits, and other electronic components used in most of our products, experienced substantial constraint and disruption in recent prior periods. As a result, we experienced significant component shortages, extended lead times, increased costs, and unexpected cancellation or delay of previously committed supply of key components across our supplier base. While reliability of supply has improved, and the majority of our suppliers have been able to deliver by their promised, though extended, lead times, we have in the past experienced and could in the future experience volatility from suppliers of integrated circuit components that represent a small fraction of our overall materials, but which are essential for delivering finished products. This volatility can result in receiving fewer components than expected in a given period, which can adversely impact our revenue. We expect that the extended lead times and elevated supply chain costs we have experienced will persist at least through the first half of fiscal 2024. We expect these supply conditions to continue to impact our costs of goods sold in the near term and to adversely impact our ability to continue to reduce the cost to produce our products in a manner consistent with prior periods. It is unclear when the supply environment will become less volatile and what impacts it will have on our business and results of operations in future periods.

To mitigate the impact of these supply conditions on our business and customers, we have placed advanced orders for inventory and accumulating components that are in available supply. We believe that this approach positions us to produce finished goods more quickly when supply constraints ease for those components in shorter supply. As a result of these measures, as well as the rescheduling of deliveries by some of our customers as discussed above, our inventory increased from $946.7 million at the end of fiscal 2022 to $1.2 billion at the end of the third quarter of fiscal 2023. We have also implemented additional mitigation strategies, including expanding manufacturing capacity, implementing multi-sourcing activities, qualifying alternative parts, and redesigning products, and expect, over time, to realize certain benefits of these activities. Together with increased costs of supply, these mitigation strategies have impacted, and we expect them to continue to impact, our result of operations and cash from operations. See “Risk Factors” in Item 1A of Part II of this report for further discussion of risks related to our supply chain and our mitigation activities.

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

Revenue
Currency Fluctuations
During the third quarter and first nine months of fiscal 2023, approximately 14.2% and 15.0% of our revenue was non-U.S. Dollar-denominated, respectively, primarily including sales in Euros, Canadian Dollars, and British Pounds. During the third quarter of fiscal 2023 as compared to the third quarter of fiscal 2022, and the first nine months of fiscal 2023 as compared to the first nine months of fiscal 2022, the U.S. Dollar fluctuated against these currencies. Consequently, our revenue reported in U.S. Dollars slightly increased by approximately $1.1 million, or 0.1%, as compared to the third quarter of fiscal 2022, and our revenue reported in U.S. Dollars was adversely impacted by approximately $5.6 million, or 0.2%, as compared to the first nine months of fiscal 2022.
Operating Segment Revenue
The table below sets forth the changes in our operating segment revenue for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	July 29, 2023	July 30, 2022	%*	July 29, 2023	July 30, 2022	%*
Revenue:
Networking Platforms
Converged Packet Optical	$718,997	$563,837	27.5%	$2,239,180	$1,730,066	29.4%
%**	67.3%	65.0%		68.7%	65.0%
Routing and Switching	127,563	100,741	26.6%	377,378	295,638	27.6%
%**	12.0%	11.6%		11.6%	11.1%
Total Networking Platforms	846,560	664,578	27.4%	2,616,558	2,025,704	29.2%
%**	79.3%	76.6%		80.3%	76.1%

Platform Software and Services	78,880	63,483	24.3%	221,768	205,557	7.9%
%**	7.4%	7.3%		6.8%	7.7%

Blue Planet Automation Software and Services	13,167	17,342	(24.1)%	49,139	55,334	(11.2)%
%**	1.2%	2.0%		1.5%	2.1%

Global Services
Maintenance Support and Training	72,887	72,760	0.2%	213,938	219,270	(2.4)%
%**	6.8%	8.4%		6.6%	8.3%
Installation and Deployment	46,840	38,704	21.0%	120,901	120,504	0.3%
%**	4.4%	4.4%		3.7%	4.5%
Consulting and Network Design	9,552	11,114	(14.1)%	34,758	35,282	(1.5)%
%**	0.9%	1.3%		1.1%	1.3%
Total Global Services	129,279	122,578	5.5%	369,597	375,056	(1.5)%
%**	12.1%	14.1%		11.4%	14.1%

Total revenue	$1,067,886	$867,981	23.0%	$3,257,062	$2,661,651	22.4%
_____________________________
*    Denotes % change from fiscal 2022 to fiscal 2023
**     Denotes % of total revenue

Quarter ended July 29, 2023 as compared to the quarter ended July 30, 2022
•Networking Platforms segment revenue increased by $182.0 million, reflecting product line sales increases of $155.2 million of our Converged Packet Optical products and $26.8 million of our Routing and Switching products.
◦Converged Packet Optical sales increased, primarily reflecting sales increases of $120.0 million of our 6500 Reconfigurable Line System (RLS) products, primarily to Web-scale providers and $61.8 million of our 6500 Packet-Optical Platform, primarily to enterprise customers and communications service providers, partially offset by a sales decrease of $27.4 million of our Waveserver® products, primarily to Web-scale providers.

•Routing and Switching sales increased, primarily reflecting sales increases of $29.6 million of our 3000 and 5000 families of service delivery and aggregation switches, primarily to cable and multiservice operators, enterprise customers and communications service providers, and $6.8 million of our 8100 Coherent IP networking platforms, primarily to communications service providers, partially offset by a sales decrease of $16.5 million of our virtualization software primarily to communications service providers.
•Platform Software and Services segment revenue increased by $15.4 million, primarily reflecting a sales increase of $14.8 million in our software maintenance services, primarily for our MCP software platform, to communications service providers.
•Blue Planet Automation Software and Services segment revenue decreased by $4.2 million reflecting sales decreases of $2.5 million in professional software services and $1.7 million in software platforms, both primarily to communications service providers.

•Global Services segment revenue increased by $6.7 million, primarily reflecting a sales increase of $8.1 million of our installation and deployment services, partially offset by a sales decrease of $1.6 million of our consulting and network design services.
Nine months ended July 29, 2023 as compared to the nine months ended July 30, 2022
•Networking Platforms segment revenue increased by $590.8 million, reflecting product line sales increases of $509.1 million of our Converged Packet Optical products and $81.7 million of our Routing and Switching products.
◦Converged Packet Optical sales increased, primarily reflecting sales increases of $245.5 million of our 6500
Packet-Optical Platform, primarily to communications service providers and enterprise customers, $240.3 million of our 6500 RLS products, primarily to Web-scale providers, and $19.7 million of our Waveserver® products, primarily to enterprise customers and communications service providers, partially offset by decreased sales to cable and multiservice operators.
◦Routing and Switching sales increased, primarily reflecting sales increases of $42.6 million of our 3000 and 5000 families of service delivery and aggregation switches, primarily to cable and multiservice operators and enterprise customers, $16.0 million of our virtualization software and $14.3 million of our 8100 Coherent IP networking platforms, both primarily to communications service providers.
•Platform Software and Services segment revenue increased by $16.2 million, primarily reflecting a sales increase of $34.8 million in our software maintenance services, primarily for our MCP software platform, to communications service providers, partially offset by a sales decrease of $18.6 million in sales of software platforms, primarily due to decreased sales of our MCP software platform.
•Blue Planet Automation Software and Services segment revenue decreased by $6.2 million, primarily reflecting sales decreases of $3.3 million in software platform sales and $2.9 million in professional software services.
•Global Services segment revenue decreased by $5.5 million, primarily reflecting a sales decrease of $5.3 million of our maintenance support and training.

Revenue by Geographic Region

Our operating segments engage in business and operations across three geographic regions: the United States, Canada, the Caribbean and Latin America (“Americas”); Europe, Middle East and Africa (“EMEA”); and Asia Pacific, Japan and India (“APAC”). The geographic distribution of our revenue can fluctuate significantly from period to period, and the timing of revenue recognition for large network projects, particularly outside of the United States, can result in large variations in geographic revenue results in any particular period. The increase in our Americas region revenue for the quarter and nine months ended July 29, 2023 was primarily driven by increased sales in the United States. The increase in our APAC region revenue for the quarter and nine months ended July 29, 2023 was primarily driven by increased sales in India and Australia. The increase in our EMEA region revenue for the quarter and nine months ended July 29, 2023 was primarily driven by increased sales in the Netherlands.

The following table reflects our geographic distribution of revenue, principally based on the relevant location for our delivery of products and performance of services. The table sets forth the changes in geographic distribution of revenue for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	July 29, 2023	July 30, 2022	%*	July 29, 2023	July 30, 2022	%*
Americas	$749,479	$617,366	21.4%	$2,308,934	$1,913,350	20.7%
%**	70.2%	71.1%		70.9%	71.9%
EMEA	152,834	124,185	23.1%	479,053	420,075	14.0%
%**	14.3%	14.3%		14.7%	15.8%
APAC	165,573	126,430	31.0%	469,075	328,226	42.9%
%**	15.5%	14.6%		14.4%	12.3%
Total	$1,067,886	$867,981	23.0%	$3,257,062	$2,661,651	22.4%
_____________________________________
*    Denotes % change from fiscal 2022 to fiscal 2023
**     Denotes % of total revenue

Quarter ended July 29, 2023 as compared to the quarter ended July 30, 2022
•Americas revenue increased by $132.1 million, primarily reflecting sales increases of $124.1 million within our Networking Platforms segment and $10.6 million within our Platform Software and Services segment. These sales increases were partially offset by a sales decrease of $3.6 million within our Blue Planet Automation Software and Services segment. The increase within our Networking Platforms segment reflects product line sales increases of $115.8 million of our Converged Packet Optical products and $8.3 million of our Routing and Switching products. The increase within our Converged Packet Optical product line was primarily related to sales increases of $97.7 million of our 6500 RLS products, primarily to Web-scale providers, and $36.0 million of our 6500 Packet-Optical Platform primarily to communications service providers. These increases were offset by a sales decrease of $16.1 million of our Waveserver® products, primarily to Web-scale providers. The increase within our Routing and Switching product line reflected sales increases of $14.6 million of our 3000 and 5000 families of service delivery and aggregation switches, primarily to enterprise customers and cable and multiservice operators, and $6.6 million of our 8100 Coherent IP networking platforms, primarily to communications service providers. These increases were partially offset by a sales decrease of $16.5 million of our virtualization software, primarily to communications service providers.
•EMEA revenue increased by $28.6 million, reflecting sales increases of $19.3 million within our
Networking Platforms segment, $4.3 million within our Global Services segment, $3.7 million within our Platform Software and Services segment, and $1.3 million within our Blue Planet Automation Software and Services segment. The increase within our Networking Platforms segment primarily reflects product line sales increases of $14.9 million of our Routing and Switching product line, primarily related to a sales increase of $13.8 million of our 3000 and 5000 families of service delivery and aggregation switches, primarily to communications service providers.
•APAC revenue increased by $39.1 million, primarily reflecting a sales increase of $38.6 million within our
Networking Platforms segment. The increase within our Networking Platforms segment primarily reflects a product line sales increase of $35.0 million of Converged Packet Optical products, which includes a sales increase of $27.5 million of our 6500 Packet-Optical Platform, primarily to enterprise customers.
Nine months ended July 29, 2023 as compared to the nine months ended July 30, 2022
•Americas revenue increased by $395.6 million, primarily reflecting sales increases of $400.4 million within our Networking Platforms segment and $10.4 million within our Platform Software and Services segment. These sales increases were partially offset by sales decreases of $9.9 million within our Blue Planet Automation Software and Services segment and $5.4 million within our Global Services segment. Our Networking Platforms segment revenue increase reflects product line sales increases of $344.4 million of Converged Packet Optical products and $56.0 million of Routing and Switching products. Our Converged Packet Optical revenue primarily reflects sales increases of $192.9 million of our 6500 RLS products, primarily to Web-scale providers and $138.9 million of our 6500 Packet-Optical Platform, primarily to communications service providers and enterprise customers. Routing and Switching product line sales primarily reflect sales increases of $22.3 million of our 3000 and 5000 families of service delivery and aggregation switches, primarily to cable and multiservice operators and enterprise customers, $16.0 million of our virtualization software, and $13.1 million of our 8100 Coherent IP networking platforms, both primarily to communications service providers.
•EMEA revenue increased by $59.0 million, primarily reflecting sales increases of $45.1 million within our Networking Platforms segment, $8.2 million within our Blue Planet Automation Software and Services segment, and $5.2 million within our Platform Software and Services segment. Our Networking Platforms segment revenue increase primarily reflects product line sales increases of $25.7 million of Converged Packet Optical products and $19.4 million of our Routing and Switching products. Converged Packet Optical revenue primarily reflects a sales increase of $42.9 million of our 6500 RLS products, primarily to Web-scale providers, partially offset by a sales decrease of $15.6 million of our Waveserver® products, primarily to Web-scale providers. Routing and Switching product line sales primarily reflect a sales increase of $16.7 million of our 3000 and 5000 families of service delivery and aggregation switches, primarily to communications service providers.
•APAC revenue increased by $140.8 million, primarily reflecting a sales increase of $145.4 million within our
Networking Platforms segment. This sales increase was partially offset by a sales decrease of $4.5 million within our Blue Planet Automation Software and Services segment. Our Networking Platforms segment revenue increase primarily reflects a product line sales increase of $139.1 million of Converged Packet Optical products, including a sales increase of $108.0 million of our 6500 Packet-Optical Platform, primarily to communications service providers and enterprise customers.

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

The tables below set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	July 29, 2023	July 30, 2022	%*	July 29, 2023	July 30, 2022	%*
Total revenue	$1,067,886	$867,981	23.0%	$3,257,062	$2,661,651	22.4%
Total cost of goods sold	618,945	527,202	17.4%	1,864,492	1,534,904	21.5%
Gross profit	$448,941	$340,779	31.7%	$1,392,570	$1,126,747	23.6%
%**	42.0%	39.3%		42.8%	42.3%
_____________________________________
*    Denotes % change from fiscal 2022 to fiscal 2023
**     Denotes % of total revenue

	Quarter Ended			Nine Months Ended
	July 29, 2023	July 30, 2022	%*	July 29, 2023	July 30, 2022	%*
Product revenue	$865,197	$684,284	26.4%	$2,678,242	$2,109,239	27.0%
Product cost of goods sold	516,900	434,756	18.9%	1,559,120	1,259,378	23.8%
Product gross profit	$348,297	$249,528	39.6%	$1,119,122	$849,861	31.7%
%**	40.3%	36.5%		41.8%	40.3%
_____________________________________
*    Denotes % change from fiscal 2022 to fiscal 2023
**     Denotes % of product revenue

	Quarter Ended			Nine Months Ended
	July 29, 2023	July 30, 2022	%*	July 29, 2023	July 30, 2022	%*
Services revenue	$202,689	$183,697	10.3%	$578,820	$552,412	4.8%
Services cost of goods sold	102,045	92,446	10.4%	305,372	275,526	10.8%
Services gross profit	$100,644	$91,251	10.3%	$273,448	$276,886	(1.2)%
% **	49.7%	49.7%		47.2%	50.1%
_____________________________________
*    Denotes % change from fiscal 2022 to fiscal 2023
**     Denotes % of services revenue

Quarter ended July 29, 2023 as compared to the quarter ended July 30, 2022
•Gross profit increased by $108.2 million. Gross margin increased by 270 basis points, primarily due to improved manufacturing efficiencies and lower product costs, partially offset by a higher concentration of lower margin “common” equipment and photonics sales.
•Gross profit on products increased by $98.8 million. Product gross margin increased by 380 basis points, primarily due to improved manufacturing efficiencies and lower product costs, partially offset by a higher concentration of lower margin product mix as described above.
•Gross profit on services increased by $9.4 million. Services gross margin remained relatively unchanged.

Nine months ended July 29, 2023 as compared to the nine months ended July 30, 2022

•Gross profit increased by $265.8 million. Gross margin slightly increased by 50 basis points, primarily due to improved manufacturing efficiencies and lower product costs, partially offset by a higher concentration of lower margin “common” equipment and photonics sales, and lower services margins.
•Gross profit on products increased by $269.3 million. Product gross margin increased by 150 basis points, primarily due to improved manufacturing efficiencies and lower product costs, partially offset by a higher concentration of lower margin product mix as described above.
•Gross profit on services decreased by $3.4 million. Services gross margin decreased by 290 basis points, primarily due to lower maintenance support and training revenue, lower margin on certain installation and deployment projects, and losses incurred on certain Blue Planet software service projects. These decreases were partially offset by increased Platform Software services revenue.

Operating Expense
Currency Fluctuations
Approximately 51.8% and 50.1% of our operating expense was non-U.S. Dollar-denominated during the third quarter and first nine months of fiscal 2023, respectively, including expenses in Canadian Dollars, Indian Rupees, and Euros. During the third quarter of fiscal 2023, as compared to the third quarter of fiscal 2022, and during the first nine months of fiscal 2023, as compared to the first nine months of fiscal 2022, the U.S. Dollar primarily strengthened against these currencies. Consequently, our operating expense, net of hedging, reported in U.S. Dollars slightly decreased by approximately $2.8 million, or 0.8%, and $24.6 million, or 2.2%, respectively.
The component elements that comprise each of our operating expense categories in the table below are set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2022 Annual Report. The table below sets forth the changes in operating expense for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	July 29, 2023	July 30, 2022	%*	July 29, 2023	July 30, 2022	%*
Research and development	$189,392	$150,025	26.2%	$561,115	$457,758	22.6%
%**	17.7%	17.3%		17.2%	17.2%
Selling and marketing	118,266	105,880	11.7%	367,156	344,700	6.5%
%**	11.1%	12.2%		11.4%	13.0%
General and administrative	49,349	41,121	20.0%	151,184	131,191	15.2%
%**	4.6%	4.7%		4.6%	4.9%
Significant asset impairments and restructuring costs	4,174	7,692	(45.7)%	16,625	20,203	(17.7)%
%**	0.4%	0.9%		0.5%	0.8%
Amortization of intangible assets	9,487	8,919	6.4%	26,773	26,757	0.1%
%**	0.9%	1.0%		0.8%	1.0%
Acquisition and integration costs	59	35	68.6%	3,474	598	480.9%
%**	—%	—%		0.1%	—%
Total operating expenses	$370,727	$313,672	18.2%	$1,126,327	$981,207	14.8%
%**	34.7%	36.1%		34.6%	36.9%
_____________________________________
*    Denotes % change from fiscal 2022 to fiscal 2023
**     Denotes % of total revenue

Quarter ended July 29, 2023 as compared to the quarter ended July 30, 2022
•Research and development expense benefited from $2.9 million as a result of foreign exchange rates, net of hedging, primarily due to a stronger U.S. Dollar in relation to the Canadian Dollar and Indian Rupee. Including the effect of foreign exchange rates, net of hedging, research and development expenses increased by $39.4 million. This increase primarily reflects increases in employee headcount and related compensation costs, professional services and technology and related costs. The increase in employee headcount was partially due to our acquisitions of Benu Networks, Inc. (“Benu”) and Tibit Communications, Inc. (“Tibit”).

•Selling and marketing expense increased by $12.4 million. This increase primarily reflects increases in employee headcount and related compensation costs.
•General and administrative expense increased by $8.2 million. This increase primarily reflects increases in employee headcount and related compensation costs.
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
•Acquisition and integration costs remained relatively unchanged.
Nine months ended July 29, 2023 as compared to the nine months ended July 30, 2022
•Research and development expense benefited from $16.6 million as a result of foreign exchange rates, net of hedging, primarily due to a stronger U.S. Dollar in relation to the Canadian Dollar and Indian Rupee. Including the effect of foreign exchange rates, net of hedging, research and development expenses increased by $103.4 million. This increase primarily reflects increases in employee headcount and related compensation costs, professional services, and technology and related costs. The increase in employee headcount was partially due to our acquisitions of Benu and Tibit. This increase also reflects the effect of a $4.4 million decrease in benefit from the Evolution of Networking Services through a Corridor in Quebec and Ontario for Research and Innovation (ENCQOR) project grant reimbursement program.
•Selling and marketing expense benefited from $6.2 million as a result of foreign exchange rates, primarily due to a stronger U.S. Dollar in relation to the Euro and Canadian Dollar. Including the effect of foreign exchange rates, sales and marketing expense increased by $22.5 million. This increase primarily reflects an increase in professional services, employee headcount and related compensation costs, and travel and entertainment costs.
•General and administrative expense benefited from $1.9 million as a result of foreign exchange rates, primarily due to a stronger U.S. Dollar in relation to the Canadian Dollar and Euro. Including the effect of foreign exchange rates, general and administrative expense increased by $20.0 million. This increase primarily reflects increases in employee headcount and related compensation costs, professional services, and bad debt expense.
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
For more information on our acquisitions, see Note 4 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
Other Items
The table below sets forth the changes in other items for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	July 29, 2023	July 30, 2022	%*	July 29, 2023	July 30, 2022	%*
Interest and other income, net	$10,187	$366	2,683.3%	$50,711	$4,860	943.4%
%**	1.0%	—%		1.6%	0.2%
Interest expense	$24,060	$12,642	90.3%	$63,819	$33,275	91.8%
%**	2.3%	1.5%		2.0%	1.3%
Provision for income taxes	$34,608	$4,319	701.3%	$89,507	$21,868	309.3%
%**	3.2%	0.5%		2.7%	0.8%

_____________________________________
*    Denotes % change from fiscal 2022 to fiscal 2023
**     Denotes % of total revenue

Quarter ended July 29, 2023 as compared to the quarter ended July 30, 2022
•Interest and other income, net increased by $9.8 million, primarily resulting from higher interest income on our investments.
•Interest expense increased by $11.4 million, primarily due to higher interest rates on our floating rate debt, net of hedging activity, and additional outstanding indebtedness, including the 2030 Term Loan incurred in the first quarter of fiscal 2023. For more information on our short-term and long-term debt, see Note 16 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
•Provision for income taxes increased by $30.3 million, and the effective tax rate for the third quarter of fiscal 2023 was higher than the effective tax rate for the third quarter of fiscal 2022, both primarily due to the mandatory capitalization of research and development expenses in the third quarter of fiscal 2023, in response to changes in U.S. tax policy.
Nine months ended July 29, 2023 as compared to the nine months ended July 30, 2022
•Interest and other income, net increased by $45.9 million, primarily resulting from the remeasurement of our previously held investment in Tibit to fair value, which resulted in a gain on our cost method equity investment of $26.5 million, and higher interest income on our investments. These increases were partially offset by the impact of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity. For more information on our acquisitions, see Note 4 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
•Interest expense increased by $30.5 million, primarily due to higher interest rates on our floating rate debt, net of hedging activity, and additional outstanding indebtedness, including our 2030 Notes issued in the first quarter of fiscal 2022 and the 2030 Term Loan incurred in the first quarter of fiscal 2023. For more information on our short-term and long-term debt, see Note 16 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
•Provision for income taxes increased by $67.6 million, and the effective tax rate for the first nine months of fiscal 2023 was higher than the effective tax rate for the first nine months of fiscal 2022, both primarily due to the mandatory capitalization of research and development expenses in the first nine months of fiscal 2023, in response to changes in U.S. tax policy.

Segment Profit (Loss)

The table below sets forth the changes in our segment profit (loss) for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	July 29, 2023	July 30, 2022	%*	July 29, 2023	July 30, 2022	%*
Segment profit (loss):
Networking Platforms	$171,380	$108,282	58.3%	$588,281	$395,176	48.9%
Platform Software and Services	$49,691	$39,646	25.3%	$136,028	$132,698	2.5%
Blue Planet Automation Software and Services	$(12,072)	$(10,139)	(19.1)%	$(30,044)	$(17,693)	(69.8)%
Global Services	$50,550	$52,965	(4.6)%	$137,190	$158,808	(13.6)%
_____________________________________
*    Denotes % change from fiscal 2022 to fiscal 2023

Quarter ended July 29, 2023 as compared to the quarter ended July 30, 2022

•Networking Platforms segment profit increased by $63.1 million, primarily due to higher sales volume and higher gross margin as described above, partially offset by increased research and development costs.

•Platform Software and Services segment profit increased by $10.0 million, primarily due to higher sales volume as described above, partially offset by increased research and development costs.
•Blue Planet Automation Software and Services segment loss increased by $1.9 million, primarily due to lower sales volume as described above and increased research and development costs.
•Global Services segment profit decreased by $2.4 million, primarily due to lower gross margin, partially offset by higher sales volume as described above.
Nine months ended July 29, 2023 as compared to the nine months ended July 30, 2022

•Networking Platforms segment profit increased by $193.1 million, primarily due to higher sales volume and higher gross margin as described above, partially offset by increased research and development costs.
•Platform Software and Services segment profit increased by $3.3 million, primarily due to higher software-related services sales volume as described above, partially offset by lower software sales volume, increased research and development costs, and lower gross margin on software-related services.
•Blue Planet Automation Software and Services segment loss increased by $12.4 million, primarily due to lower gross margin on software-related services, lower sales volume, and increased research and development costs.
•Global Services segment profit decreased by $21.6 million, primarily due to lower maintenance support and training revenue and lower gross margin on certain installation and deployment projects as described above.

Liquidity and Capital Resources
Overview. For the nine months ended July 29, 2023, we used $27.1 million of cash in operating activities as our working capital requirements of approximately $352.6 million exceeded our net income (adjusted for non-cash charges) of approximately $325.5 million. For additional details, see “Cash Used In Operating Activities” below.

Despite our cash used in operations, our total cash, cash equivalents, and investments increased by $97.1 million during the first nine months of fiscal 2023. This increase principally reflects proceeds from the issuance of the 2030 Term Loan, which provided $492.5 million in cash, net of paid debt issuance costs, and proceeds from the issuance of equity under our employee stock purchase plan which provided $31.3 million in cash during the nine months ended July 29, 2023. In addition to the cash used in operations, uses of cash also included the following items: (i) cash used for the acquisition of businesses of $230.0 million; (ii) cash used to fund our investing activities for capital expenditures totaling $83.4 million; (iii) cash used for stock repurchases under our stock repurchase program of $57.7 million; and (iv) stock repurchases on vesting of our stock unit awards to employees relating to tax withholding of $29.8 million.
See Notes 4, 16 and 20 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for additional information on these transactions.
The following table sets forth changes in our cash, cash equivalents and investments in marketable debt securities for the periods indicated (in thousands):

	July 29, 2023	October 29, 2022	Increase (decrease)
Cash and cash equivalents	$1,117,922	$994,352	$123,570
Short-term investments in marketable debt securities	141,843	153,989	(12,146)
Long-term investments in marketable debt securities	21,098	35,385	(14,287)
Total cash, cash equivalents, and investments in marketable debt securities	$1,280,863	$1,183,726	$97,137

Principal Sources of Liquidity. Our principal sources of liquidity on hand include our cash, cash equivalents, and investments, which, as of July 29, 2023 totaled $1.3 billion, as well as the senior secured asset-backed revolving credit facility to which we and certain of our subsidiaries are parties (the “ABL Credit Facility”). The ABL Credit Facility provides for a total commitment of $300.0 million with a maturity date of September 28, 2025, as modified on February 10, 2023. See Note 17 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report. We principally use the ABL Credit Facility to support the issuance of letters of credit that arise in the ordinary course of our business and thereby to reduce our use of cash required to collateralize these instruments. As of July 29, 2023, letters of credit totaling $68.2 million were collateralized by our ABL Credit Facility. There were no borrowings outstanding under the ABL Credit Facility as of July 29, 2023.

Foreign Liquidity. Cash, cash equivalents, and short-term investments held by our foreign subsidiaries was $287.8 million as of July 29, 2023. We intend to reinvest indefinitely our foreign earnings. If we were to repatriate the accumulated historical foreign earnings, the provisional amount of unrecognized deferred income tax liability related to foreign withholding taxes would be approximately $36.0 million.
Stock Repurchase Authorization. On December 9, 2021, we announced that our Board of Directors authorized a program to repurchase up to $1.0 billion of our common stock, which replaced in its entirety the previous stock repurchase program authorized in fiscal 2019. During the third quarter of fiscal 2023, we repurchased an additional $61.2 million of our common stock under the stock repurchase program, and $438.8 million remained under the current repurchase authorization as of July 29, 2023. The amount and timing of any further repurchases under our stock repurchase program are subject to a variety of factors including liquidity, cash flow, stock price, and general business and market conditions. The program may be modified, suspended, or discontinued at any time. See Note 20 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
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
Cash Used In Operating Activities
The following sections set forth the components of our $27.1 million of cash used in operating activities during the first nine months of fiscal 2023:
Net income (adjusted for non-cash charges)
The following table sets forth our net income (adjusted for non-cash charges) during the period (in thousands):

Nine Months Ended
July 29, 2023
Net income	$163,628
Adjustments for non-cash charges:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	69,213
Share-based compensation expenses	95,405
Amortization of intangible assets	36,274
Deferred taxes	(64,005)
Provision for inventory excess and obsolescence	18,767
Provision for warranty	18,860
Gain on cost method equity investments, net	(26,368)
Other	13,694
Net income (adjusted for non-cash charges)	$325,468

Working Capital
We used $352.6 million of cash for working capital during the period. The following table sets forth the major components of the cash used in working capital (in thousands):

Nine Months Ended
July 29, 2023
Cash used in accounts receivable	$(80,399)
Cash used in inventories	(262,345)
Cash provided by prepaid expenses and other	72,062
Cash used in accounts payable, accruals, and other obligations	(133,880)
Cash provided by deferred revenue	57,547
Cash used in operating lease assets and liabilities, net	(5,593)
Total cash used for working capital	$(352,608)

As compared to the end of fiscal 2022:

•The $80.4 million of cash used in accounts receivable during the first nine months of fiscal 2023 reflects increased sales volume at the end of the third quarter of fiscal 2023;
•The $262.3 million of cash used in inventories during the first nine months of fiscal 2023 primarily related to increases in (i) raw materials to mitigate the impact on our business and customers from supply chain constraints in recent prior periods and a global market shortage of semiconductor components and (ii) finished goods inventories from planned fulfillment of customer advance orders for which some deliveries have since been rescheduled as described in “Overview” above;
•The $72.1 million of cash provided by prepaid expense and other during the first nine months of fiscal 2023 primarily reflects lower contract assets for unbilled receivables, lower capitalized contract acquisition costs, and other non-trade receivables;
•The $133.9 million of cash used in accounts payable, accruals, and other obligations during the first nine months of fiscal 2023 primarily reflects the timing of payments to suppliers;
•The $57.5 million of cash provided by deferred revenue during the first nine months of fiscal 2023 represents an increase in advanced payments received on multi-year maintenance contracts from customers prior to revenue recognition; and
•The $5.6 million of cash used in operating lease assets and liabilities, net, during the first nine months of fiscal 2023 represents cash paid for operating lease payments in excess of operating lease costs.
Our days sales outstanding (“DSOs”) decreased from 97 for the first nine months of fiscal 2022 to 94 for the first nine months of fiscal 2023. The calculation of DSOs includes accounts receivables, net and contract assets for unbilled receivables, net included in prepaid expenses and other. Our inventory turns decreased from 2.0 for the first nine months of fiscal 2022 to 1.7 for the first nine months of fiscal 2023 due to the increases in inventory as described in “Overview” above.

Cash Paid for Interest, Net
The following table sets forth the cash paid for interest, net, during the period (in thousands):

Nine Months Ended
July 29, 2023
Term Loan due September 28, 2025(1)	$31,913
Term Loan due January 31, 2030(2)	18,448
Senior Notes due January 31, 2030(3)	8,000
Interest rate swaps(4)	(6,266)
ABL Credit Facility(5)	1,532
Finance leases	3,082
Cash paid during period	$56,709

(1) Interest on the 2025 Term Loan is payable periodically based on the interest period selected for borrowing. The 2025 Term Loan bore interest at LIBOR for the chosen borrowing period plus a spread of 1.75% subject to a minimum LIBOR rate of 0.00% through its amendment on January 19, 2023. The 2025 Term loan now bears interest at SOFR for the chosen borrowing period plus a spread of 1.75% subject to a minimum SOFR rate of 0.00%. At the end of the third quarter of fiscal 2023, the interest rate on the 2025 Term Loan was 7.00%.
(2) Interest on the 2030 Term Loan is payable periodically based on the interest period selected for borrowing. The 2030 Term Loan bears interest at SOFR for the chosen borrowing period plus a spread of 2.50% subject to a minimum SOFR rate of 0.00%. At the end of the third quarter of fiscal 2023, the interest rate on the 2030 Term Loan was 7.75%.
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
(5) During the first nine months of fiscal 2023, we utilized the ABL Credit Facility to collateralize certain standby letters of credit and paid $1.5 million in commitment fees, interest expense, and other administrative charges relating to the ABL Credit Facility.
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

Purchase Order Obligations. As of July 29, 2023 we had $1.7 billion in outstanding purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule, or adjust these orders. Consequently, only a portion of this amount relates to firm, non-cancelable, and unconditional obligations.

Debt. As of July 29, 2023, we had $498.8 million outstanding principal associated with our 2030 Term Loan, with $5.0 million payable within 12 months. Interest on the 2030 Term Loan and payments due under the interest rate swaps are variable and calculated using the rate in effect on the balance sheet date. Future interest payments associated with the 2030 Term Loan total $246.8 million, with $39.3 million payable within 12 months. For additional information about the 2030 Term Loan, see Note 16 to our Condensed Consolidated Financial Statements included in Item I of Part I of this report.

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

Our revenue, gross margin, and results of operations can fluctuate significantly and unpredictably from quarter to quarter. Our budgeted expense levels are based on our visibility into customer spending plans and our projections of future revenue and gross margin. Visibility into customer spending levels can be uncertain, spending patterns are subject to change, and reductions in our expense levels can take significant time to implement. Historically, a significant portion of our quarterly revenue was generated from customer orders received during that same quarter (which we refer to as “book to revenue”) and was therefore less predictable and subject to fluctuation due to a quarterly shortfall in orders from expectations. During fiscal 2022, however, we generated a significant backlog of customer orders, and more recently, our revenue has been more significantly impacted by availability of supply, as well as customer delivery deferrals of existing backlog. During the first nine months of fiscal 2023, certain customers, including communications service providers and cable and multiservice operators in North America and Web-scale providers, that had earlier placed significant advanced orders, rescheduled deliveries for a portion of such orders, which can adversely impact revenue. As supply chain conditions have begun to improve, we have increased shipments and reduced lead times, which has eliminated the need for such advance orders from customers, and our backlog has decreased in recent quarters. We expect our backlog to continue to reduce. As that happens, we expect our reliance upon securing quarterly book to revenue orders to grow and those orders to represent a more typical composition of our quarterly revenue over time. However, within these dynamics, our results for a particular period can be difficult to predict. These dynamics, as well as a range of factors, including those set forth below, can materially adversely affect quarterly revenue, gross margin, and operating results:

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

As a result of order volumes growth in prior periods, together with supply chain constraints, our backlog grew from $1.2 billion at the end of fiscal 2020 to $4.2 billion at the end of fiscal 2022. However, our order volumes began to moderate in the fourth quarter of fiscal 2022. We expect order volumes to normalize over time and we do not expect the very high level of orders we experienced in earlier periods in fiscal 2021 and fiscal 2022 to continue in the long-term. As supply chain conditions and lead times improve, we expect our backlog to reduce, which was the case in the first nine months of fiscal 2023. Backlog may be fulfilled several quarters following receipt of a purchase order, either due to customer schedules or delays caused by supply chain constraints. Generally, our customers may cancel, delay delivery or change their orders with limited advance notice, or they may decide not to accept our products and services, although instances of both cancellation and non-acceptance have been rare historically. Backlog also includes certain service obligations that may relate to a multi-year support period. As a result, backlog should not necessarily be viewed as an accurate indicator of future revenue for any particular period.

Accurately matching necessary inventory levels to customer demand within the current environment is challenging, and we may incur additional costs or be required to write off significant inventory that would adversely impact our results of operations.

From the second quarter of fiscal 2021 through the third quarter of fiscal 2022, we received unprecedented orders for our products and services, and matching necessary inventory to fulfill that demand within the current supply and demand environment is challenging. We have taken and continue to take a number of steps to mitigate these challenges, including extending our purchase commitments and placing non-cancellable, advanced orders with or through suppliers, particularly for long lead time components. As of July 29, 2023 we had $1.7 billion in outstanding purchase order commitments to our contract manufacturers and component suppliers for inventory. We have also been expanding our manufacturing capacity and have been accumulating raw materials inventory of components that are available, in some cases with expanded lead times, in an effort to prepare us to be able to produce finished goods more quickly when supply constraints ease for certain common components, including integrated circuit components, for which delivery continues to be delayed. As a result of this strategy, our inventory has increased from $374.3 million at the end of fiscal 2021 to $1.2 billion at the end of the third quarter of fiscal 2023. These inventory practices, and their associated costs, have had, and we expect them to continue to have, an adverse impact on our cash from operations.

These inventory practices, particularly when considered in the context of our backlog, further introduce obsolescence risk that can impact our results of operations and financial condition. During the first nine months of fiscal 2023, certain customers, including communications service providers and cable and multiservice operators in North America and Web-scale providers, that had earlier placed significant advanced orders, rescheduled deliveries for a portion of such orders. Accordingly, our inventory needs for a particular period can fluctuate and be difficult to predict. If our customers were to cancel or delay orders for extended periods, as a result of increased lead times or otherwise, inventory could become obsolete and we could be required to write off or write down the inventory associated with those orders. In addition, if customers were to cancel or delay existing or forecasted orders for which we have significant outstanding commitments to our contract manufacturers or suppliers, we may be required to purchase inventory under these commitments that we are unable to sell. If we are required to write off or write down a significant amount of inventory, our results of operations for the applicable period would be materially adversely affected. Our inability to effectively manage the matching of inventory with customer demand within the current environment could adversely impact our results of operations and financial condition, and could result in loss of revenue, increased costs, or delays that could adversely impact customer satisfaction.

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

We are a party to credit agreements relating to a $300.0 million senior secured asset-based revolving credit facility, an outstanding senior secured term loan with approximately $670.5 million due 2025, an outstanding senior secured term loan with approximately $498.8 million due 2030, and an outstanding senior unsecured indenture pursuant to which we issued $400.0 million in aggregate principal amount of 4.00% senior notes due 2030. The agreements governing these credit facilities contain certain covenants that limit our ability, among other things, to incur additional debt, create liens and encumbrances, pay cash dividends, redeem or repurchase stock, enter into certain acquisition transactions or transactions with affiliates, repay certain indebtedness, make investments, or dispose of assets. The agreements also include customary remedies, including the right of the lenders to take action with respect to the collateral securing the loans, that would apply should we default or otherwise be unable to satisfy our debt obligations.

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

The following table provides a summary of repurchases of our common stock during the third quarter of fiscal 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
April 30, 2023 to May 27, 2023	—	$—	—	$500,000
May 28, 2023 to June 24, 2023	452,109	$42.58	452,109	$480,750
June 25, 2023 to July 29, 2023	989,326	$42.44	989,326	$438,764
	1,441,435	$42.48	1,441,435

(1) On December 9, 2021, we announced that our Board of Directors authorized a program to repurchase up to $1.0 billion of our common stock, which replaced in its entirety our previous stock repurchase program. The program may be modified, suspended, or discontinued at any time. During the third quarter of fiscal 2023, we repurchased $61.2 million of our common stock under the stock repurchase program, and we had $438.8 million remaining under the current repurchase authorization as of July 29, 2023.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the quarter ended July 29, 2023, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

10.1	Form of Employee Restricted Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan*
10.2	Form of Performance Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan*
10.3	Form of Market Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan*
10.4	Ciena Corporation Amended and Restated Incentive Bonus Plan, as amended August 22, 2023*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________________________________

*	Represents management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ciena Corporation
Date:	September 6, 2023	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	September 6, 2023	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)