Form 10-Q
period 2024-01-27
CIENA CORP
filed 2024-03-07
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 27, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 1, 2024
Common Stock, par value $0.01 per share	144,602,692

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended
	January 27,	January 28,
	2024	2023
Revenue:
Products	$835,777	$877,715
Services	201,932	178,806
Total revenue	1,037,709	1,056,521
Cost of goods sold:
Products	466,472	500,337
Services	104,275	100,238
Total cost of goods sold	570,747	600,575
Gross profit	466,962	455,946
Operating expenses:
Research and development	187,269	181,730
Selling and marketing	128,158	123,807
General and administrative	54,683	50,896
Significant asset impairments and restructuring costs	4,971	4,298
Amortization of intangible assets	7,252	7,441
Acquisition and integration costs	—	2,558
Total operating expenses	382,333	370,730
Income from operations	84,629	85,216
Interest and other income, net	10,650	31,973
Interest expense	(23,776)	(15,870)
Income before income taxes	71,503	101,319
Provision for income taxes	21,956	25,078
Net income	$49,547	$76,241
Basic net income per common share	$0.34	$0.51
Diluted net income per potential common share	$0.34	$0.51
Weighted average basic common shares outstanding	145,291	149,081
Weighted average dilutive potential common shares outstanding	145,848	149,551

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Quarter Ended
	January 27,	January 28,
	2024	2023
Net income	$49,547	$76,241
Unrealized gain on available-for-sale securities, net of tax	895	1,050
Unrealized gain on foreign currency forward contracts, net of tax	7,156	5,342
Unrealized loss on interest rate swaps, net of tax	(9,474)	(5,025)
Change in cumulative translation adjustments	14,323	15,979
Other comprehensive income	12,900	17,346
Total comprehensive income	$62,447	$93,587

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	January 27, 2024	October 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,264,751	$1,010,618
Short-term investments	106,678	104,753
Accounts receivable, net of allowance for credit losses of $14.3 million and $11.7 million as of January 27, 2024 and October 28, 2023, respectively.	865,239	1,003,876
Inventories, net	984,886	1,050,838
Prepaid expenses and other	387,193	405,694
Total current assets	3,608,747	3,575,779
Long-term investments	103,862	134,278
Equipment, building, furniture and fixtures, net	280,357	280,147
Operating right-of-use assets	35,679	35,140
Goodwill	445,084	444,765
Other intangible assets, net	195,682	205,627
Deferred tax asset, net	814,098	809,306
Other long-term assets	109,701	116,453
Total assets	$5,593,210	$5,601,495
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$316,094	$317,828
Accrued liabilities and other short-term obligations	329,910	431,419
Deferred revenue	166,714	154,419
Operating lease liabilities	16,888	16,655
Current portion of long-term debt	11,700	11,700
Total current liabilities	841,306	932,021
Long-term deferred revenue	76,556	74,041
Other long-term obligations	176,313	170,407
Long-term operating lease liabilities	32,418	33,259
Long-term debt, net	1,543,118	1,543,406
Total liabilities	2,669,711	2,753,134
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 144,946,510 and 144,829,938 shares issued and outstanding	1,449	1,448
Additional paid-in capital	6,274,773	6,262,083
Accumulated other comprehensive loss	(24,867)	(37,767)
Accumulated deficit	(3,327,856)	(3,377,403)
Total stockholders’ equity	2,923,499	2,848,361
Total liabilities and stockholders’ equity	$5,593,210	$5,601,495

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended
	January 27,	January 28,
	2024	2023
Cash flows provided by (used in) operating activities:
Net income	$49,547	$76,241
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	22,808	22,208
Share-based compensation costs	37,827	30,512
Amortization of intangible assets	10,016	10,325
Deferred taxes	(4,368)	(7,247)
Provision for inventory excess and obsolescence	10,350	5,503
Provision for warranty	4,841	8,230
Gain on cost method equity investments, net	—	(26,455)
Other	5,051	7,325
Changes in assets and liabilities:
Accounts receivable	135,160	(133,067)
Inventories	56,157	(235,059)
Prepaid expenses and other	17,116	4,667
Operating lease right-of-use assets	3,084	3,891
Accounts payable, accruals and other obligations	(90,915)	(56,979)
Deferred revenue	14,022	29,459
Short- and long-term operating lease liabilities	(4,620)	(5,193)
Net cash provided by (used in) operating activities	266,076	(265,639)
Cash flows provided by (used in) investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(16,599)	(30,030)
Purchases of investments	(21,213)	(35,411)
Proceeds from sales and maturities of investments	53,674	123,249
Settlement of foreign currency forward contracts, net	2,271	(4,001)
Acquisition of business, net of cash acquired	—	(230,048)
Net cash provided by (used in) investing activities	18,133	(176,241)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of term loan, net	—	497,500
Payment of long-term debt	—	(1,732)
Payment of debt issuance costs	(2,402)	(3,996)
Payment of finance lease obligations	(981)	(913)
Shares repurchased for tax withholdings on vesting of stock unit awards	(10,076)	(12,980)
Repurchases of common stock - repurchase program, net	(38,195)	—
Proceeds from issuance of common stock	16,934	14,315
Net cash provided by (used in) financing activities	(34,720)	492,194
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,646	9,884
Net increase in cash, cash equivalents and restricted cash	254,135	60,198
Cash, cash equivalents and restricted cash at beginning of period	1,010,786	994,378
Cash, cash equivalents and restricted cash at end of period	$1,264,921	$1,054,576
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net	$18,582	$10,536
Cash paid during the period for income taxes, net	$8,260	$8,383
Operating lease payments	$5,080	$5,638
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$4,225	$7,354
Repurchase of common stock in accrued liabilities from repurchase program	$3,110	$—
Operating right-of-use assets subject to lease liability	$3,498	$6,244
Gain on cost method equity investments, net	$—	$26,455
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at October 28, 2023	144,829,938	$1,448	$6,262,083	$(37,767)	$(3,377,403)	$2,848,361
Net income	—	—	—	—	49,547	49,547
Other comprehensive income	—	—	—	12,900	—	12,900
Repurchase of common stock - repurchase program, net	(691,088)	(7)	(31,987)	—	—	(31,994)
Issuance of shares from employee equity plans	1,039,765	10	16,924	—	—	16,934
Share-based compensation expense	—	—	37,827	—	—	37,827
Shares repurchased for tax withholdings on vesting of stock unit awards	(232,105)	(2)	(10,074)	—	—	(10,076)
Balance at January 27, 2024	144,946,510	$1,449	$6,274,773	$(24,867)	$(3,327,856)	$2,923,499

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at October 29, 2022	148,412,943	$1,484	$6,390,252	$(46,645)	$(3,632,230)	$2,712,861
Net income	—	—	—	—	76,241	76,241
Other comprehensive income	—	—	—	17,346	—	17,346
Issuance of shares from employee equity plans	1,009,649	11	14,304	—	—	14,315
Share-based compensation expense	—	—	30,512	—	—	30,512
Shares repurchased for tax withholdings on vesting of stock unit awards	(265,004)	(3)	(12,977)	—	—	(12,980)
Balance at January 28, 2023	149,157,588	$1,492	$6,422,091	$(29,299)	$(3,555,989)	$2,838,295

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
In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments that Ciena considers necessary for the fair statement of the results of operations of Ciena for the interim periods covered and of the financial position of Ciena at the date of the interim balance sheets. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The Condensed Consolidated Balance Sheet as of October 28, 2023 was derived from audited financial statements, but does not include all disclosures required by GAAP. However, Ciena believes that the disclosures are adequate to understand the information presented herein. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with Ciena’s audited consolidated financial statements and the notes thereto included in Ciena’s Annual Report on Form 10-K for the fiscal year ended October 28, 2023 (the “2023 Annual Report”).
Ciena has a 52 or 53-week fiscal year, with quarters ending on the Saturday nearest to the last day of January, April, July, and October, respectively, of each year. Fiscal 2024 is a 53-week fiscal year with the additional week occurring in the fourth quarter. Fiscal 2023 was a 52-week fiscal year.

(2) SIGNIFICANT ACCOUNTING POLICIES
Except for the changes in certain policies described below, there have been no material changes to Ciena’s significant accounting policies, compared to the accounting policies described in Note 1, Ciena Corporation and Significant Accounting Policies and Estimates, in Notes to Consolidated Financial Statements in Item 8 of Part II of the 2023 Annual Report.

Newly Issued Accounting Standards - Effective

In October 2021, the FASB issued ASU No. 2021-08 (“ASU 2021-08”), Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers to improve the accounting for acquired revenue contracts with customers in a business combination to address recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. ASU 2021-08 was effective for Ciena beginning in the first quarter of fiscal 2024 without any material impact on its consolidated financial position, results of operations and related disclosures.

Newly Issued Accounting Standards - Not Yet Effective

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

In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024; however, early adoption is permitted. ASU 2023-09 allows for adoption using either a prospective or retrospective method. Ciena is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

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

The tables below set forth Ciena’s disaggregated revenue for the respective periods (in thousands):

	Quarter Ended January 27, 2024
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Optical Networking	$695,849	$—	$—	$—	$695,849
Routing and Switching	111,387	—	—	—	111,387
Platform Software and Services	—	89,745	—	—	89,745
Blue Planet Automation Software and Services	—	—	13,942	—	13,942
Maintenance Support and Training	—	—	—	74,115	74,115
Installation and Deployment	—	—	—	42,723	42,723
Consulting and Network Design	—	—	—	9,948	9,948
Total revenue by product line	$807,236	$89,745	$13,942	$126,786	$1,037,709

Timing of revenue recognition:
Products and services at a point in time	$807,236	$27,694	$1,069	$9,638	$845,637
Services transferred over time	—	62,051	12,873	117,148	192,072
Total revenue by timing of revenue recognition	$807,236	$89,745	$13,942	$126,786	$1,037,709

	Quarter Ended January 28, 2023
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Optical Networking	$735,634	$—	$—	$—	$735,634
Routing and Switching	119,505	—	—	—	119,505
Platform Software and Services	—	73,445	—	—	73,445
Blue Planet Automation Software and Services	—	—	15,405	—	15,405
Maintenance Support and Training	—	—	—	67,891	67,891
Installation and Deployment	—	—	—	34,575	34,575
Consulting and Network Design	—	—	—	10,066	10,066
Total revenue by product line	$855,139	$73,445	$15,405	$112,532	$1,056,521

Timing of revenue recognition:
Products and services at a point in time	$855,139	$18,864	$3,982	$9,255	$887,240
Services transferred over time	—	54,581	11,423	103,277	169,281
Total revenue by timing of revenue recognition	$855,139	$73,445	$15,405	$112,532	$1,056,521

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
For the periods below, Ciena’s geographic distribution of revenue was as follows (in thousands):

	Quarter Ended
	January 27,	January 28,
	2024	2023
Geographic distribution:
Americas	$718,198	$765,096
EMEA	207,413	152,804
APAC	112,098	138,621
Total revenue by geographic distribution	$1,037,709	$1,056,521
Ciena’s revenue includes $677.6 million and $693.6 million of United States revenue for the first quarter of fiscal 2024 and 2023, respectively. No other country accounted for 10% or more of total revenue for the periods presented above.
For the periods below, the only customers that accounted for at least 10% of Ciena’s revenue were as follows (in thousands):

	Quarter Ended
	January 27,	January 28,
	2024	2023
Cloud provider A	$166,008	n/a
Cloud provider B	109,098	121,327
AT&T	n/a	149,981
Total	$275,106	$271,308
_____________________________________
n/a    Denotes revenue representing less than 10% of total revenue for the period

The cloud providers noted in the above table purchased products from each of Ciena’s operating segments excluding Blue Planet® Automation Software and Services. AT&T purchased products and services from each of Ciena’s operating segments for the period presented.

•Networking Platforms revenue reflects sales of Ciena’s Optical Networking and Routing and Switching product lines.

•Optical Networking - includes the 6500 Packet-Optical Platform, the Waveserver® modular interconnect system, the 6500 Reconfigurable Line System (RLS), the 5400 family of Packet-Optical Platforms, and the Coherent ELS open line system (OLS). This product line also includes the WaveLogic 5 Nano (WL5n) 100G-400G coherent pluggable transceivers.

•Routing and Switching - includes the 3000 family of service delivery platforms and the 5000 family of service aggregation. This product line also includes the 6500 Packet Transport System (PTS), which combines packet switching, control plane operation, and integrated optics, the 8100 Coherent IP networking platforms, the 8700 Packetwave Platform, and virtualization software. This product line also includes SD-Edge software and our microplug Optical Line Terminal (OLT) transceiver. This product line also includes Ciena’s WaveRouterTM product, which was introduced during fiscal 2023, for which there have been no material sales to date.

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

•Platform Software and Services offerings provide domain control management, analytics, data and planning tools and applications to assist customers in managing their networks, including by creating more efficient operations and providing more proactive visibility into their networks. Ciena’s platform software includes its Navigator Network Control SuiteTM (“Navigator NCS”) domain controller solution, its suite of Navigator NCS applications, which was previously referred to as “Manage, Control and Plan (MCP),” and its OneControl Unified Management System, as well as planning tools and legacy software solutions that support Ciena’s installed base of network solutions. Platform software-related services revenue includes sales of subscription, installation, support, and consulting services related to Ciena’s software platforms, operating system software and enhanced software features embedded in each of the Networking Platforms product lines above. Revenue from the software portion of this segment is included in product revenue on the Condensed Consolidated Statements of Operations. Revenue from services portions of this segment is included in services revenue on the Condensed Consolidated Statements of Operations.

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

Contract Balances

The following table provides information about receivables, contract assets, and contract liabilities (deferred revenue) from contracts with customers (in thousands):

	Balance at January 27, 2024	Balance at October 28, 2023
Accounts receivable, net	$865,239	$1,003,876
Contract assets for unbilled accounts receivable, net	$151,572	$150,312
Deferred revenue	$243,270	$228,460

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

Contract liabilities consist of deferred revenue and represent advanced payments against non-cancelable customer orders received prior to revenue recognition. Ciena recognized approximately $70.6 million and $67.9 million of revenue during the first three months of fiscal 2024 and 2023, respectively, that was included in the deferred revenue balance at October 28, 2023 and October 29, 2022, respectively. Revenue recognized due to changes in transaction price from performance obligations satisfied or partially satisfied in previous periods was immaterial during the three months ended January 27, 2024 and January 28, 2023.

Capitalized Contract Acquisition Costs

Capitalized contract acquisition costs consist of deferred sales commissions, and were $27.8 million and $30.2 million as of January 27, 2024 and October 28, 2023, respectively. Capitalized contract acquisition costs were included in (i) prepaid expenses and other and (ii) other long-term assets on the Condensed Consolidated Balance Sheets. The amortization expense associated with these costs was $7.7 million and $7.2 million during the first three months of fiscal 2024 and 2023, respectively, and was included in selling and marketing expense on the Condensed Consolidated Statements of Operations.

Remaining Performance Obligations

Remaining performance obligations (“RPO”) are comprised of non-cancelable customer purchase orders for products and services that are awaiting transfer of control for revenue recognition under the applicable contract terms. As of January 27, 2024, the aggregate amount of RPO was $1.7 billion. As of January 27, 2024, Ciena expects approximately 83% of the RPO to be recognized as revenue within the next 12 months.

(4)SIGNIFICANT ASSET IMPAIRMENT AND RESTRUCTURING COSTS

Restructuring Costs

Ciena has undertaken a number of restructuring activities intended to reduce expense and to align its workforce and costs with market opportunities, product development, and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in accrued liabilities and other short-term obligations on the Condensed Consolidated Balance Sheets, for the three months ended January 27, 2024 (in thousands):

	Workforce reduction		Other restructuring activities		Total
Balance at October 28, 2023	$1,913		$—		$1,913
Charges	2,861	(1)	2,110	(2)	4,971
Cash payments	(4,058)		(2,110)		(6,168)
Balance at January 27, 2024	$716		$—		$716
Current restructuring liabilities	$716		$—		$716

(1) Reflects employee costs associated with workforce reductions during the three months ended January 27, 2024 as part of a business optimization strategy to improve gross margin, constrain operating expense, and redesign certain business processes.
(2) Primarily represents costs related to restructured real estate facilities and the redesign of certain business processes associated with Ciena’s supply chain and distribution structure reorganization.

The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in accrued liabilities and other short-term obligations on the Condensed Consolidated Balance Sheets for the three months ended January 28, 2023 (in thousands):

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

(5) INTEREST AND OTHER INCOME, NET
The components of interest and other income, net, are as follows for the periods indicated (in thousands):

	Quarter Ended
	January 27,	January 28,
	2024	2023
Interest income	$15,177	$7,121
Gains (losses) on non-hedge designated foreign currency forward contracts	3,112	(1,769)
Foreign currency exchange losses	(9,192)	(1,889)
Gain on cost method equity investments, net	—	26,455
Other	1,553	2,055
Interest and other income, net	$10,650	$31,973

During the first quarter of fiscal 2023, the acquisition of Tibit Communications, Inc. (“Tibit”) by Ciena triggered the remeasurement of Ciena’s previously held investment in Tibit to fair value, which resulted in Ciena recognizing a gain on its cost method equity investment of $26.5 million.
Ciena Corporation, as the U.S. parent entity, uses the U.S. Dollar as its functional currency; however, some of its foreign branch offices and subsidiaries use local currencies as their functional currencies. Ciena recorded $9.2 million and $1.9 million during the first three months of fiscal 2024 and fiscal 2023, respectively, in foreign currency exchange rate losses as a result of monetary assets and liabilities that were transacted in a currency other than Ciena’s functional currency. The related remeasurement adjustments were recorded in interest and other income, net, on the Condensed Consolidated Statements of Operations. From time to time, Ciena uses foreign currency forwards to hedge this type of balance sheet exposure. These forwards are not designated as hedges for accounting purposes, and any net gain or loss associated with these derivatives is reported in interest and other income, net, on the Condensed Consolidated Statements of Operations. During the first three months of fiscal 2024, Ciena recorded gains of $3.1 million from non-hedge designated foreign currency forward contracts. During the first three months of fiscal 2023, Ciena recorded losses of $1.8 million from non-hedge designated foreign currency forward contracts.

(6) INCOME TAXES

The effective tax rate for the quarter ended January 27, 2024 was higher than the effective tax rate for the quarter ended January 28, 2023, primarily due to the tax benefit of a gain on a cost method equity investment in the first quarter of fiscal 2023.

(7) CASH EQUIVALENT, SHORT-TERM AND LONG-TERM INVESTMENTS

As of the dates indicated, investments are comprised of the following (in thousands):

	January 27, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$141,947	$759	$(82)	$142,624
Corporate debt securities	57,604	40	(25)	57,619
Time deposits	144,106	20	—	144,126
	$343,657	$819	$(107)	$344,369

Included in cash equivalents	$133,829	$—	$—	$133,829
Included in short-term investments	106,603	143	(68)	106,678
Included in long-term investments	103,225	676	(39)	103,862
	$343,657	$819	$(107)	$344,369

	October 28, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$170,260	$28	$(379)	$169,909
Corporate debt securities	59,683	1	(115)	59,569
Time deposits	138,830	4	(5)	138,829
	$368,773	$33	$(499)	$368,307

Included in cash equivalents	$129,276	$—	$—	$129,276
Included in short-term investments	105,042	4	(293)	104,753
Included in long-term investments	134,455	29	(206)	134,278
	$368,773	$33	$(499)	$368,307

The following table summarizes the final legal maturities of debt investments as of January 27, 2024 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$240,433	$240,507
Due in 1-2 years	103,224	103,862
	$343,657	$344,369

(8)FAIR VALUE MEASUREMENTS

    As of the dates indicated, the following tables summarize the assets and liabilities that are recorded at fair value on a recurring basis (in thousands):

	January 27, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$895,909	$—	$—	$895,909
Bond mutual fund	156,300	—	—	156,300
Time deposits	144,126	—	—	144,126
Deferred compensation plan assets	14,614	—	—	14,614
U.S. government obligations	—	142,624	—	142,624
Corporate debt securities	—	57,619	—	57,619
Foreign currency forward contracts	—	3,020	—	3,020
Interest rate swaps	—	12,501	—	12,501
Total assets measured at fair value	$1,210,949	$215,764	$—	$1,426,713

Liabilities:
Foreign currency forward contracts	$—	$6,184	$—	$6,184
Total liabilities measured at fair value	$—	$6,184	$—	$6,184

	October 28, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$661,101	$—	$—	$661,101
Bond mutual fund	104,171	—	—	104,171
Time deposits	138,829	—	—	138,829
Deferred compensation plan assets	11,456	—	—	11,456
U.S. government obligations	—	169,909	—	169,909
Corporate debt securities	—	59,569	—	59,569
Foreign currency forward contracts	—	1,119	—	1,119
Interest rate swaps	—	24,953	—	24,953
Total assets measured at fair value	$915,557	$255,550	$—	$1,171,107

Liabilities:
Foreign currency forward contracts	$—	$14,509	$—	$14,509
Total liabilities measured at fair value	$—	$14,509	$—	$14,509

As of the dates indicated, the assets and liabilities above are presented on Ciena’s Condensed Consolidated Balance Sheets as follows (in thousands):

	January 27, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,183,109	$2,929	$—	$1,186,038
Short-term investments	13,226	93,452	—	106,678
Prepaid expenses and other	—	3,020	—	3,020
Long-term investments	—	103,862	—	103,862
Other long-term assets	14,614	12,501	—	27,115
Total assets measured at fair value	$1,210,949	$215,764	$—	$1,426,713

Liabilities:
Accrued liabilities and other short-term obligations	$—	$6,184	$—	$6,184
Total liabilities measured at fair value	$—	$6,184	$—	$6,184

	October 28, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$891,788	$2,760	$—	$894,548
Short-term investments	12,313	92,440	—	104,753
Prepaid expenses and other	—	1,119	—	1,119
Long-term investments	—	134,278	—	134,278
Other long-term assets	11,456	24,953	—	36,409
Total assets measured at fair value	$915,557	$255,550	$—	$1,171,107

Liabilities:
Accrued liabilities and other short-term obligations	$—	$14,509	$—	$14,509
Total liabilities measured at fair value	$—	$14,509	$—	$14,509

Ciena did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

(9) INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	January 27, 2024	October 28, 2023
Raw materials	$571,666	$664,797
Work-in-process	60,644	55,242
Finished goods	369,771	314,168
Deferred cost of goods sold	36,824	66,634
Gross inventories	1,038,905	1,100,841
Reserve for inventory excess and obsolescence	(54,019)	(50,003)
Inventories, net	$984,886	$1,050,838

    Ciena has been expanding its manufacturing capacity and had been accumulating raw materials inventory of components that are available, in some cases with expanded lead times, in an effort to prepare Ciena to produce finished goods more quickly upon the easing of supply constraints for certain common components. During the first quarter of fiscal 2024 Ciena reduced its raw materials inventory of components due to the consumption of raw materials in excess of purchases. The increase in finished goods inventories resulted primarily from planned fulfillment of customer advance orders for which some deliveries have been rescheduled outside of the first quarter of fiscal 2024.

Ciena makes estimates about future customer demand for its products when establishing the appropriate reserve for excess and obsolete inventory. For the periods presented, future demand was calculated using both customer backlog and future forecasted sales. Generally, Ciena’s customers may cancel or change their orders with limited advance notice, or they may decide not to accept its products and services, although instances of both cancellation and non-acceptance are rare. Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand, which are affected by changes in Ciena’s strategic direction, discontinuance of a product or introduction of newer versions of products, declines in the sales of or forecasted demand for certain products, and general market conditions. During the first three months of fiscal 2024, Ciena recorded a provision for inventory excess and obsolescence of $10.4 million, primarily related to a decrease in the forecasted demand for certain Networking Platforms products. Deductions from the provision for excess and obsolete inventory relate primarily to disposal activities.

(10) PREPAID EXPENSES AND OTHER
As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	January 27, 2024	October 28, 2023
Contract assets for unbilled accounts receivable, net	$151,572	$150,312
Prepaid VAT and other taxes	87,965	96,724
Prepaid expenses	60,495	58,954
Product demonstration equipment, net	40,294	40,682
Capitalized contract acquisition costs	20,824	23,326
Other non-trade receivables	20,910	33,408
Derivative Assets	3,020	1,118
Deferred deployment expense	2,113	1,170
	$387,193	$405,694

Depreciation of product demonstration equipment was $1.9 million during both the first three months of fiscal 2024 and fiscal 2023.

For further discussion on contract assets and capitalized contract acquisition costs, see Note 3 above.

(11) OTHER BALANCE SHEET DETAILS
As of the dates indicated, accrued liabilities and other short-term obligations are comprised of the following (in thousands):

	January 27, 2024	October 28, 2023
Compensation, payroll related tax and benefits	$93,937	$159,530
Warranty	56,400	57,089
Vacation	29,700	29,503
Interest payable	8,856	4,514
Income taxes payable	8,153	16,341
Foreign currency forward contracts	6,184	14,509
Finance lease liabilities	4,169	3,953
Other	122,511	145,980
	$329,910	$431,419

The following table summarizes the activity in Ciena’s accrued warranty for the periods indicated (in thousands):

	Beginning Balance	Current Period Provisions	Settlements	Ending Balance
Three Months Ended January 28, 2023	$45,503	8,230	(5,190)	$48,543
Three Months Ended January 27, 2024	$57,089	4,841	(5,530)	$56,400

As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	January 27, 2024	October 28, 2023
Products	$24,415	$28,353
Services	218,855	200,107
Total deferred revenue	243,270	228,460
Less current portion	(166,714)	(154,419)
Long-term deferred revenue	$76,556	$74,041

(12) DERIVATIVE INSTRUMENTS

Foreign Currency Derivatives

Ciena conducts business globally in numerous currencies, and thus is exposed to adverse foreign currency exchange rate changes. To limit this exposure, Ciena enters into foreign currency contracts. Ciena does not enter into such contracts for speculative purposes.

As of January 27, 2024 and October 28, 2023, Ciena had forward contracts to hedge its foreign exchange exposure in order to reduce variability in certain currencies for expenses principally related to research and development activities. The notional amount of these contracts was approximately $349.5 million and $367.3 million as of January 27, 2024 and October 28, 2023, respectively. These foreign exchange contracts have maturities of 24 months or less and have been designated as cash flow hedges.

As of January 27, 2024 and October 28, 2023, Ciena had forward contracts designated as net investment hedges to minimize the effect of foreign exchange rate movements on its net investments in foreign operations. The notional amount of these contracts was approximately $48.1 million and $48.0 million as of January 27, 2024 and October 28, 2023, respectively. These foreign exchange contracts have maturities of 24 months or less and have been designated as net investment hedges.

As of January 27, 2024 and October 28, 2023, Ciena had forward contracts in place to hedge its foreign exchange exposure in order to reduce the variability in various currencies of certain balance sheet items. The notional amount of these contracts was approximately $190.8 million and $226.3 million as of January 27, 2024 and October 28, 2023, respectively. These foreign exchange contracts have maturities of 12 months or less and have not been designated as hedges for accounting purposes.

Interest Rate Derivatives

Ciena is exposed to floating rates of interest on its term loan borrowings (see Note 13 below) and has hedged such risk by entering into floating-to-fixed interest rate swap arrangements.

In April 2022, Ciena entered into forward starting interest rate swaps to fix the Secured Overnight Financing Rate (“SOFR”) for the first $350.0 million of its floating rate debt at 2.968% from September 2023 through September 2025 (“2025 interest rate swaps”). The total notional amount of the 2025 interest swaps was $350.0 million as of January 27, 2024.

In January 2023, Ciena entered into interest rate swaps to fix SOFR for an additional $350.0 million of its floating rate debt at 3.47% through January 2028 (“2028 interest rate swaps”). The total notional amount of these interest rate swaps in effect as of January 27, 2024 was $350.0 million.

In December 2023, Ciena entered into forward starting interest rate swaps to fix SOFR for an additional $350.0 million of its floating rate debt at 3.287% from September 2025 through December 2028 (“2028 forward starting interest rate swaps”). The total notional amount of the 2028 forward starting interest rate swaps effective September 2025 was $350.0 million as of January 27, 2024.

Ciena expects the variable rate payments to be received under the terms of these interest rate swaps to offset exactly the forecasted variable rate payments on the equivalent notional amount of the 2030 New Term Loan (as defined in Note 13 below). These derivative contracts have been designated as cash flow hedges.

Other information regarding Ciena’s derivatives is immaterial for separate financial statement presentation. See Note 5 and Note 8 above.

(13) SHORT-TERM AND LONG-TERM DEBT

Outstanding Term Loan Payable

2030 New Term Loan

On October 24, 2023, Ciena entered into an Incremental Amendment Agreement to its Credit Agreement to which Ciena incurred a new tranche of senior secured term loans in an aggregate principal amount of $1.2 billion maturing on October 24, 2030 (the “2030 New Term Loan”) and a new senior secured revolving credit facility of $300.0 million (the “Revolving Credit Facility”). The 2030 New Term Loan requires Ciena to make installment payments of $2.9 million quarterly, or $11.7 million annually, with the remaining balance payable at maturity.

The net carrying value of the 2030 New Term Loan was comprised of the following as of the date indicated (in thousands):

	January 27, 2024				October 28, 2023
	Principal Balance	Unamortized Discount	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
2030 New Term Loan	$1,170,000	$(4,934)	$(6,157)	$1,158,909	$1,159,371

Deferred debt issuance costs that were deducted from the carrying amount of the 2030 New Term Loan totaled $6.2 million as of January 27, 2024 and $5.5 million at October 28, 2023. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the 2030 New Term Loan. The amortization of deferred debt issuance costs for the 2030 New Term Loan is included in interest expense and was approximately $0.2 million during the first three months of fiscal 2024.

As of January 27, 2024, the estimated fair value of the 2030 New Term Loan was $1.2 billion. The 2030 New Term Loan is categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its 2030 New Term Loan using a market approach based on observable inputs, such as current market transactions involving comparable securities.

Refinanced Term Loans

The proceeds of the 2030 New Term Loan, net of original issuance discount, was used to repay in full $1.2 billion of outstanding principal of the 2025 Term Loan (as defined below) and the 2030 Term Loan (as defined below), together the Refinanced Term Loans, including accrued interest.

2025 Term Loan

On January 19, 2023, pursuant to the Incremental Agreement (as defined below) to the Credit Agreement, the Credit Agreement was amended to replace LIBOR with SOFR for Ciena’s senior secured term loan maturing on September 28, 2025 (the “2025 Term Loan”) in response to pending impact of FASB Accounting Standards Codification 848, Reference Rate Reform. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate method, through the maturity of the 2025 Term Loan. The amortization of deferred debt issuance costs for the 2025 Term Loan is included in interest expense, and was $0.2 million for the first three months of fiscal 2023.

2030 Term Loan

On January 19, 2023, Ciena entered into an Incremental Joinder and Amendment Agreement (the “Incremental Agreement”) to its Credit Agreement, dated July 15, 2014, as amended, by and among Ciena, the lenders party thereto and Bank of America, N.A., as administrative agent, pursuant to which Ciena incurred a new tranche of senior secured term loans in an aggregate principal amount of $500.0 million and maturing on January 19, 2030 (the “2030 Term Loan”). Net of original issue discount and debt issuance costs, the $492.5 million in proceeds from the 2030 Term Loan were used for general corporate purposes. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate method, through the maturity of the 2030 Term Loan. The amortization of deferred debt issuance costs for the 2030 Term Loan is included in interest expense, and was nominal for the first three months of fiscal 2023.

Outstanding Senior Notes Payable

2030 Notes

On January 18, 2022, Ciena entered into an indenture among Ciena, as issuer, certain domestic subsidiaries of Ciena, as guarantors, and U.S. Bank National Association, as trustee, pursuant to which Ciena issued $400.0 million in aggregate principal amount of 4.00% fixed-rate senior notes due 2030 (the “2030 Notes”).

The net carrying value of the 2030 Notes was comprised of the following as of the dates indicated (in thousands):

	January 27, 2024			October 28, 2023
	Principal Balance	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
2030 Notes	$400,000	$(4,091)	$395,909	$395,735

Deferred debt issuance costs that were deducted from the carrying amount of the 2030 Notes totaled $4.1 million as of January 27, 2024 and $4.3 million as of October 28, 2023. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the 2030 Notes. The amortization of deferred debt issuance costs for the 2030 Notes is included in interest expense, and was approximately $0.2 million during both the first three months of fiscal 2024 and fiscal 2023.

As of January 27, 2024, the estimated fair value of the 2030 Notes was $363.5 million. The 2030 Notes are categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its 2030 Notes using a market approach based on observable inputs, such as current market transactions involving comparable securities.

(14) ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income (“AOCI”), net of tax, for the three months ended January 27, 2024 (in thousands):

	Unrealized Gain (Loss) on
	Available-for-sale Securities	Foreign Currency Forward Contracts	Interest Rate Swaps	Cumulative Translation Adjustment	Total
Balance at October 28, 2023	$(372)	$(8,156)	$18,962	$(48,201)	$(37,767)
Other comprehensive gain (loss) before reclassifications	895	6,448	(5,592)	14,323	16,074
Amounts reclassified from AOCI	—	708	(3,882)	—	(3,174)
Balance at January 27, 2024	$523	$(1,000)	$9,488	$(33,878)	$(24,867)

The following table summarizes the changes in AOCI, net of tax, for the three months ended January 28, 2023 (in thousands):

	Unrealized Gain (Loss) on
	Available-for-sale Securities	Foreign Currency Forward Contracts	Interest Rate Swaps	Cumulative Translation Adjustment	Total
Balance at October 29, 2022	$(2,965)	$(10,197)	$9,397	$(42,880)	$(46,645)
Other comprehensive gain (loss) before reclassifications	1,050	7,630	(4,226)	15,979	20,433
Amounts reclassified from AOCI	—	(2,288)	(799)	—	(3,087)
Balance at January 28, 2023	$(1,915)	$(4,855)	$4,372	$(26,901)	$(29,299)

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

(15) EARNINGS PER SHARE CALCULATION

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
The following table presents the calculation of Basic and Diluted EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended
	January 27,	January 28,
	2024	2023
Net income	$49,547	$76,241
Basic weighted average shares outstanding	145,291	149,081
Effect of dilutive potential common shares	557	470
Diluted weighted average shares	145,848	149,551
Basic EPS	$0.34	$0.51
Diluted EPS	$0.34	$0.51
Antidilutive employee share-based awards, excluded	2,491	2,768

(16) STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On December 9, 2021, Ciena announced that its Board of Directors authorized a program to repurchase up to $1.0 billion of its common stock.

During the first three months of fiscal 2024, Ciena repurchased an additional 0.7 million shares of its common stock for an aggregate purchase price of $32.0 million at an average price of $46.30 per share. As of January 27, 2024, Ciena (i) has repurchased 14.8 million shares for an aggregate purchase price of $782.0 million at an average price of $52.85 per share and (ii) has an aggregate of $218.0 million authorized and remaining under its stock repurchase program.

The purchase price for the shares of Ciena’s stock repurchased is reflected as a reduction of common stock and additional paid-in capital.

Stock Repurchases Related to Stock Unit Award Tax Withholdings
Ciena repurchases shares of its common stock to satisfy employee tax withholding obligations due on vesting of stock unit awards. The related purchase price of $10.1 million for the shares of Ciena’s stock repurchased during the first three months of fiscal 2024 is reflected as a reduction to stockholders’ equity. Ciena is required to allocate the purchase price of the repurchased shares as a reduction of common stock and additional paid-in capital.

(17) SHARE-BASED COMPENSATION EXPENSE

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended
	January 27,	January 28,
	2024	2023
Products	$1,318	$1,051
Services	3,020	2,297
Share-based compensation expense included in cost of goods sold	4,338	3,348
Research and development	12,880	9,234
Selling and marketing	10,305	8,424
General and administrative	10,079	9,468
Share-based compensation expense included in operating expense	33,264	27,126
Share-based compensation expense capitalized in inventory, net	225	38
Total share-based compensation expense	$37,827	$30,512

As of January 27, 2024, total unrecognized share-based compensation expense was approximately $333.9 million, which relates to unvested stock unit awards and is expected to be recognized over a weighted-average period of 1.56 years.

(18) SEGMENTS AND ENTITY-WIDE DISCLOSURES
Segment Reporting
Ciena has the following operating segments for reporting purposes: (i) Networking Platforms; (ii) Platform Software and Services; (iii) Blue Planet Automation Software and Services; and (iv) Global Services.
Ciena's long-lived assets, including equipment, building, furniture and fixtures, right-of-use (“ROU”) assets, finite-lived intangible assets, and maintenance spares, are not reviewed by Ciena's chief operating decision maker for purposes of evaluating performance and allocating resources. As of January 27, 2024, equipment, building, furniture and fixtures, net, totaled $280.4 million, and operating ROU assets totaled $35.7 million both of which support asset groups within Ciena’s four operating segments and unallocated selling and general and administrative activities. As of January 27, 2024, finite-lived intangible assets, goodwill, and maintenance spares are assigned to asset groups within the following segments (in thousands):

	January 27, 2024
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Other intangible assets, net	$181,155	—	14,527	—	$195,682
Goodwill	$199,844	156,191	89,049	—	$445,084
Maintenance spares, net	$—	—	—	56,266	$56,266

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
The table below sets forth Ciena’s segment profit (loss) and the reconciliation to net income for the periods indicated (in thousands):

	Quarter Ended
	January 27,	January 28,
	2024	2023
Segment profit (loss):
Networking Platforms	$183,775	$202,147
Platform Software and Services	58,004	45,650
Blue Planet Automation Software and Services	(7,069)	(11,059)
Global Services	44,983	37,478
Total segment profit	279,693	274,216
Less: Non-performance operating expenses
Selling and marketing	128,158	123,807
General and administrative	54,683	50,896
Significant asset impairments and restructuring costs	4,971	4,298
Amortization of intangible assets	7,252	7,441
Acquisition and integration costs	—	2,558
Add: Other non-performance financial items
Interest and other income, net	10,650	31,973
Interest expense	(23,776)	(15,870)
Less: Provision for income taxes	21,956	25,078
Net income	$49,547	$76,241

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

	January 27, 2024	October 28, 2023
Canada	$230,712	$229,707
United States	47,231	46,933
Other International	38,093	38,647
Total	$316,036	$315,287

(19) COMMITMENTS AND CONTINGENCIES

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
Purchase Order Obligations

Ciena has certain advanced orders for supply of certain long lead time components. As of January 27, 2024, Ciena had $1.9 billion in outstanding purchase order commitments to contract manufacturers and component suppliers for inventory. In certain instances, Ciena is permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of this amount relates to firm, non-cancelable and unconditional obligations.

(20) SUBSEQUENT EVENTS

Stock Repurchase Program
From the end of the first quarter of fiscal 2024 through March 1, 2024, Ciena repurchased an additional 0.3 million shares of its common stock for an aggregate purchase price of $19.2 million at an average price of $55.44 per share, inclusive of repurchases pending settlement. As of March 1, 2024, Ciena has repurchased an aggregate of 15.1 million shares and has an aggregate of $198.8 million of authorized funds remaining under its stock repurchase program.

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

For a discussion identifying some of the important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this report. For a more complete understanding of the risks associated with an investment in our securities, you should review these factors and the rest of this report in combination with the more detailed description of our business and management’s discussion and analysis of financial condition and risk factors described in our Annual Report on Form 10-K for the fiscal year ended October 28, 2023, which we filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2023 (our “2023 Annual Report”). However, we operate in a very competitive and dynamic environment and new risks and uncertainties emerge, are identified or become apparent from time to time and therefore may not be identified in this report. We cannot predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. You should be aware that the forward-looking statements contained in this report are based on our current views and assumptions. We undertake no obligation to revise or to update any forward-looking statements made in this report to reflect events or circumstances after the date hereof or to reflect new information or the occurrence of unanticipated events, except as required by law. The forward-looking statements in this report are intended to be subject to protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Unless the context requires otherwise, references in this report to “Ciena,” the “Company,” “we,” “us,” and “our” refer to Ciena Corporation and its consolidated subsidiaries.

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide an understanding of Ciena’s financial condition, results of operations, and cash flows, and should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes thereto included in Item 1 of Part I of this report and in Item 8 of Part II of our 2023 Annual Report.

We are a network platform, software, and services company, providing solutions that enable a wide range of network operators to deploy and manage next-generation networks that deliver services to businesses and consumers. We provide hardware, software, and services that support the delivery of video, data, and voice traffic over core, metro, aggregation, and access communications networks. Our solutions are used globally by communications service providers, cable and multiservice operators, cloud providers, submarine network operators, governments, and enterprises across multiple industry verticals. Our portfolio is designed to enable the Adaptive Network, which is our vision for a network end state that leverages a programmable and scalable network infrastructure, driven by software control and automation capabilities, that is informed by analytics and intelligence. Our solutions include Networking Platforms, including our Optical Networking and Routing and Switching portfolios, which can be applied from the network core to end-user access points, and which allow network operators to scale capacity, increase transmission speeds, allocate traffic efficiently and adapt dynamically to changing end-user service demands. To complement our Networking Platforms, we offer Platform Software, which includes our Navigator Network Control SuiteTM (“Navigator NCS”), which we previously referred to as Manage, Control, and Plan (MCP), applications that deliver advanced multi-layer domain control and operations. Through our Blue Planet Software, we also enable complete service lifecycle management automation with productized operational support systems (OSS), which include inventory, orchestration and assurance solutions that help our customers to achieve closed loop automation across multi-vendor and multi-domain environments.

Order Volumes

From the second quarter of fiscal 2021 through the third quarter of fiscal 2022, we received an unprecedented volume of orders for our products and services, which significantly exceeded our revenue and historical order volumes. We believe some portion of these large orders reflected customer acceleration of future orders due to a constrained supply environment, as well as orders which were delayed due to the dynamics of the COVID-19 pandemic. Our order volumes began to moderate in the fourth quarter of fiscal 2022, and we experienced order levels below revenue during fiscal 2023 and the first quarter of fiscal 2024, particularly from our communications service provider customers. Our expected return to more typical order patterns with our service provider customers in fiscal 2024 is taking longer than anticipated. We believe this is, in part, due to service providers in North America working through relatively high levels of inventory previously acquired, which has been made more difficult due to challenges installing and deploying equipment, including site readiness and access to fiber or other resources. In addition, in certain international geographies, we believe that caution driven by macroecononic concerns and market-specific issues are contributing to lower-than-expected order volumes from service providers. We expect these dynamics with our service provider customers to persist for the next few quarters. Notwithstanding these near-term impacts, we continue to believe that certain trends and shifts in business and consumer behaviors, including enterprise and consumer cloud network adoption, 5G, high-definition video, generative AI, and network operator focus on resilience and automation, represent positive, long-term drivers of bandwidth demand and long-term opportunities for our business.

Backlog and Order Delivery Timing

Historically, a meaningful portion of our quarterly revenue was generated from customer orders received during that same quarter (which we refer to as “book to revenue”) and was therefore less predictable and subject to fluctuation. As a result of elevated order volumes during portions of fiscal 2021 and fiscal 2022, however, our backlog grew from $1.2 billion at the end of fiscal 2020 to $4.2 billion at the end of fiscal 2022. Accordingly, our revenue in recent fiscal years has been more significantly impacted by factors including availability of supply and customer delivery deferrals, as we converted our existing backlog to revenue. As supply chain conditions have improved, and we have been able to increase shipment volumes and reduce lead times, our backlog decreased to $2.2 billion as of the end of the first quarter of fiscal 2024. We expect our backlog to continue to reduce during fiscal 2024 as supply chain conditions continue to improve and customers place fewer advanced orders. As that happens, we expect that our reliance upon securing quarterly book to revenue orders will grow, and that increased orders and a return to a more typical composition of our quarterly revenue will be a critical element of any future revenue growth.

The timing and degree to which we fulfill our backlog will have a significant impact on our revenue and can be affected by factors outside of our control, including customer readiness and willingness to receive shipment against existing orders. During fiscal 2023 and the first quarter of fiscal 2024, certain customers, including communications service providers and cable and multiservice operators in North America, that had earlier placed significant advanced orders, rescheduled deliveries for a portion of such orders. We believe that this was the result of a number of factors, including the rapid improvement in our delivery lead times as supply chain conditions improved and their capital expenditure and inventory levels. Accordingly, our results for a particular period can be difficult to predict. As a result of these and other factors, the timing of our fulfillment of backlog could cause some volatility in our results of operations and our backlog should not necessarily be viewed as an accurate indicator of revenue for any particular period.

For additional information regarding our business, industry, market opportunity, competitive landscape, and strategy, see our 2023 Annual Report.

Consolidated Results of Operations

Operating Segments

Our results of operations are presented based on the following operating segments: (i) Networking Platforms; (ii) Platform Software and Services; (iii) Blue Planet Automation Software and Services; and (iv) Global Services. See Note 3 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Revenue
Revenue and Currency Fluctuations
As a result of the reduction in orders relative to revenue described under “Overview” above, our revenue declined by 1.8% in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023. In addition, during the first quarter of fiscal 2024, approximately 14.3% of our revenue was non-U.S. Dollar-denominated primarily including sales in Euros, Canadian Dollars, and British Pounds. During the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023, the U.S. Dollar primarily weakened against these currencies. Consequently, our revenue reported in U.S. Dollars slightly increased by approximately $3.4 million, or 0.3%, as compared to the first quarter of fiscal 2023, as a result of foreign exchange rates.
Operating Segment Revenue
The table below sets forth the changes in our operating segment revenue for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	January 27, 2024	January 28, 2023	%*
Revenue:
Networking Platforms
Optical Networking	$695,849	$735,634	(5.4)%
%**	67.1%	69.6%
Routing and Switching	111,387	119,505	(6.8)%
%**	10.7%	11.3%
Total Networking Platforms	807,236	855,139	(5.6)%
%**	77.8%	80.9%

Platform Software and Services	89,745	73,445	22.2%
%**	8.6%	6.9%

Blue Planet Automation Software and Services	13,942	15,405	(9.5)%
%**	1.4%	1.5%

Global Services
Maintenance Support and Training	74,115	67,891	9.2%
%**	7.1%	6.4%
Installation and Deployment	42,723	34,575	23.6%
%**	4.1%	3.3%
Consulting and Network Design	9,948	10,066	(1.2)%
%**	1.0%	1.0%
Total Global Services	126,786	112,532	12.7%
%**	12.2%	10.7%

Total revenue	$1,037,709	$1,056,521	(1.8)%
_____________________________
*    Denotes % change from fiscal 2023 to fiscal 2024
**     Denotes % of total revenue

Quarter ended January 27, 2024 as compared to the quarter ended January 28, 2023
•Networking Platforms segment revenue decreased by $47.9 million, reflecting product line sales decreases of $39.8 million of our Optical Networking products and $8.1 million of our Routing and Switching products.
◦Optical Networking sales decreased, primarily reflecting a sales decrease of $178.6 million of our 6500 Packet-Optical Platform, primarily to communications service providers. This sales decrease was partially offset by sales increases of $73.5 million of our 6500 Reconfigurable Line System (RLS) products and $64.5 million of our Waveserver® modular interconnect system, both primarily to cloud providers.

•Routing and Switching sales decreased, primarily reflecting a sales decrease of $29.8 million of our virtualization software primarily to communications service providers, partially offset by sales increases of $11.0 million of our 3000 and 5000 families of service delivery and aggregation switches, primarily to cable and multiservice operators, $5.6 million of our platform independent software and $5.3 million of our 8100 Coherent IP networking platforms, both primarily to communications service providers.
•Platform Software and Services segment revenue increased by $16.3 million, reflecting sales increases of $8.8 million of our software platforms and $7.5 million in our software maintenance services, both primarily for our Navigator NCS software platform.
•Blue Planet Automation Software and Services segment revenue decreased by $1.5 million reflecting a sales decrease of $2.8 million in software platforms, partially offset by a sales increase of $1.3 million in professional software services, both primarily to communications service providers.
•Global Services segment revenue increased by $14.3 million, primarily reflecting sales increases of $8.1 million of our installation and deployment services and $6.2 million of our maintenance support and training.

Revenue by Geographic Region

Our operating segments engage in business and operations across three geographic regions: the United States, Canada, the Caribbean and Latin America (“Americas”); Europe, Middle East and Africa (“EMEA”); and Asia Pacific, Japan and India (“APAC”). The geographic distribution of our revenue can fluctuate significantly from period to period, and the timing of revenue recognition for large network projects, particularly outside of the United States, can result in large variations in geographic revenue results in any particular period. The decrease in our Americas region revenue for the quarter ended January 27, 2024 was primarily driven by decreased sales in Canada and the United States. The decrease in our APAC region revenue for the quarter ended January 27, 2024 was primarily driven by decreased sales in India. The increase in our EMEA region revenue for the quarter ended January 27, 2024 was primarily driven by increased sales in the Netherlands.

The following table reflects our geographic distribution of revenue, principally based on the relevant location for our delivery of products and performance of services. The table sets forth the changes in geographic distribution of revenue for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	January 27, 2024	January 28, 2023	%*
Americas	$718,198	$765,096	(6.1)%
%**	69.2%	72.4%
EMEA	207,413	152,804	35.7%
%**	20.0%	14.5%
APAC	112,098	138,621	(19.1)%
%**	10.8%	13.1%
Total	$1,037,709	$1,056,521	(1.8)%
_____________________________________
*    Denotes % change from fiscal 2023 to fiscal 2024
**     Denotes % of total revenue

Quarter ended January 27, 2024 as compared to the quarter ended January 28, 2023
•Americas revenue decreased by $46.9 million, primarily reflecting sales decreases of $59.7 million within our Networking Platforms segment and $1.4 million within our Blue Planet Automation Software and Services segment, partially offset by sales increases of $8.8 million within our Platform Software and Services segment and $5.3 million within our Global Services segment. The decrease within our Networking Platforms segment reflects product line sales decreases of $42.3 million of our Optical Networking products and $17.4 million of our Routing and Switching products. The decrease within our Optical Networking product line was primarily related to a sales decrease of $136.1 million of our 6500 Packet-Optical Platform, primarily to communication service providers. This decrease was partially offset by sales increases of $55.8 million of our 6500 RLS products, primarily to cloud providers, and $39.7 million of our Waveserver® modular interconnect system, primarily to cloud providers and communication service providers. The decrease within our Routing and Switching product line primarily reflects a sales decrease of $29.8 million of our virtualization software, primarily to communications service providers.
•EMEA revenue increased by $54.6 million, primarily reflecting sales increases of $42.5 million within our
Networking Platforms segment, $7.1 million within our Global Services segment and $5.4 million within our Platform Software and Services segment. The increase within our Networking Platforms segment primarily reflects product line sales increases of $36.8 million of our Optical Networking product line, primarily related to a sales increase of $24.8 million of our Waveserver® modular interconnect system, primarily to cloud providers.
•APAC revenue decreased by $26.5 million, primarily reflecting a sales decrease of $30.7 million within our
Networking Platforms segment, partially offset by increased sales of $2.1 million within our Platform Software and Services segment and $1.8 million within our Global Services segment. The decrease within our Networking Platforms segment primarily reflects a product line sales decrease of $34.3 million of Optical Networking products, which primarily reflects a sales decrease of $40.5 million of our 6500 Packet-Optical Platform, primarily to communication service providers.

Cost of Goods Sold and Gross Profit

There are a number of important factors or conditions that can adversely affect or cause our gross profit as a percentage of product or service revenue, or “gross margin,” to fluctuate on a quarterly basis. For example, early stages of new network builds also often include an increased concentration of lower margin “common” equipment, photonics sales, and installation services, with the intent to improve margin as we sell channel cards and maintenance services to customers as they add capacity. The component elements that comprise our product cost of goods sold and services cost of goods sold, and certain factors that can cause gross margin to fluctuate, are described in detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of our 2023 Annual Report.

The tables below set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	January 27, 2024	January 28, 2023	%*
Total revenue	$1,037,709	$1,056,521	(1.8)%
Total cost of goods sold	570,747	600,575	(5.0)%
Gross profit	$466,962	$455,946	2.4%
%**	45.0%	43.2%
_____________________________________
*    Denotes % change from fiscal 2023 to fiscal 2024
**     Denotes % of total revenue

	Quarter Ended
	January 27, 2024	January 28, 2023	%*
Product revenue	$835,777	$877,715	(4.8)%
Product cost of goods sold	466,472	500,337	(6.8)%
Product gross profit	$369,305	$377,378	(2.1)%
%**	44.2%	43.0%
_____________________________________
*    Denotes % change from fiscal 2023 to fiscal 2024
**     Denotes % of product revenue

	Quarter Ended
	January 27, 2024	January 28, 2023	%*
Services revenue	$201,932	$178,806	12.9%
Services cost of goods sold	104,275	100,238	4.0%
Services gross profit	$97,657	$78,568	24.3%
% **	48.4%	43.9%
_____________________________________
*    Denotes % change from fiscal 2023 to fiscal 2024
**     Denotes % of services revenue

Quarter ended January 27, 2024 as compared to the quarter ended January 28, 2023
•Gross profit increased by $11.0 million. Gross margin increased by 180 basis points, primarily due to reduced component costs and improved margins on Blue Planet software services, partially offset by a higher concentration of lower margin product mix.
•Gross profit on products decreased by $8.1 million. Product gross margin increased by 120 basis points, primarily due to reduced component costs and higher software sales, partially offset by a higher concentration of lower margin product mix and higher inventory excess and obsolescence costs.
•Gross profit on services increased by $19.1 million. Gross margin increased by 450 basis points, primarily due to improved margins on Blue Planet software services due to improved efficiencies on delivery. Additionally, margins on deployment services increased due to increased revenue and efficiencies reducing costs.

Operating Expense
Currency Fluctuations
Approximately 48.0% of our operating expense was non-U.S. Dollar-denominated during the first quarter of fiscal 2024, including expenses in Canadian Dollars, Indian Rupees, and Euros. During the first quarter of fiscal 2024, as compared to the first quarter of fiscal 2023, the U.S. Dollar fluctuated against these currencies. Consequently, our operating expense, net of hedging, reported in U.S. Dollars, was adversely affected by approximately $0.9 million, or 0.2%.
The component elements that comprise each of our operating expense categories in the table below are set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2023 Annual Report. The table below sets forth the changes in operating expense for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	January 27, 2024	January 28, 2023	%*
Research and development	$187,269	$181,730	3.0%
%**	18.0%	17.2%
Selling and marketing	128,158	123,807	3.5%
%**	12.3%	11.7%
General and administrative	54,683	50,896	7.4%
%**	5.3%	4.8%
Significant asset impairments and restructuring costs	4,971	4,298	15.7%
%**	0.5%	0.4%
Amortization of intangible assets	7,252	7,441	(2.5)%
%**	0.7%	0.7%
Acquisition and integration costs	—	2,558	(100.0)%
%**	—%	0.2%
Total operating expenses	$382,333	$370,730	3.1%
%**	36.8%	35.1%
_____________________________________
*    Denotes % change from fiscal 2023 to fiscal 2024

**     Denotes % of total revenue

Quarter ended January 27, 2024 as compared to the quarter ended January 28, 2023
•Research and development expense increased by $5.5 million. This increase primarily reflects increases in employee headcount and related compensation costs, partially offset by decreased professional services related to design engineering, fabrication and production of ASIC chips.

•Selling and marketing expense increased by $4.4 million. This increase primarily reflects increases in employee-related compensation costs.
•General and administrative expense increased by $3.8 million. This increase primarily reflects increases in employee-related compensation costs and bad debt expense, partially offset by decreased costs for professional services.
•Significant asset impairments and restructuring costs reflects actions that we have taken with respect to our operations, global workforce, and facilities as part of a business optimization strategy to improve gross margin, constrain operating expense, redesign certain business processes, and restructure real estate facilities.
•Amortization of intangible assets remained relatively unchanged.
•Acquisition and integration costs in the first quarter of fiscal 2023 reflect financial, legal, and accounting advisors and employee-related costs related to our acquisitions of Benu Networks, Inc. (“Benu”) and Tibit Communications, Inc. (“Tibit”) during the first quarter of fiscal 2023.

Other Items
The table below sets forth the changes in other items for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	January 27, 2024	January 28, 2023	%*
Interest and other income, net	$10,650	$31,973	(66.7)%
%**	1.0%	3.0%
Interest expense	$23,776	$15,870	49.8%
%**	2.3%	1.5%
Provision for income taxes	$21,956	$25,078	(12.4)%
%**	2.1%	2.4%
_____________________________________
*    Denotes % change from fiscal 2023 to fiscal 2024
**     Denotes % of total revenue

Quarter ended January 27, 2024 as compared to the quarter ended January 28, 2023
•Interest and other income, net decreased by $21.3 million, primarily resulting from the remeasurement of our previously held investment in Tibit to fair value, which resulted in a gain on our cost method equity investment of $26.5 million in the first quarter of fiscal 2023, partially offset by higher interest income on our investments.
•Interest expense increased by $7.9 million, primarily due to higher interest rates on our floating rate debt, net of hedging activity. For more information on our short-term and long-term debt, see Note 13 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
•Provision for income taxes decreased by $3.1 million, primarily due to the effect of research and development expenditures and tax credits. The effective tax rate for the first quarter of fiscal 2024 was higher than the effective tax rate for the first quarter of fiscal 2023, primarily due to the tax benefit of a gain on our cost method equity investment in the first quarter of fiscal 2023.

Segment Profit (Loss)

The table below sets forth the changes in our segment profit (loss) for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	January 27, 2024	January 28, 2023	%*
Segment profit (loss):
Networking Platforms	$183,775	$202,147	(9.1)%
Platform Software and Services	$58,004	$45,650	27.1%
Blue Planet Automation Software and Services	$(7,069)	$(11,059)	36.1%
Global Services	$44,983	$37,478	20.0%
_____________________________________
*    Denotes % change from fiscal 2023 to fiscal 2024

Quarter ended January 27, 2024 as compared to the quarter ended January 28, 2023

•Networking Platforms segment profit decreased by $18.4 million, primarily due to lower product sales volume and increased research and development costs, offset by slightly higher gross margin as described above.
•Platform Software and Services segment profit increased by $12.4 million, primarily due to higher sales volume as described above, partially offset by increased research and development costs.
•Blue Planet Automation Software and Services segment loss decreased by $4.0 million, primarily due to improved margins on software services as described above, partially offset by lower sales volume as described above.
•Global Services segment profit increased by $7.5 million, primarily due to higher sales volume and improved margins as described above.

Liquidity and Capital Resources
Overview. For the three months ended January 27, 2024, we generated $266.1 million of cash in operating activities. Net income (adjusted for non-cash charges) provided approximately $136.1 million of cash and working capital provided approximately $130.0 million of cash. For additional details, see “Cash Provided By Operating Activities” below.

Cash, cash equivalents and investments increased by $225.6 million during the first three months of fiscal 2024. Cash from operations was partially offset by the following: (i) cash used for stock repurchases under our stock repurchase program of $38.2 million; (ii) cash used to fund our investing activities for capital expenditures totaling $16.6 million; and (iii) stock repurchases on vesting of our stock unit awards to employees relating to tax withholding of $10.1 million. In addition to cash provided by operating activities, proceeds from the issuance of equity under our employee stock purchase plan provided $16.9 million in cash during the three months ended January 27, 2024.
The following table sets forth changes in our cash, cash equivalents and investments in marketable debt securities for the periods indicated (in thousands):

	January 27, 2024	October 28, 2023	Increase (decrease)
Cash and cash equivalents	$1,264,751	$1,010,618	$254,133
Short-term investments in marketable debt securities	106,678	104,753	1,925
Long-term investments in marketable debt securities	103,862	134,278	(30,416)
Total cash, cash equivalents, and investments in marketable debt securities	$1,475,291	$1,249,649	$225,642

Principal Sources of Liquidity. Our principal sources of liquidity on hand include our cash, cash equivalents, and investments, which, as of January 27, 2024 totaled $1.5 billion, as well as the unused portion of the Revolving Credit Facility, to which we and certain of our subsidiaries are parties. The Revolving Credit Facility provides for a total commitment of $300.0 million with a maturity date of October 24, 2028. We principally use the Revolving Credit Facility to support the issuance of letters of credit that arise in the ordinary course of our business and for general corporate purposes. As of

January 27, 2024, letters of credit totaling $70.6 million were issued under the Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility as of January 27, 2024.

Foreign Liquidity. The amount of cash, cash equivalents and short-term investments held by our foreign subsidiaries was $214.6 million as of January 27, 2024. Approximately $93.0 million of future cash generated from these foreign subsidiaries is expected to be repatriated with any remaining amount continuing to be indefinitely reinvested. A deferred tax liability related to the expected repatriation amount was accrued in fiscal 2023. There are no other significant temporary differences related to our investment in the foreign subsidiaries for which a deferred tax liability has not been recognized.
Stock Repurchase Authorization. On December 9, 2021, we announced that our Board of Directors authorized a program to repurchase up to $1.0 billion of our common stock, which replaced in its entirety the previous stock repurchase program authorized in fiscal 2019. During the first quarter of fiscal 2024, we repurchased an additional $32.0 million of our common stock under the stock repurchase program, and $218.0 million remained under the current repurchase authorization as of January 27, 2024. The amount and timing of any further repurchases under our stock repurchase program are subject to a variety of factors including liquidity, cash flow, stock price, and general business and market conditions. The program may be modified, suspended, or discontinued at any time. See Note 16 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
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
Cash Provided By Operating Activities
The following sections set forth the components of our $266.1 million of cash provided by operating activities during the first three months of fiscal 2024:
Net income (adjusted for non-cash charges)
The following table sets forth our net income (adjusted for non-cash charges) during the period (in thousands):

Three Months Ended
January 27, 2024
Net income	$49,547
Adjustments for non-cash charges:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	22,808
Share-based compensation expenses	37,827
Amortization of intangible assets	10,016
Deferred taxes	(4,368)
Provision for inventory excess and obsolescence	10,350
Provision for warranty	4,841
Other	5,051
Net income (adjusted for non-cash charges)	$136,072

Working Capital
We provided $130.0 million of cash for working capital during the period. The following table sets forth the major components of the cash used in working capital (in thousands):

Three Months Ended
January 27, 2024
Cash provided by accounts receivable	$135,160
Cash provided by inventories	56,157
Cash provided by prepaid expenses and other	17,116
Cash used in accounts payable, accruals, and other obligations	(90,915)
Cash provided by deferred revenue	14,022
Cash used in operating lease assets and liabilities, net	(1,536)
Total cash provided by working capital	$130,004

As compared to the end of fiscal 2023:

•The $135.2 million of cash provided by accounts receivable during the first three months of fiscal 2024 primarily reflects increased cash collections and lower sales volume as compared to the fourth quarter of fiscal 2023;
•The $56.2 million of cash provided by inventories during the first three months of fiscal 2024 primarily reflects the consumption of raw materials in excess of purchases, partially offset by increases in finished goods inventories from planned fulfillment of customer advance orders for which some deliveries have since been rescheduled as described in “Overview” above;

•The $17.1 million of cash provided by prepaid expense and other during the first three months of fiscal 2024 primarily reflects lower non-trade receivables, upfront fees paid to customers and capitalized contract acquisition costs;
•The $90.9 million of cash used in accounts payable, accruals, and other obligations during the first three months of fiscal 2024 primarily reflects the timing of payments to employees under our annual cash incentive compensation plans;
•The $14.0 million of cash provided by deferred revenue during the first three months of fiscal 2024 represents an increase in advanced payments received on multi-year maintenance contracts from customers prior to revenue recognition; and
•The $1.5 million of cash used in operating lease assets and liabilities, net, during the first three months of fiscal 2024 represents cash paid for operating lease payments in excess of operating lease costs.
Our days sales outstanding (“DSOs”) decreased from 103 for the first three months of fiscal 2023 to 88 for the first three months of fiscal 2024. The calculation of DSOs includes accounts receivables, net and contract assets for unbilled receivables, net included in prepaid expenses and other. Our inventory turns increased from 1.7 for the first three months of fiscal 2023 to 1.9 for the first three months of fiscal 2024.

Cash Paid for Interest, Net
The following table sets forth the cash paid for interest, net, during the period (in thousands):

Three Months Ended
January 27, 2024
2030 New Term Loan due October 28, 2030(1)	21,473
2030 Senior Notes due January 31, 2030(2)	—
Interest rate swaps(3)	(3,882)
Revolving Credit Facility(4)	12
Finance leases	979
Cash paid during period	$18,582

(1) Interest on the 2030 New Term Loan is payable periodically based on the interest period selected for borrowing. The 2030 New Term Loan bears interest at SOFR for the chosen borrowing period plus a spread of 2.00% subject to a minimum SOFR rate of 0.00%. At the end of the first quarter of fiscal 2024, the interest rate on the 2030 New Term Loan was 7.34%.
(2) The 2030 Notes bear interest at a rate of 4.00% per annum and mature on January 31, 2030. Interest is payable on the 2030 Notes in arrears on January 31 and July 31 of each year.

(3) Our interest rate swaps fix the SOFR rate for $350.0 million of our Term Loans at 3.47% through January 2028 and another $350.0 million of our Term Loans at 2.968% through September 2025.
(4) During the first three months of fiscal 2024, we utilized the Revolving Credit Facility to issue certain standby letters of credit and paid nominal commitment fees, interest expense and other administrative charges primarily relating to the Revolving Credit Facility, approximately $0.3 million was accrued as of January 27, 2024.

For additional information about our debt and interest rate swaps, see Notes 12 and 13 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Contractual Obligations

Our contractual obligations have not changed materially since October 28, 2023, except for the items listed below. For a summary of our contractual obligations, see Item 7 of Part II of the 2023 Annual Report.

Purchase Order Obligations. As of January 27, 2024 we had $1.9 billion in outstanding purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule, or adjust these orders. Consequently, only a portion of this amount relates to firm, non-cancelable, and unconditional obligations.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed materially since October 28, 2023. For a discussion of our critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our 2023 Annual Report.

Effects of Recent Accounting Pronouncements

See Note 2 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for information relating to our discussion of the effects of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. For a discussion of quantitative and qualitative disclosures about market risk, see Item 7A of Part II of our 2023 Annual Report.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

    The information set forth under the heading “Litigation” in Note 19 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report, is incorporated herein by reference.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. Before investing in our securities, you should consider carefully the information contained in this report and in our 2023 Annual Report, including the information under “Risk Factors” in Item 1A of Part I thereof. This report contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” above. Our actual results could differ materially from those contained in the forward-looking statements. Any of the risks discussed in our 2023 Annual Report, in this report, in other reports we file with the SEC, and other risks we have not anticipated or discussed, could have a material adverse impact on our business, financial condition, or results of operations. Except as set forth below, there has been no material change to the material factors that make an investment in our securities speculative or risky from those presented in our 2023 Annual Report.
If we are unable to secure order growth, our revenue may not reach the levels we anticipate.
As a result of unprecedented order volumes placed by customers to address supply chain constraints and longer delivery lead times, our backlog grew from $1.2 billion at the end of fiscal 2020 to $4.2 billion at the end of fiscal 2022. Our revenue grew by 21% during fiscal 2023 as we consumed a significant portion of this backlog. Customer order volumes rapidly decreased and, throughout much of fiscal 2023 and into the first quarter of fiscal 2024, we experienced orders that were below our revenue. As a result, our backlog decreased to $2.2 billion as of the end of the first quarter of fiscal 2024 and we expect it to continue to reduce during fiscal 2024. As backlog consumption reduces and represents a relatively smaller portion of our quarterly revenue, we expect to increasingly rely upon securing orders growth, particularly orders that we are able to convert into revenue during the same quarter in which they are received (which we refer to as "book to revenue"). Our future revenue growth will depend on securing increased orders, particularly from our service provider customers. Our failure to reach increased order levels, including a more typical composition of our quarterly revenue comprised of book to revenue orders, would adversely affect our revenue and results of operations.

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
•natural disasters (including as a result of climate change), acts of war or terrorism, and public health emergencies, including the COVID-19 pandemic; and
•uncertain economic, legal and political conditions in Europe, Asia and other regions where we do business, including, for example, as a result of continued impacts of Brexit on the relationship between the United Kingdom and Europe, the ongoing military conflicts between Russia and Ukraine and Israel and Hamas, including related maritime impacts in the Red Sea, and changes in China-Taiwan and U.S.-China relations.

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
Our business, operations and financial results could also be adversely impacted by instability, disruption or destruction in a significant geographic region, including as a result of war, terrorism, riot, civil insurrection or social unrest; natural or man-made disasters; public health emergencies; or economic instability or weakness. For example, in February 2022, armed conflict escalated between Russia and Ukraine. The United States and certain other countries have imposed sanctions on Russia and could impose further sanctions, which could damage or disrupt international commerce and the global economy. We are complying with a broad range of U.S. and international sanctions and export control requirements imposed on Russia and, in March 2022, we announced our decision to suspend our business operations in Russia immediately. Although this decision did not materially impact our results of operations for fiscal 2022 or 2023 due to the limited amount of business that we conducted in Russia historically, it is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions, export control and import restrictions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. In addition, the conflict between Israel and Hamas, and related regional impacts have recently resulted in damage to submarine cables in the Red Sea and disruption of networks using those cables, which could impact future projects by our customers in this region. Such geopolitical instability and uncertainty could have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain countries and regions based on trade restrictions, sanctions, embargoes and export control law restrictions, and logistics restrictions including closures of air space, and could increase the costs, risks and adverse impacts from supply chain and logistics challenges.
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

The following table provides a summary of repurchases of our common stock during the first quarter of fiscal 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
October 29, 2023 to November 25, 2023	—	$—	—	$250,000
November 26, 2023 to December 23, 2023	246,815	$43.76	246,815	$239,200
December 24, 2023 to January 27, 2024	444,273	$47.71	444,273	$218,006
	691,088	$46.30	691,088

(1) On December 9, 2021, we announced that our Board of Directors authorized a program to repurchase up to $1.0 billion of our common stock, which replaced in its entirety our previous stock repurchase program. The program may be modified, suspended, or discontinued at any time. During the first quarter of fiscal 2024, we repurchased $32.0 million of our common stock under the stock repurchase program, and we had $218.0 million remaining under the current repurchase authorization as of January 27, 2024.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Arrangements
The following table describes, for the quarter ended January 27, 2024, each trading arrangement for the sale or purchase of our securities adopted, terminated or for which the amount, pricing or timing provisions were modified by our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased or Sold
Joseph Cumello (Senior Vice President and General Manager of Blue Planet)	Adoption (January 8, 2024)	Rule 10b5-1 trading arrangement	Sales	Until December 27, 2024, or such earlier date upon which all transactions are completed or expire without execution	*
•The aggregate number of shares of common stock to be sold pursuant to Mr. Cumello’s arrangement is up to (i) 11,599 shares of common stock plus (ii) 100% of the net after-tax shares of common stock to be received as a result of the March 20, 2024 vesting of 2,805 restricted stock units. The actual number of net after-tax shares to be received will vary based on the market price of our common stock at the time of settlement.

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

Ciena Corporation
Date:	March 7, 2024	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	March 7, 2024	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)