Form 10-Q
period 2024-04-27
CIENA CORP
filed 2024-06-06
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 27, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 31, 2024
Common Stock, par value $0.01 per share	143,705,017

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended		Six Months Ended
	April 27,	April 29,	April 27,	April 29,
	2024	2023	2024	2023
Revenue:
Products	$701,316	$935,330	$1,537,093	$1,813,045
Services	209,510	197,325	411,442	376,131
Total revenue	910,826	1,132,655	1,948,535	2,189,176
Cost of goods sold:
Products	415,732	541,883	882,204	1,042,220
Services	106,433	103,089	210,708	203,327
Total cost of goods sold	522,165	644,972	1,092,912	1,245,547
Gross profit	388,661	487,683	855,623	943,629
Operating expenses:
Research and development	195,380	189,993	382,649	371,723
Selling and marketing	124,071	125,083	252,229	248,890
General and administrative	49,573	50,939	104,256	101,835
Significant asset impairments and restructuring costs	15,655	8,153	20,626	12,451
Amortization of intangible assets	7,947	9,845	15,199	17,286
Acquisition and integration costs	—	857	—	3,415
Total operating expenses	392,626	384,870	774,959	755,600
Income (loss) from operations	(3,965)	102,813	80,664	188,029
Interest and other income, net	11,797	8,551	22,447	40,524
Interest expense	(23,861)	(23,889)	(47,637)	(39,759)
Income (loss) before income taxes	(16,029)	87,475	55,474	188,794
Provision for income taxes	820	29,821	22,776	54,899
Net income (loss)	$(16,849)	$57,654	$32,698	$133,895
Basic net income (loss) per common share	$(0.12)	$0.39	$0.23	$0.90
Diluted net income (loss) per potential common share	$(0.12)	$0.38	$0.22	$0.89
Weighted average basic common shares outstanding	144,914	149,616	145,104	149,351
Weighted average dilutive potential common shares outstanding	144,914	150,147	146,059	149,852

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Quarter Ended		Six Months Ended
	April 27,	April 29,	April 27,	April 29,
	2024	2023	2024	2023
Net income (loss)	$(16,849)	$57,654	$32,698	$133,895
Unrealized gain (loss) on available-for-sale securities, net of tax	(1,178)	648	(282)	1,698
Unrealized gain (loss) on foreign currency forward contracts, net of tax	(2,548)	(1,151)	4,608	4,191
Unrealized gain (loss) on interest rate swaps, net of tax	13,539	(1,803)	4,065	(6,827)
Change in cumulative translation adjustments	(6,676)	(8,150)	7,647	7,829
Other comprehensive income (loss)	3,137	(10,456)	16,038	6,891
Total comprehensive income (loss)	$(13,712)	$47,198	$48,736	$140,786

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	April 27, 2024	October 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,091,289	$1,010,618
Short-term investments	165,620	104,753
Accounts receivable, net of allowance for credit losses of $11.4 million and $11.7 million as of April 27, 2024 and October 28, 2023, respectively.	840,131	1,003,876
Inventories, net	1,022,615	1,050,838
Prepaid expenses and other	421,692	405,694
Total current assets	3,541,347	3,575,779
Long-term investments	165,960	134,278
Equipment, building, furniture and fixtures, net	274,353	280,147
Operating right-of-use assets	30,210	35,140
Goodwill	444,917	444,765
Other intangible assets, net	184,941	205,627
Deferred tax asset, net	821,879	809,306
Other long-term assets	151,196	116,453
Total assets	$5,614,803	$5,601,495
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$332,106	$317,828
Accrued liabilities and other short-term obligations	355,258	431,419
Deferred revenue	196,989	154,419
Operating lease liabilities	16,138	16,655
Current portion of long-term debt	11,700	11,700
Total current liabilities	912,191	932,021
Long-term deferred revenue	80,365	74,041
Other long-term obligations	172,839	170,407
Long-term operating lease liabilities	28,513	33,259
Long-term debt, net	1,540,639	1,543,406
Total liabilities	2,734,547	2,753,134
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 144,199,201 and 144,829,938 shares issued and outstanding	1,442	1,448
Additional paid-in capital	6,245,248	6,262,083
Accumulated other comprehensive loss	(21,729)	(37,767)
Accumulated deficit	(3,344,705)	(3,377,403)
Total stockholders’ equity	2,880,256	2,848,361
Total liabilities and stockholders’ equity	$5,614,803	$5,601,495

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended
	April 27,	April 29,
	2024	2023
Cash flows provided by (used in) operating activities:
Net income	$32,698	$133,895
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	46,016	45,903
Share-based compensation expense	78,075	62,372
Amortization of intangible assets	20,726	23,600
Deferred taxes	(8,946)	(2,134)
Provision for inventory excess and obsolescence	23,152	12,691
Provision for warranty	8,629	13,577
Gain on equity investments, net	—	(26,455)
Other	11,509	11,331
Changes in assets and liabilities:
Accounts receivable	155,107	(116,914)
Inventories	5,346	(162,143)
Prepaid expenses and other	(37,441)	(41,511)
Operating lease right-of-use assets	6,111	7,644
Accounts payable, accruals and other obligations	(56,064)	(55,754)
Deferred revenue	48,641	68,818
Short- and long-term operating lease liabilities	(9,010)	(10,748)
Net cash provided by (used in) operating activities	324,549	(35,828)
Cash flows used in investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(33,500)	(58,034)
Purchases of investments	(171,131)	(106,245)
Proceeds from sales and maturities of investments	83,013	123,251
Settlement of foreign currency forward contracts, net	(828)	(6,194)
Purchase of equity investment	(16,256)	—
Acquisition of business, net of cash acquired	—	(230,048)
Net cash used in investing activities	(138,702)	(277,270)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of term loan, net	—	497,500
Payment of long-term debt	(2,925)	(3,465)
Payment of debt issuance costs	(2,554)	(5,230)
Payment of finance lease obligations	(1,989)	(1,864)
Shares repurchased for tax withholdings on vesting of stock unit awards	(22,428)	(22,022)
Repurchases of common stock - repurchase program, net	(94,817)	—
Proceeds from issuance of common stock	16,876	14,656
Net cash provided by (used in) financing activities	(107,837)	479,575
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,659	6,867
Net increase in cash, cash equivalents and restricted cash	80,669	173,344
Cash, cash equivalents and restricted cash at beginning of period	1,010,786	994,378
Cash, cash equivalents and restricted cash at end of period	$1,091,455	$1,167,722
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net	$45,782	$37,514
Cash paid during the period for income taxes, net	$29,193	$24,218
Operating lease payments	$9,964	$11,689
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$6,365	$4,618
Repurchase of common stock in accrued liabilities from repurchase program	$3,859	$—
Operating right-of-use assets subject to lease liability	$3,639	$6,177
Gain on equity investments, net	$—	$26,455
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at October 28, 2023	144,829,938	$1,448	$6,262,083	$(37,767)	$(3,377,403)	$2,848,361
Net income	—	—	—	—	32,698	32,698
Other comprehensive income	—	—	—	16,038	—	16,038
Repurchase of common stock - repurchase program, net	(1,816,529)	(18)	(89,346)	—	—	(89,364)
Issuance of shares from employee equity plans	1,667,555	17	16,859	—	—	16,876
Share-based compensation expense	—	—	78,075	—	—	78,075
Shares repurchased for tax withholdings on vesting of stock unit awards	(481,763)	(5)	(22,423)	—	—	(22,428)
Balance at April 27, 2024	144,199,201	$1,442	$6,245,248	$(21,729)	$(3,344,705)	$2,880,256

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at October 29, 2022	148,412,943	$1,484	$6,390,252	$(46,645)	$(3,632,230)	$2,712,861
Net income	—	—	—	—	133,895	133,895
Other comprehensive income	—	—	—	6,891	—	6,891
Issuance of shares from employee equity plans	1,533,085	15	14,641	—	—	14,656
Share-based compensation expense	—	—	62,372	—	—	62,372
Shares repurchased for tax withholdings on vesting of stock unit awards	(447,563)	(4)	(22,018)	—	—	(22,022)
Balance at April 29, 2023	149,498,465	$1,495	$6,445,247	$(39,754)	$(3,498,335)	$2,908,653

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

Newly Issued Accounting Standards - Effective

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08 (“ASU 2021-08”), Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers to improve the accounting for acquired revenue contracts with customers in a business combination to address recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. ASU 2021-08 was effective for Ciena beginning in the first quarter of fiscal 2024 without any material impact on its consolidated financial position, results of operations and related disclosures.

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

In March 2024, the SEC adopted final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate Related Disclosures for Investors, which requires registrants to provide certain climate-related information in their registration statements and annual reports. The rules require information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks will also include disclosure of a registrant's greenhouse gas emissions. In addition, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. Disclosures would be required prospectively, with information for prior periods required only to the extent it was previously disclosed in an SEC filing. Ciena is currently evaluating the impact of these final rules on its consolidated financial statements and related disclosures. On April 12, 2024, the final rules were indefinitely delayed pending the completion of judicial review in consolidated proceedings in the U.S. Court of Appeals, Eighth Circuit.

(3)REVENUE
Disaggregation of Revenue

Ciena’s disaggregated revenue as presented below depicts the nature, amount, and timing of revenue for similar groupings of Ciena’s products and services. The sales cycle, contractual obligations, customer requirements, and go-to-market strategies may differ across Ciena’s product lines, resulting in different economic risk profiles for each line.

The tables below set forth Ciena’s disaggregated revenue for the periods indicated (in thousands):

	Quarter Ended April 27, 2024
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Optical Networking	$560,224	$—	$—	$—	$560,224
Routing and Switching	116,034	—	—	—	116,034
Platform Software and Services	—	85,445	—	—	85,445
Blue Planet Automation Software and Services	—	—	14,434	—	14,434
Maintenance Support and Training	—	—	—	77,410	77,410
Installation and Deployment	—	—	—	43,785	43,785
Consulting and Network Design	—	—	—	13,494	13,494
Total revenue by product line	$676,258	$85,445	$14,434	$134,689	$910,826

Timing of revenue recognition:
Products and services at a point in time	$676,258	$22,689	$2,848	$10,432	$712,227
Services transferred over time	—	62,756	11,586	124,257	198,599
Total revenue by timing of revenue recognition	$676,258	$85,445	$14,434	$134,689	$910,826

	Quarter Ended April 29, 2023
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Optical Networking	$784,549	$—	$—	$—	$784,549
Routing and Switching	130,310	—	—	—	130,310
Platform Software and Services	—	69,443	—	—	69,443
Blue Planet Automation Software and Services	—	—	20,567	—	20,567
Maintenance Support and Training	—	—	—	73,160	73,160
Installation and Deployment	—	—	—	39,486	39,486
Consulting and Network Design	—	—	—	15,140	15,140
Total revenue by product line	$914,859	$69,443	$20,567	$127,786	$1,132,655

Timing of revenue recognition:
Products and services at a point in time	$914,859	$13,447	$7,329	$15,412	$951,047
Services transferred over time	—	55,996	13,238	112,374	181,608
Total revenue by timing of revenue recognition	$914,859	$69,443	$20,567	$127,786	$1,132,655

	Six Months Ended April 27, 2024
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Optical Networking	$1,256,072	$—	$—	$—	$1,256,072
Routing and Switching	227,421	—	—	—	227,421
Platform Software and Services	—	175,190	—	—	175,190
Blue Planet Automation Software and Services	—	—	28,376	—	28,376
Maintenance Support and Training	—	—	—	151,525	151,525
Installation and Deployment	—	—	—	86,509	86,509
Consulting and Network Design	—	—	—	23,442	23,442
Total revenue by product line	$1,483,493	$175,190	$28,376	$261,476	$1,948,535

Timing of revenue recognition:
Products and services at a point in time	$1,483,493	$50,383	$3,916	$20,071	$1,557,863
Services transferred over time	—	124,807	24,460	241,405	390,672
Total revenue by timing of revenue recognition	$1,483,493	$175,190	$28,376	$261,476	$1,948,535

	Six months ended April 29, 2023
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Optical Networking	$1,520,183	$—	$—	$—	$1,520,183
Routing and Switching	249,814	—	—	—	249,814
Platform Software and Services	—	142,888	—	—	142,888
Blue Planet Automation Software and Services	—	—	35,973	—	35,973
Maintenance Support and Training	—	—	—	141,051	141,051
Installation and Deployment	—	—	—	74,061	74,061
Consulting and Network Design	—	—	—	25,206	25,206
Total revenue by product line	$1,769,997	$142,888	$35,973	$240,318	$2,189,176

Timing of revenue recognition:
Products and services at a point in time	$1,769,997	$32,311	$11,312	$24,667	$1,838,287
Services transferred over time	—	110,577	24,661	215,651	350,889
Total revenue by timing of revenue recognition	$1,769,997	$142,888	$35,973	$240,318	$2,189,176

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
For the periods indicated, Ciena’s geographic distribution of revenue was as follows (in thousands):

	Quarter Ended		Six Months Ended
	April 27,	April 29,	April 27,	April 29,
	2024	2023	2024	2023
Geographic distribution:
Americas	$662,877	$794,359	$1,381,075	$1,559,455
EMEA	155,791	173,414	363,203	326,218
APAC	92,158	164,882	204,257	303,503
Total revenue by geographic distribution	$910,826	$1,132,655	$1,948,535	$2,189,176
Ciena’s revenue includes $618.8 million and $722.6 million of United States revenue for the second quarter of fiscal 2024 and 2023, respectively. For the six months ended April 27, 2024 and April 29, 2023, United States revenue was $1.3 billion and $1.4 billion, respectively. No other country accounted for 10% or more of total revenue for the periods indicated in the above table.
For the periods indicated, the only customers that accounted for at least 10% of Ciena’s revenue were as follows (in thousands):

	Quarter Ended		Six Months Ended
	April 27,	April 29,	April 27,	April 29,
	2024	2023	2024	2023
AT&T	$125,493	n/a	$211,705	$251,329
Cloud Provider	n/a	$123,452	n/a	244,779
Total	$125,493	$123,452	$211,705	$496,108

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

A description of each of Ciena’s operating segments is set forth below:

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

•Routing and Switching - includes the 3000 family of service delivery platforms and the 5000 family of service aggregation. This product line also includes the 6500 Packet Transport System (PTS), which combines packet switching, control plane operation, and integrated optics, the 8100 Coherent IP networking platforms, the 8700 Packetwave Platform, virtualization software and Ciena’s WaveRouter® product. This product line also includes SD-Edge software and passive optical network (PON) routing and switching portfolio products.

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

•Platform Software and Services offerings provide domain control management, analytics, data and planning tools and applications to assist customers in managing their networks, including by creating more efficient operations and providing more visibility into their networks. Ciena’s platform software includes its Navigator Network Control SuiteTM (“Navigator NCS”) domain controller solution, its suite of Navigator NCS applications, previously referred to as “Manage, Control and Plan (MCP),” its OneControl Unified Management System, and planning tools and legacy software solutions that support Ciena’s installed base of network solutions. Platform software-related services revenue includes sales of subscription, installation, support, and consulting services related to Ciena’s software platforms, operating system software and enhanced software features embedded in each of the Networking Platforms product lines above. Revenue from the software portion of this segment is included in product revenue on the Condensed Consolidated Statements of Operations. Revenue from services portions of this segment is included in services revenue on the Condensed Consolidated Statements of Operations.

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

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities (deferred revenue) from contracts with customers as of the dates indicated (in thousands):

	Balance at April 27, 2024	Balance at October 28, 2023
Accounts receivable, net	$840,131	$1,003,876
Contract assets for unbilled accounts receivable, net	$151,896	$150,312
Deferred revenue	$277,354	$228,460

Ciena’s contract assets represent unbilled accounts receivable, net where transfer of a product or service has occurred but invoicing is conditional upon completion of future performance obligations. These amounts are primarily related to installation and deployment and professional services arrangements where transfer of control has occurred, but Ciena has not yet invoiced the customer. Contract assets are included in prepaid expenses and other in the Condensed Consolidated Balance Sheets. See Note 10 below.

Deferred revenue represents contract liabilities and consists of advanced payments against non-cancelable customer orders received prior to revenue recognition. Ciena recognized approximately $105.3 million and $100.1 million of revenue during the first six months of fiscal 2024 and 2023, respectively, that was included in the deferred revenue balance as of October 28, 2023 and October 29, 2022, respectively. Revenue recognized due to changes in transaction price from performance obligations satisfied or partially satisfied in previous periods was immaterial during the six months ended April 27, 2024 and April 29, 2023.

Capitalized Contract Acquisition Costs

Capitalized contract acquisition costs consist of deferred sales commissions, and were $26.7 million and $30.2 million as of April 27, 2024 and October 28, 2023, respectively. Capitalized contract acquisition costs were included in (i) prepaid expenses and other, and (ii) other long-term assets. The amortization expense associated with these costs was $14.9 million and $16.2 million during the first six months of fiscal 2024 and 2023, respectively, and was included in selling and marketing expense on the Condensed Consolidated Statements of Operations.

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) are comprised of non-cancelable customer purchase orders for products and services that are awaiting transfer of control for revenue recognition under the applicable contract terms. As of April 27, 2024, the aggregate amount of RPO was $1.5 billion. As of April 27, 2024, Ciena expects approximately 78% of the RPO balance to be recognized as revenue within the next 12 months.

(4)SIGNIFICANT ASSET IMPAIRMENT AND RESTRUCTURING COSTS

Restructuring Costs

Ciena has undertaken a number of restructuring activities intended to reduce expense and to align its workforce and costs with market opportunities, product development, and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in accrued liabilities and other short-term obligations on the Condensed Consolidated Balance Sheets, for the six months ended April 27, 2024 (in thousands):

	Workforce reduction		Other restructuring activities		Total
Balance at October 28, 2023	$1,913		$—		$1,913
Charges	13,984	(1)	6,642	(2)	20,626
Cash payments	(7,147)		(6,642)		(13,789)
Balance at April 27, 2024	$8,750		$—		$8,750
Current restructuring liabilities	$8,750		$—		$8,750

(1) Reflects a global workforce reduction of approximately 360 employees during the six months ended April 27, 2024 as part of a business optimization strategy to improve gross margin, constrain operating expense and redesign certain business processes.
(2) Primarily represents costs related to restructured real estate facilities and the redesign of certain business processes associated with Ciena’s supply chain and distribution structure reorganization.

The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in accrued liabilities and other short-term obligations on the Condensed Consolidated Balance Sheets for the six months ended April 29, 2023 (in thousands):

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

(5) INTEREST AND OTHER INCOME, NET
The components of interest and other income, net, are as follows for the periods indicated (in thousands):

	Quarter Ended		Six Months Ended
	April 27,	April 29,	April 27,	April 29,
	2024	2023	2024	2023
Interest income	$15,255	$10,416	$30,433	$17,530
Gains (losses) on non-hedge designated foreign currency forward contracts	(1,114)	(2,795)	1,998	(4,564)
Foreign currency exchange gains (losses)	(411)	2,987	(9,604)	1,104
Gain on equity investments, net	—	—	—	26,455
Other	(1,933)	(2,057)	(380)	(1)
Interest and other income, net	$11,797	$8,551	$22,447	$40,524

During the first quarter of fiscal 2023, the acquisition of Tibit Communications, Inc. (“Tibit”) by Ciena triggered the remeasurement of Ciena’s previously held investment in Tibit to fair value, which resulted in Ciena recognizing a gain on its equity investment of $26.5 million.
Ciena Corporation, as the U.S. parent entity, uses the U.S. Dollar as its functional currency; however, some of its foreign branch offices and subsidiaries use local currencies as their functional currencies. During the first six months of fiscal 2024, Ciena recorded $9.6 million in foreign currency exchange rate losses as a result of monetary assets and liabilities that were transacted in a currency other than Ciena’s functional currency. During the first six months fiscal 2023, Ciena recorded $1.1 million in foreign currency exchange rate gains as a result of monetary assets and liabilities that were transacted in a currency other than Ciena’s functional currency. The related remeasurement adjustments were recorded in interest and other income, net, on the Condensed Consolidated Statements of Operations. From time to time, Ciena uses foreign currency forwards to hedge this type of balance sheet exposure. These forwards are not designated as hedges for accounting purposes, and any net gain or loss associated with these derivatives is reported in interest and other income, net, on the Condensed Consolidated Statements of Operations. During the first six months of fiscal 2024, Ciena recorded gains of $2.0 million from non-hedge designated foreign currency forward contracts. During the first six months of fiscal 2023, Ciena recorded losses of $4.6 million from non-hedge designated foreign currency forward contracts.

(6) INCOME TAXES

The effective tax rate for the quarter ended April 27, 2024 was lower than the effective tax rate for the quarter ended April 29, 2023, primarily due to a decrease in pre-tax book income for the quarter.

The effective tax rate for the six months ended April 27, 2024 was higher than the effective tax rate for the six months ended April 29, 2023, primarily due to a reduction in pre-tax book income in lower tax jurisdictions.

(7)CASH EQUIVALENT, SHORT-TERM AND LONG-TERM INVESTMENTS

As of the dates indicated, investments classified as available-for-sale are comprised of the following (in thousands):

	April 27, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$261,150	$—	$(776)	$260,374
Corporate debt securities	59,692	5	(77)	59,620
Time deposits	164,198	11	(1)	164,208
	$485,040	$16	$(854)	$484,202

Included in cash equivalents	$152,622	$—	$—	$152,622
Included in short-term investments	165,821	14	(215)	165,620
Included in long-term investments	166,597	2	(639)	165,960
	$485,040	$16	$(854)	$484,202

	October 28, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$170,260	$28	$(379)	$169,909
Corporate debt securities	59,683	1	(115)	59,569
Time deposits	138,830	4	(5)	138,829
	$368,773	$33	$(499)	$368,307

Included in cash equivalents	$129,276	$—	$—	$129,276
Included in short-term investments	105,042	4	(293)	104,753
Included in long-term investments	134,455	29	(206)	134,278
	$368,773	$33	$(499)	$368,307

The following table summarizes the final legal maturities of debt investments as of April 27, 2024 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$318,443	$318,242
Due in 1-2 years	166,597	165,960
	$485,040	$484,202

(8)FAIR VALUE MEASUREMENTS

    As of the dates indicated, the following tables summarize the assets and liabilities that are recorded at fair value on a recurring basis (in thousands):

	April 27, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$700,930	$—	$—	$700,930
Bond mutual fund	158,297	—	—	158,297
Time deposits	164,208	—	—	164,208
Deferred compensation plan assets	14,479	—	—	14,479
U.S. government obligations	—	260,374	—	260,374
Corporate debt securities	—	59,620	—	59,620
Foreign currency forward contracts	—	1,341	—	1,341
Interest rate swaps	—	30,296	—	30,296
Total assets measured at fair value	$1,037,914	$351,631	$—	$1,389,545

Liabilities:
Foreign currency forward contracts	$—	$6,173	$—	$6,173
Total liabilities measured at fair value	$—	$6,173	$—	$6,173

	October 28, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$661,101	$—	$—	$661,101
Bond mutual fund	104,171	—	—	104,171
Time deposits	138,829	—	—	138,829
Deferred compensation plan assets	11,456	—	—	11,456
U.S. government obligations	—	169,909	—	169,909
Corporate debt securities	—	59,569	—	59,569
Foreign currency forward contracts	—	1,119	—	1,119
Interest rate swaps	—	24,953	—	24,953
Total assets measured at fair value	$915,557	$255,550	$—	$1,171,107

Liabilities:
Foreign currency forward contracts	$—	$14,509	$—	$14,509
Total liabilities measured at fair value	$—	$14,509	$—	$14,509

As of the dates indicated, the assets and liabilities above are presented on Ciena’s Condensed Consolidated Balance Sheets as follows (in thousands):

	April 27, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,007,962	$3,887	$—	$1,011,849
Short-term investments	15,473	150,147	—	165,620
Prepaid expenses and other	—	1,341	—	1,341
Long-term investments	—	165,960	—	165,960
Other long-term assets	14,479	30,296	—	44,775
Total assets measured at fair value	$1,037,914	$351,631	$—	$1,389,545

Liabilities:
Accrued liabilities and other short-term obligations	$—	$6,173	$—	$6,173
Total liabilities measured at fair value	$—	$6,173	$—	$6,173

	October 28, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$891,788	$2,760	$—	$894,548
Short-term investments	12,313	92,440	—	104,753
Prepaid expenses and other	—	1,119	—	1,119
Long-term investments	—	134,278	—	134,278
Other long-term assets	11,456	24,953	—	36,409
Total assets measured at fair value	$915,557	$255,550	$—	$1,171,107

Liabilities:
Accrued liabilities and other short-term obligations	$—	$14,509	$—	$14,509
Total liabilities measured at fair value	$—	$14,509	$—	$14,509

Ciena did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

(9) INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	April 27, 2024	October 28, 2023
Raw materials	$638,920	$664,797
Work-in-process	68,182	55,242
Finished goods	331,317	314,168
Deferred cost of goods sold	43,692	66,634
Gross inventories	1,082,111	1,100,841
Reserve for inventory excess and obsolescence	(59,496)	(50,003)
Inventories, net	$1,022,615	$1,050,838

Ciena has been expanding its manufacturing capacity and had been accumulating raw materials inventory of components that are available, in some cases with expanded lead times, in an effort to prepare Ciena to produce finished goods more quickly upon the easing of supply constraints for certain common components. During the first half of fiscal 2024 Ciena reduced its raw materials inventory of components due to the consumption of raw materials in excess of purchases. The increase in finished goods and work-in-process inventories resulted primarily from planned fulfillment of customer advance orders for which some deliveries were rescheduled outside of the second quarter of fiscal 2024.

Ciena makes estimates about future customer demand for its products when establishing the appropriate reserve for excess and obsolete inventory. For the periods presented, future demand was calculated using both customer backlog and future forecasted sales. Generally, Ciena’s customers may cancel or change their orders with limited advance notice, or they may decide not to accept its products and services, although instances of both cancellation and non-acceptance are rare. Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand, which are affected by changes in Ciena’s strategic direction, discontinuance of a product or introduction of newer versions of products, declines in the sales of or forecasted demand for certain products, and general market conditions. During the first six months of fiscal 2024, Ciena recorded a provision for inventory excess and obsolescence of $23.2 million, primarily related to a decrease in the forecasted demand for certain Networking Platforms products. Deductions from the provision for excess and obsolete inventory relate primarily to disposal activities.

(10) PREPAID EXPENSES AND OTHER
As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	April 27, 2024	October 28, 2023
Contract assets for unbilled accounts receivable, net	$151,897	$150,312
Prepaid VAT and other taxes	96,803	96,724
Prepaid expenses	71,600	58,954
Product demonstration equipment, net	41,031	40,682
Other non-trade receivables	38,999	33,408
Capitalized contract acquisition costs	19,245	23,326
Derivative Assets	1,341	1,118
Deferred deployment expense	776	1,170
	$421,692	$405,694

Depreciation of product demonstration equipment was $3.9 million during the first six months of fiscal 2024 and $3.8 million during the first six months of fiscal 2023.

For further discussion on contract assets and capitalized contract acquisition costs, see Note 3 above.

(11) OTHER BALANCE SHEET DETAILS

As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	April 27, 2024	October 28, 2023
Maintenance spares inventory, net	$62,331	$54,042
Forward starting interest rate swaps	30,296	24,953
Equity investments(1)	16,304	48
Deferred compensation plan assets	14,479	11,456
Capitalized contract acquisition costs	7,471	6,879
Cloud computing arrangements(2)	7,265	8,589
Deferred debt issuance costs, net	1,879	1,956
Restricted cash	166	168
Other	11,005	8,362
	$151,196	$116,453

(1) Increase is due to an equity investment in a privately held technology company during the second quarter of fiscal 2024.

(2) Amortization of cloud computing arrangements was $2.4 million and $1.2 million during the first six months of fiscal 2024 and fiscal 2023, respectively.

As of the dates indicated, accrued liabilities and other short-term obligations are comprised of the following (in thousands):

	April 27, 2024	October 28, 2023
Compensation, payroll related tax and benefits	$130,308	$159,530
Warranty	49,896	57,089
Vacation	31,687	29,503
Income taxes payable	7,438	16,341
Foreign currency forward contracts	6,173	14,509
Interest payable	4,807	4,514
Finance lease liabilities	4,234	3,953
Other	120,715	145,980
	$355,258	$431,419

The following table summarizes the activity in Ciena’s accrued warranty for the periods indicated (in thousands):

	Beginning Balance	Current Period Provisions	Settlements	Ending Balance
Six Months Ended April 29, 2023	$45,503	13,577	(9,893)	$49,187
Six Months Ended April 27, 2024	$57,089	8,629	(15,822)	$49,896
As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	April 27, 2024	October 28, 2023
Products	$22,583	$28,353
Services	254,771	200,107
Total deferred revenue	277,354	228,460
Less current portion	(196,989)	(154,419)
Long-term deferred revenue	$80,365	$74,041

(12) DERIVATIVE INSTRUMENTS

Foreign Currency Derivatives

Ciena conducts business globally in numerous currencies, and thus is exposed to adverse foreign currency exchange rate changes. To limit this exposure, Ciena enters into foreign currency contracts. Ciena does not enter into such contracts for speculative purposes.

As of April 27, 2024 and October 28, 2023, Ciena had forward contracts to hedge its foreign exchange exposure in order to reduce variability in certain currencies for expenses principally related to research and development activities. The notional amount of these contracts was approximately $316.9 million and $367.3 million as of April 27, 2024 and October 28, 2023, respectively. These foreign exchange contracts have maturities of 24 months or less and have been designated as cash flow hedges.

As of April 27, 2024 and October 28, 2023, Ciena had forward contracts designated as net investment hedges to minimize the effect of foreign exchange rate movements on its net investments in foreign operations. In April 2024, Ciena terminated its existing net investment hedges for a cash loss of $0.6 million, which was recorded to Other Comprehensive Income (Loss). Ciena replaced its terminated net investment hedges with new net investment hedges. The notional amount of these contracts was approximately $65.9 million and $48.0 million as of April 27, 2024 and October 28, 2023, respectively. These foreign exchange contracts have maturities of 36 months or less and have been designated as net investment hedges as of April 27, 2024.

As of April 27, 2024 and October 28, 2023, Ciena had forward contracts in place to hedge its foreign exchange exposure in order to reduce the variability in various currencies of certain balance sheet items. The notional amount of these contracts was approximately $239.1 million and $226.3 million as of April 27, 2024 and October 28, 2023, respectively. These foreign exchange contracts have maturities of 12 months or less and have not been designated as hedges for accounting purposes.

Interest Rate Derivatives

Ciena is exposed to floating rates of interest on its term loan borrowings (see Note 13 below) and has hedged such risk by entering into floating-to-fixed interest rate swap arrangements.

In April 2022, Ciena entered into forward starting interest rate swaps to fix the Secured Overnight Financing Rate (“SOFR”) for the first $350.0 million of its floating rate debt at 2.968% from September 2023 through September 2025 (“2025 interest rate swaps”). The total notional amount of the 2025 interest swaps was $350.0 million as of April 27, 2024 and October 28, 2023.

In January 2023, Ciena entered into interest rate swaps to fix SOFR for an additional $350.0 million of its floating rate debt at 3.47% through January 2028 (“2028 interest rate swaps”). The total notional amount of these interest rate swaps in effect as of April 27, 2024 and October 28, 2023 was $350.0 million.

In December 2023, Ciena entered into forward starting interest rate swaps to fix SOFR for an additional $350.0 million of its floating rate debt at 3.287% from September 2025 through December 2028 (“2028 forward starting interest rate swaps”). The total notional amount of the 2028 forward starting interest rate swaps effective September 2025 was $350.0 million as of April 27, 2024.

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

The net carrying value of the 2030 New Term Loan was comprised of the following as of the date indicated (in thousands):

	April 27, 2024				October 28, 2023
	Principal Balance	Unamortized Discount	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
2030 New Term Loan	$1,167,075	$(4,747)	$(6,071)	$1,156,257	$1,159,371

Deferred debt issuance costs that were deducted from the carrying amount of the 2030 New Term Loan totaled $6.1 million as of April 27, 2024 and $5.5 million at October 28, 2023. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the 2030 New Term Loan. The amortization of deferred debt issuance costs for the 2030 New Term Loan is included in interest expense and was approximately $0.5 million during the first six months of fiscal 2024.

As of April 27, 2024, the estimated fair value of the 2030 New Term Loan was $1.2 billion. The 2030 New Term Loan is categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its 2030 New Term Loan using a market approach based on observable inputs, such as current market transactions involving comparable securities.

Refinanced Term Loans

The proceeds of the 2030 New Term Loan, net of original issuance discount, was used to repay in full $1.2 billion of outstanding principal of the 2025 Term Loan (as defined below) and the 2030 Term Loan (as defined below), together the Refinanced Term Loans, including accrued interest.

2025 Term Loan

On January 19, 2023, pursuant to the Incremental Agreement (as defined below) to the Credit Agreement, the Credit Agreement was amended to replace the London Interbank Offered Rate (LIBOR) with SOFR for Ciena’s senior secured term loan maturing on September 28, 2025 (the “2025 Term Loan”) in response to pending impact of FASB Accounting Standards Codification 848, Reference Rate Reform. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate method, through the maturity of the 2025 Term Loan. The amortization of deferred debt issuance costs for the 2025 Term Loan is included in interest expense, and was $0.3 million for the first six months of fiscal 2023.

2030 Term Loan

On January 19, 2023, Ciena entered into an Incremental Joinder and Amendment Agreement (the “Incremental Agreement”) to its Credit Agreement, dated July 15, 2014, as amended, by and among Ciena, the lenders party thereto and Bank of America, N.A., as administrative agent, pursuant to which Ciena incurred a new tranche of senior secured term loans in an aggregate principal amount of $500.0 million and maturing on January 19, 2030 (the “2030 Term Loan”). Net of original issue discount and debt issuance costs, the $492.5 million in proceeds from the 2030 Term Loan were used for general corporate purposes. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate method, through the maturity of the 2030 Term Loan. The amortization of deferred debt issuance costs for the 2030 Term Loan is included in interest expense, and was $0.2 million for the first six months of fiscal 2023.

Outstanding Senior Notes Payable

2030 Notes

On January 18, 2022, Ciena entered into an indenture among Ciena, as issuer, certain domestic subsidiaries of Ciena, as guarantors, and U.S. Bank National Association, as trustee, pursuant to which Ciena issued $400.0 million in aggregate principal amount of 4.00% fixed-rate senior notes due 2030 (the “2030 Notes”).

The net carrying value of the 2030 Notes was comprised of the following as of the dates indicated (in thousands):

	April 27, 2024			October 28, 2023
	Principal Balance	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
2030 Notes	$400,000	$(3,918)	$396,082	$395,735

Deferred debt issuance costs that were deducted from the carrying amount of the 2030 Notes totaled $3.9 million as of April 27, 2024 and $4.3 million as of October 28, 2023. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the 2030 Notes. The amortization of deferred debt issuance costs for the 2030 Notes is included in interest expense, and was approximately $0.3 million during both the first six months of fiscal 2024 and fiscal 2023.

As of April 27, 2024, the estimated fair value of the 2030 Notes was $349.0 million. The 2030 Notes are categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its 2030 Notes using a market approach based on observable inputs, such as current market transactions involving comparable securities.

(14) ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income (“AOCI”), net of tax, for the six months ended April 27, 2024 (in thousands):

	Unrealized Gain (Loss) on
	Available-for-sale Securities	Foreign Currency Forward Contracts	Interest Rate Swaps	Cumulative Translation Adjustment	Total
Balance at October 28, 2023	$(372)	$(8,156)	$18,962	$(48,201)	$(37,767)
Other comprehensive gain (loss) before reclassifications	(282)	2,812	11,681	7,647	21,858
Amounts reclassified from AOCI	—	1,796	(7,616)	—	(5,820)
Balance at April 27, 2024	$(654)	$(3,548)	$23,027	$(40,554)	$(21,729)

The following table summarizes the changes in AOCI, net of tax, for the six months ended April 29, 2023 (in thousands):

	Unrealized Gain (Loss) on
	Available-for-sale Securities	Foreign Currency Forward Contracts	Interest Rate Swaps	Cumulative Translation Adjustment	Total
Balance at October 29, 2022	$(2,965)	$(10,197)	$9,397	$(42,880)	$(46,645)
Other comprehensive gain (loss) before reclassifications	1,698	9,871	(3,848)	7,829	15,550
Amounts reclassified from AOCI	—	(5,680)	(2,979)	—	(8,659)
Balance at April 29, 2023	$(1,267)	$(6,006)	$2,570	$(35,051)	$(39,754)

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

(15) EARNINGS (LOSS) PER SHARE CALCULATION

Basic net income (loss) per common share (“Basic EPS”) is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per potential common share (“Diluted EPS”) is computed using the weighted average number of the following, in each case, to the extent that the effect is not anti-dilutive: (i) common shares outstanding; (ii) shares issuable upon vesting of stock unit awards; and (iii) shares issuable under Ciena’s employee stock purchase plan and upon exercise of outstanding stock options, using the treasury stock method.
The following table presents the calculation of Basic and Diluted EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	April 27,	April 29,	April 27,	April 29,
	2024	2023	2024	2023
Net income (loss)	$(16,849)	$57,654	$32,698	$133,895
Basic weighted average shares outstanding	144,914	149,616	145,104	149,351
Effect of dilutive potential common shares	—	531	955	501
Diluted weighted average shares	144,914	150,147	146,059	149,852
Basic EPS	$(0.12)	$0.39	$0.23	$0.90
Diluted EPS	$(0.12)	$0.38	$0.22	$0.89
Antidilutive employee share-based awards, excluded	2,030	1,550	1,584	2,159

(16) STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On December 9, 2021, Ciena announced that its Board of Directors authorized a program to repurchase up to $1.0 billion of its common stock.

During the first six months of fiscal 2024, Ciena repurchased an additional 1.8 million shares of its common stock for an aggregate purchase price of $89.0 million at an average price of $49.00 per share. As of April 27, 2024, Ciena (i) has repurchased 15.9 million shares for an aggregate purchase price of $839.0 million at an average price of $52.69 per share and (ii) has an aggregate of $161.0 million authorized and remaining under its stock repurchase program.

The purchase price for the shares of Ciena’s stock repurchased is reflected as a reduction of common stock and additional paid-in capital.

Stock Repurchases Related to Stock Unit Award Tax Withholdings
Ciena repurchases shares of its common stock to satisfy employee tax withholding obligations due on vesting of stock unit awards. The related purchase price of $22.4 million for the shares of Ciena’s stock repurchased during the first six months of fiscal 2024 is reflected as a reduction to stockholders’ equity. Ciena is required to allocate the purchase price of the repurchased shares as a reduction of common stock and additional paid-in capital.

(17) SHARE-BASED COMPENSATION EXPENSE

At Ciena’s 2024 Annual Meeting of Stockholders on March 21, 2024, Ciena’s stockholders approved an amendment to the Ciena Corporation 2017 Omnibus Incentive Plan (the “2017 Plan”), effective as of such date, to (i) increase the number of shares available for issuance thereunder by 10.1 million shares, and (ii) increase the recoupment period for misconduct relating to accounting restatements from 12 months to three years. As of April 27, 2024, the total number of shares authorized for issuance under the 2017 Plan is 31.2 million and approximately 10.8 million shares remained available for issuance thereunder.

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended		Six Months Ended
	April 27,	April 29,	April 27,	April 29,
	2024	2023	2024	2023
Products	$1,760	$1,155	$3,078	$2,206
Services	3,344	2,659	6,364	4,956
Share-based compensation expense included in cost of goods sold	5,104	3,814	9,442	7,162
Research and development	14,066	10,731	26,946	19,965
Selling and marketing	11,166	8,755	21,471	17,179
General and administrative	9,875	8,468	19,954	17,936
Share-based compensation expense included in operating expense	35,107	27,954	68,371	55,080
Share-based compensation expense capitalized in inventory, net	37	92	262	130
Total share-based compensation expense	$40,248	$31,860	$78,075	$62,372

As of April 27, 2024, total unrecognized share-based compensation expense was approximately $291.3 million, which relates to unvested stock unit awards and is expected to be recognized over a weighted-average period of 1.48 years.

(18) SEGMENTS AND ENTITY-WIDE DISCLOSURES
Segment Reporting
Ciena has the following operating segments for reporting purposes: (i) Networking Platforms; (ii) Platform Software and Services; (iii) Blue Planet Automation Software and Services; and (iv) Global Services.
Ciena's long-lived assets, including equipment, building, furniture and fixtures, right-of-use (“ROU”) assets, finite-lived intangible assets, and maintenance spares, are not reviewed by Ciena's chief operating decision maker for purposes of evaluating performance and allocating resources. As of April 27, 2024, equipment, building, furniture and fixtures, net, totaled $274.4 million, and operating ROU assets totaled $30.2 million both of which support asset groups within Ciena’s four operating segments and unallocated selling and general and administrative activities. As of April 27, 2024, finite-lived intangible assets, goodwill, and maintenance spares are assigned to asset groups within the following segments (in thousands):

	April 27, 2024
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Other intangible assets, net	$173,232	—	11,709	—	$184,941
Goodwill	$199,677	156,191	89,049	—	$444,917
Maintenance spares, net	$—	—	—	62,331	$62,331

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
The table below sets forth Ciena’s segment profit (loss) and the reconciliation to net income (loss) for the periods indicated (in thousands):

	Quarter Ended		Six Months Ended
	April 27,	April 29,	April 27,	April 29,
	2024	2023	2024	2023
Segment profit (loss):
Networking Platforms	$96,566	$214,754	$280,341	$416,901
Platform Software and Services	54,037	40,687	112,041	86,337
Blue Planet Automation Software and Services	(7,763)	(6,912)	(14,832)	(17,971)
Global Services	50,441	49,161	95,424	86,639
Total segment profit	193,281	297,690	472,974	571,906
Less: Non-performance operating expenses
Selling and marketing	124,071	125,083	252,229	248,890
General and administrative	49,573	50,939	104,256	101,835
Significant asset impairments and restructuring costs	15,655	8,153	20,626	12,451
Amortization of intangible assets	7,947	9,845	15,199	17,286
Acquisition and integration costs	—	857	—	3,415
Add: Other non-performance financial items
Interest and other income, net	11,797	8,551	22,447	40,524
Interest expense	(23,861)	(23,889)	(47,637)	(39,759)
Less: Provision for income taxes	820	29,821	22,776	54,899
Net income (loss)	$(16,849)	$57,654	$32,698	$133,895

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

	April 27, 2024	October 28, 2023
Canada	$224,826	$229,707
United States	46,288	46,933
Other International	33,449	38,647
Total	$304,563	$315,287

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
Purchase Order Obligations
Ciena has certain advanced orders for supply of certain long lead time components. As of April 27, 2024, Ciena had $1.6 billion in outstanding purchase order commitments to contract manufacturers and component suppliers for inventory. In certain instances, Ciena is permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of this amount relates to firm, non-cancelable and unconditional obligations.

(20) SUBSEQUENT EVENTS

Stock Repurchase Program
From the end of the second quarter of fiscal 2024 through May 31, 2024, Ciena repurchased an additional 0.5 million shares of its common stock for an aggregate purchase price of $24.0 million at an average price of $48.54 per share, inclusive of repurchases pending settlement. As of May 31, 2024, Ciena has repurchased an aggregate of 16.4 million shares and has an aggregate of $137.0 million of authorized funds remaining under its stock repurchase program.

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

We are a network platform, software, and services company, providing solutions that enable a wide range of network operators to deploy and manage next-generation networks that deliver services to businesses and consumers. We provide hardware, software, and services that support the delivery of video, data, and voice traffic over core, metro, aggregation, and access communications networks. Our solutions are used globally by communications service providers, cable and multiservice operators, cloud providers, submarine network operators, governments, and enterprises across multiple industry verticals. Our portfolio is designed to enable the Adaptive Network, which is our vision for a network end state that leverages a programmable and scalable network infrastructure, driven by software control and automation capabilities, that is informed by analytics and intelligence. Our solutions include Networking Platforms, including our Optical Networking and Routing and Switching portfolios, which can be applied from the network core to end-user access points, and which allow network operators to scale capacity, increase transmission speeds, allocate traffic efficiently and adapt dynamically to changing end-user service demands. To complement our Networking Platforms, we offer Platform Software, which includes our Navigator Network Control SuiteTM (“Navigator NCS”), which we previously referred to as Manage, Control, and Plan (MCP), and applications that deliver advanced multi-layer domain control and operations. Through our Blue Planet Software, we also enable complete service lifecycle management automation with productized operational support systems (OSS), which include inventory, orchestration and assurance solutions that help our customers to achieve closed loop automation across multi-vendor and multi-domain environments.

Order Volumes

For large portions of fiscal 2021 and fiscal 2022, we received an unprecedented volume of orders for our products and services, which significantly exceeded our revenue and historical order volumes. We believe some portion of these orders reflected customer acceleration of future orders due to a constrained supply environment, as well as orders that were delayed due to the dynamics of the COVID-19 pandemic. Our order volumes began to moderate in the fourth quarter of fiscal 2022, and we experienced order levels below revenue during fiscal 2023 and the first half of fiscal 2024, particularly from our communications service provider customers. Our expected return to more typical order patterns with our communications service provider customers is taking longer than anticipated. We believe this is, in part, due to communications service providers in North America working through relatively high levels of inventory previously acquired, which has been made more difficult due to challenges installing and deploying equipment, including site readiness and access to fiber or other resources. In addition, in certain international geographies, we believe that caution driven by macroeconomic concerns and market-specific issues are contributing to lower-than-expected order volumes from communications service providers. We expect these dynamics with our communications service provider customers to persist during fiscal 2024 and anticipate that any future improvements to these dynamics will be gradual. Notwithstanding these near-term impacts, we continue to believe that certain trends and shifts in business and consumer behaviors, including enterprise and consumer cloud network adoption, 5G, high-definition video, generative AI, and network operator focus on resilience and automation, represent positive, long-term drivers of bandwidth demand and long-term opportunities for our business.

Backlog and Order Delivery Timing

Historically, a meaningful portion of our quarterly revenue was generated from customer orders received during that same quarter (which we refer to as “book to revenue”) and was therefore less predictable and subject to fluctuation. As a result of elevated order volumes during portions of fiscal 2021 and fiscal 2022, however, our backlog grew from $1.2 billion at the end of fiscal 2020 to $4.2 billion at the end of fiscal 2022. Accordingly, our revenue in recent fiscal years has been more significantly impacted by factors including availability of supply and customer delivery deferrals, as we converted our existing backlog to revenue. As supply chain conditions have improved, and we have been able to increase shipment volumes and reduce lead times, our backlog decreased to $1.9 billion as of the end of the second quarter of fiscal 2024. As backlog consumption reduces and represents a relatively smaller portion of our quarterly revenue, we expect that our reliance upon securing quarterly book to revenue orders will grow, and that increased orders and a return to a more typical composition of our quarterly revenue will be a critical element of any future revenue growth.

The timing, pace, and degree to which we fulfill our backlog will have a significant impact on our revenue and can be affected by factors outside of our control, including customer readiness and willingness to receive shipment against existing orders. During fiscal 2023 and the first half of fiscal 2024, certain customers, including communications service providers and cable and multiservice operators in North America, that had earlier placed significant advanced orders, rescheduled deliveries for a portion of such orders. We believe that this was the result of a number of factors, including the rapid improvement in our delivery lead times as supply chain conditions improved and their capital expenditure and inventory levels. Accordingly, our results for a particular period can be difficult to predict. As a result of these and other factors, the timing of our fulfillment of backlog could cause some volatility in our results of operations and our backlog should not necessarily be viewed as an accurate indicator of revenue for any particular period.

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

Revenue
Revenue and Currency Fluctuations
As a result of the factors impacting order volumes and order delivery timing described under “Overview” above, our revenue declined by 19.6% in the second quarter of fiscal 2024 as compared to the second quarter of fiscal 2023, and 11.0% in the first six months of fiscal 2024 as compared to the first six months of fiscal 2023. In addition, during the second quarter and first six months of fiscal 2024, approximately 15.0% of our revenue was non-U.S. Dollar-denominated primarily including sales in Euros, Canadian Dollars, and Indian Rupees. During the second quarter of fiscal 2024 as compared to the second quarter of fiscal 2023, and during the first six months of fiscal 2024 as compared to the first six months of fiscal 2023, the U.S. Dollar fluctuated against these currencies. As a result of these currency fluctuations, our revenue reported in U.S. Dollars was adversely impacted by approximately $0.6 million, or 0.1%, as compared to the second quarter of fiscal 2023, and increased by approximately $5.5 million, or 0.3% as compared to the first six months of fiscal 2023.
Operating Segment Revenue
The table below sets forth the changes in our operating segment revenue for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Six Months Ended
	April 27, 2024	April 29, 2023	%*	April 27, 2024	April 29, 2023	%*
Revenue:
Networking Platforms
Optical Networking	$560,224	$784,549	(28.6)%	$1,256,072	$1,520,183	(17.4)%
%**	61.5%	69.3%		64.4%	69.4%
Routing and Switching	116,034	130,310	(11.0)%	227,421	249,814	(9.0)%
%**	12.7%	11.5%		11.7%	11.4%
Total Networking Platforms	676,258	914,859	(26.1)%	1,483,493	1,769,997	(16.2)%
%**	74.2%	80.8%		76.1%	80.8%

Platform Software and Services	85,445	69,443	23.0%	175,190	142,888	22.6%
%**	9.4%	6.1%		9.0%	6.6%

Blue Planet Automation Software and Services	14,434	20,567	(29.8)%	28,376	35,973	(21.1)%
%**	1.6%	1.8%		1.5%	1.6%

Global Services
Maintenance Support and Training	77,410	73,160	5.8%	151,525	141,051	7.4%
%**	8.5%	6.5%		7.8%	6.4%
Installation and Deployment	43,785	39,486	10.9%	86,509	74,061	16.8%
%**	4.8%	3.5%		4.4%	3.4%
Consulting and Network Design	13,494	15,140	(10.9)%	23,442	25,206	(7.0)%
%**	1.5%	1.3%		1.2%	1.2%
Total Global Services	134,689	127,786	5.4%	261,476	240,318	8.8%
%**	14.8%	11.3%		13.4%	11.0%

Total revenue	$910,826	$1,132,655	(19.6)%	$1,948,535	$2,189,176	(11.0)%
_____________________________
*    Denotes % change from fiscal 2023 to fiscal 2024
**     Denotes % of total revenue

Quarter ended April 27, 2024 as compared to the quarter ended April 29, 2023
•Networking Platforms segment revenue decreased by $238.6 million, reflecting product line sales decreases of $224.3 million of our Optical Networking products and $14.3 million of our Routing and Switching products.

◦Optical Networking sales decreased, primarily reflecting sales decreases of $188.1 million of our 6500 Packet-Optical Platform, primarily to communications service providers and enterprise customers, $40.0 million of our Waveserver® modular interconnect system, primarily to cloud providers, and $10.5 million of our 5400 family of Packet-Optical Platforms primarily to communications service providers. These sales decreases were partially offset by a sales increase of $13.2 million of our 6500 Reconfigurable Line System (RLS) products, primarily to enterprise customers and cloud providers partially offset by decreased sales to communications service providers.

◦Routing and Switching sales decreased, primarily reflecting sales decreases of $7.9 million of our 3000 and 5000 families of service delivery and aggregation switches and $4.4 million of our virtualization software, primarily to communications service providers.
•Platform Software and Services segment revenue increased by $16.0 million, reflecting sales increases of $9.3 million of our software platforms and $6.7 million in our software maintenance services, both primarily for our Navigator NCS software platform.

•Blue Planet Automation Software and Services segment revenue decreased by $6.1 million reflecting sales decreases of $4.7 million in software platforms and $1.4 million in professional software services, both primarily to communications service providers.
•Global Services segment revenue increased by $6.9 million, primarily reflecting sales increases of $4.3 million of our installation and deployment services and $4.2 million of our maintenance support and training, partially offset by a sales decrease of $1.6 million of our consulting and network design services.
Six months ended April 27, 2024 as compared to the six months ended April 29, 2023
•Networking Platforms segment revenue decreased by $286.5 million, reflecting product line sales decreases of $264.1 million of our Optical Networking products and $22.4 million of our Routing and Switching products.
◦Optical Networking sales decreased, primarily reflecting sales decreases of $366.7 million of our 6500
Packet-Optical Platform, primarily to communications service providers, enterprise customers, cloud providers and cable and multiservice operators, and $14.3 million of our 5400 family of Packet-Optical Platforms, primarily to communications service providers. These sales decreases were partially offset by sales increases of $86.7 million of our 6500 RLS products, primarily to cloud providers, enterprise customers and cable and multiservice operators, and $24.5 million of our Waveserver® products, primarily to cloud providers and cable and multiservice operators.
◦Routing and Switching sales decreased, primarily reflecting a sales decrease of $34.3 million of our virtualization software, primarily to communications service providers. This sales decrease was partially offset by sales increases of $7.1 million of our 8100 Coherent IP networking platforms, primarily to communications service providers and enterprise customers, and $4.6 million of our platform independent software, primarily to communications service providers.
•Platform Software and Services segment revenue increased by $32.3 million, primarily reflecting sales increases of $18.1 million in sales of software platforms and $14.2 million in sales of our software maintenance services, both primarily for our Navigator NCS software platform.
•Blue Planet Automation Software and Services segment revenue decreased by $7.6 million, primarily reflecting a sales decrease in software platforms to communications service providers.
•Global Services segment revenue increased by $21.2 million, primarily reflecting sales increases of $12.4 million of our installation and deployment services and $10.5 million of our maintenance support and training, partially offset by a sales decrease of $1.7 million of our consulting and network design services.

Revenue by Geographic Region

Our operating segments engage in business and operations across three geographic regions: the United States, Canada, the Caribbean and Latin America (“Americas”); Europe, Middle East and Africa (“EMEA”); and Asia Pacific, Japan and India (“APAC”). The geographic distribution of our revenue can fluctuate significantly from period to period, and the timing of revenue recognition for large network projects, particularly outside of the United States, can result in large variations in geographic revenue results in any particular period. The decrease in our Americas region revenue for the quarter and six months ended April 27, 2024 was primarily driven by decreased sales in the United States and Canada. The decrease in our APAC region revenue for the quarter and six months ended April 27, 2024 was primarily driven by decreased sales in India and Australia. The decrease in our EMEA region revenue for the quarter April 27, 2024 was primarily driven by decreased sales in France and the Great Britain. The increase in our EMEA region revenue for the six months ended April 27, 2024 was primarily driven by increased sales in the Netherlands.

The following table reflects our geographic distribution of revenue, principally based on the relevant location for our delivery of products and performance of services. The table sets forth the changes in geographic distribution of revenue for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Six Months Ended
	April 27, 2024	April 29, 2023	%*	April 27, 2024	April 29, 2023	%*
Americas	$662,877	$794,359	(16.6)%	$1,381,075	$1,559,455	(11.4)%
%**	72.8%	70.1%		70.9%	71.2%
EMEA	155,791	173,414	(10.2)%	363,203	326,218	11.3%
%**	17.1%	15.3%		18.6%	14.9%
APAC	92,158	164,882	(44.1)%	204,257	303,503	(32.7)%
%**	10.1%	14.6%		10.5%	13.9%
Total	$910,826	$1,132,655	(19.6)%	$1,948,535	$2,189,176	(11.0)%
_____________________________________
*    Denotes % change from fiscal 2023 to fiscal 2024
**     Denotes % of total revenue

Quarter ended April 27, 2024 as compared to the quarter ended April 29, 2023
•Americas revenue decreased by $131.5 million, primarily reflecting sales decreases of $143.7 million within our Networking Platforms segment and $1.0 million within our Blue Planet Automation Software and Services segment, partially offset by a sales increase of $13.4 million within our Platform Software and Services. The decrease within our Networking Platforms segment reflects product line sales decreases of $133.8 million of our Optical Networking products and $9.9 million of our Routing and Switching products. The decrease within our Optical Networking product line was primarily related to sales decreases of $99.2 million of our 6500 Packet-Optical Platform, primarily to communications service providers, and $23.0 million of our Waveserver® modular interconnect system, primarily to cloud providers. The decrease within our Routing and Switching product line primarily reflects sales decreases of $5.1 million of our 3000 and 5000 families of service delivery and aggregation switches to enterprise customers and cable and multiservice operators, and $4.4 million of our virtualization software, primarily to communications service providers.
•EMEA revenue decreased by $17.6 million, reflecting sales decreases of $17.3 million within our Networking Platforms segment, $5.0 million within our Blue Planet Software and Services segment and $1.1 million within our Platform Software and Services segment, offset by a sales increase of $5.7 million within our Global Services segment. The decrease within our Networking Platforms segment primarily reflects product line sales decreases of $11.6 million of our Optical Networking product line and $5.7 million of our Routing and Switching products. The decrease within our Optical Networking product line was primarily related to a sales decrease of $21.2 million of our 6500 Packet-Optical Platform, primarily to communications service providers and cable and multiservice operators, and $7.6 million of our Waveserver® products, primarily to communications service providers, partially offset by a sales increase of $17.3 million of our 6500 RLS products, primarily to cloud providers.
•APAC revenue decreased by $72.7 million, primarily reflecting a sales decrease of $77.6 million within our Networking Platforms segment, partially offset by increased sales of $3.7 million within our Platform Software and Services segment and $1.3 million within our Global Services segment. The decrease within our Networking Platforms segment primarily reflects a product line sales decrease of $78.9 million of Optical Networking products, which primarily reflects a sales decrease of $67.8 million of our 6500 Packet-Optical Platform, primarily to communications service providers.
Six months ended April 27, 2024 as compared to the six months ended April 29, 2023
•Americas revenue decreased by $178.4 million, reflecting sales decreases of $203.4 million within our Networking Platforms segment and $2.4 million within our Blue Planet Automation Software and Services segment. These sales decreases were partially offset by sales increases of $22.2 million within our Platform Software and Services segment and $5.2 million within our Global Services segment. Our Networking Platforms segment revenue decrease reflects product line sales decreases of $176.1 million of Optical Networking products and $27.3 million of Routing and Switching products. Our Optical Networking revenue primarily reflects a sales decrease of $235.3 million of our 6500 Packet-Optical Platform, primarily to communications service providers and cloud providers, partially offset by sales increases of $50.9 million of our 6500 RLS products, primarily to cloud providers and enterprise customers, and $16.7 million of our Waveserver® modular interconnect system, primarily to communications service providers. Routing and Switching product line sales primarily reflect a sales decrease of $34.3 million of our virtualization software primarily to communications service providers, partially offset by a sales increase of $7.1 million of our 8100 Coherent IP networking platforms, primarily to communications service providers.

•EMEA revenue increased by $37.0 million, reflecting sales increases of $25.2 million within our Networking Platforms segment, $12.8 million within our Global Services segment and $4.3 million within our Platform Software and Services segment. These sales increases were offset by a sales decrease of $5.3 million within our Blue Planet Automation Software and Services segment. Our Networking Platforms segment revenue increase primarily reflects a product line sales increase of $25.2 million of Optical Networking products. Optical Networking revenue primarily reflects sales increases of $30.8 million of our 6500 RLS products primarily to cloud providers and $17.2 million of our Waveserver® products, primarily to cloud providers partially offset by a sales decreases to communication services providers. These sales increases were partially offset by a sales decrease of $23.2 million of our 6500 Packet-Optical Platform, primarily to communications service providers.
•APAC revenue decreased by $99.2 million, primarily reflecting a sales decrease of $108.3 million within our Networking Platforms segment. This sales decrease was partially offset by sales increases of $5.8 million within our Platform Software and Services segment and $3.1 million within our Global Services segment. Our Networking Platforms segment revenue decrease primarily reflects a product line sales decrease of $113.2 million of Optical Networking products, including a sales decrease of $108.2 million of our 6500 Packet-Optical Platform, primarily to communications service providers and enterprise customers.

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

The tables below set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Six Months Ended
	April 27, 2024	April 29, 2023	%*	April 27, 2024	April 29, 2023	%*
Total revenue	$910,826	$1,132,655	(19.6)%	$1,948,535	$2,189,176	(11.0)%
Total cost of goods sold	522,165	644,972	(19.0)%	1,092,912	1,245,547	(12.3)%
Gross profit	$388,661	$487,683	(20.3)%	$855,623	$943,629	(9.3)%
%**	42.7%	43.1%		43.9%	43.1%
_____________________________________
*    Denotes % change from fiscal 2023 to fiscal 2024
**     Denotes % of total revenue

	Quarter Ended			Six Months Ended
	April 27, 2024	April 29, 2023	%*	April 27, 2024	April 29, 2023	%*
Product revenue	$701,316	$935,330	(25.0)%	$1,537,093	$1,813,045	(15.2)%
Product cost of goods sold	415,732	541,883	(23.3)%	882,204	1,042,220	(15.4)%
Product gross profit	$285,584	$393,447	(27.4)%	$654,889	$770,825	(15.0)%
%**	40.7%	42.1%		42.6%	42.5%
_____________________________________
*    Denotes % change from fiscal 2023 to fiscal 2024
**     Denotes % of product revenue

	Quarter Ended			Six Months Ended
	April 27, 2024	April 29, 2023	%*	April 27, 2024	April 29, 2023	%*
Services revenue	$209,510	$197,325	6.2%	$411,442	$376,131	9.4%
Services cost of goods sold	106,433	103,089	3.2%	210,708	203,327	3.6%
Services gross profit	$103,077	$94,236	9.4%	$200,734	$172,804	16.2%
% **	49.2%	47.8%		48.8%	45.9%
_____________________________________
*    Denotes % change from fiscal 2023 to fiscal 2024
**     Denotes % of services revenue

Quarter ended April 27, 2024 as compared to the quarter ended April 29, 2023
•Gross profit decreased by $99.0 million. Gross margin decreased by 40 basis points, primarily due to lower manufacturing efficiencies and higher inventory excess and obsolescence costs, partially offset by improved margins on Platform and Blue Planet software services and product cost reductions.
•Gross profit on products decreased by $107.9 million. Product gross margin decreased by 140 basis points, primarily due to lower manufacturing efficiencies and higher inventory excess and obsolescence costs, partially offset by product cost reductions.
•Gross profit on services increased by $8.8 million. Gross margin increased by 140 basis points, primarily due to increased revenue for Platform software subscription services and higher margins on Blue Planet software services due to improved efficiencies on delivery.
Six months ended April 27, 2024 as compared to the six months ended April 29, 2023
•Gross profit decreased by $88.0 million. Gross margin increased by 80 basis points, primarily due to reduced component costs and improved margins on Blue Planet software, partially offset by higher inventory excess and obsolescence costs and lower manufacturing efficiencies.
•Gross profit on products decreased by $115.9 million. Product gross margin slightly increased by 10 basis points, primarily due to reduced component costs and higher software revenue, partially offset by higher inventory excess and obsolescence costs and lower manufacturing efficiencies.
•Gross profit on services increased by $27.9 million. Services gross margin increased by 290 basis points, primarily due to higher margins on Blue Planet software services due to improved efficiencies on delivery. Additionally, margins on deployment services increased due to increased revenue and efficiencies reducing costs.

Operating Expense
Currency Fluctuations
Approximately 50.3% and 49.1% of our operating expense was non-U.S. Dollar-denominated during the second quarter and first six months of fiscal 2024, respectively, including expenses in Canadian Dollars, Indian Rupees, and Euros. During the second quarter of fiscal 2024, as compared to the second quarter of fiscal 2023, and during the first six months of fiscal 2024, as compared to the first six months of fiscal 2023, the U.S. Dollar fluctuated against these currencies. As a result of these currency fluctuations, our operating expense, net of hedging, reported in U.S. Dollars, was adversely affected by approximately $0.6 million, or 0.1% and $1.5 million, or 0.2%, respectively.
The component elements that comprise each of our operating expense categories in the table below are set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2023 Annual Report. The table below sets forth the changes in operating expense for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Six Months Ended
	April 27, 2024	April 29, 2023	%*	April 27, 2024	April 29, 2023	%*
Research and development	$195,380	$189,993	2.8%	$382,649	$371,723	2.9%
%**	21.5%	16.8%		19.6%	17.0%
Selling and marketing	124,071	125,083	(0.8)%	252,229	248,890	1.3%
%**	13.6%	11.0%		12.9%	11.4%
General and administrative	49,573	50,939	(2.7)%	104,256	101,835	2.4%
%**	5.4%	4.5%		5.4%	4.6%
Significant asset impairments and restructuring costs	15,655	8,153	92.0%	20,626	12,451	65.7%
%**	1.7%	0.7%		1.1%	0.6%
Amortization of intangible assets	7,947	9,845	(19.3)%	15,199	17,286	(12.1)%
%**	0.9%	0.9%		0.8%	0.8%
Acquisition and integration costs	—	857	(100.0)%	—	3,415	(100.0)%
%**	—%	0.1%		—%	0.1%
Total operating expenses	$392,626	$384,870	2.0%	$774,959	$755,600	2.6%
%**	43.1%	34.0%		39.8%	34.5%
_____________________________________
*    Denotes % change from fiscal 2023 to fiscal 2024
**     Denotes % of total revenue

Quarter ended April 27, 2024 as compared to the quarter ended April 29, 2023
•Research and development expense increased by $5.4 million, net of hedging. This increase primarily reflects increases in employee-related compensation costs, net of a lower provision associated with our annual cash incentive compensation plan, and facility and information technology costs.

•Selling and marketing expense decreased by $1.0 million. This decrease primarily reflects decreases in employee-related compensation costs primarily due to lower commission expense and lower provisions associated with our annual cash incentive compensation plan, partially offset by an increase in travel and entertainment costs.
•General and administrative expense decreased by $1.4 million. This decrease primarily reflects a decrease in costs for professional services partially offset by an increase in employee-related compensation costs, net of a lower provision associated with our annual cash incentive compensation plan.
•Significant asset impairments and restructuring costs reflects actions that we have taken with respect to our operations, global workforce, and facilities as part of a business optimization strategy to improve gross margin, constrain operating expense, redesign certain business processes, and restructure real estate facilities. For more information on our restructuring costs, see Note 4 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
•Amortization of intangible assets decreased by $1.9 million, primarily reflecting certain intangible assets having reached the end of their economic lives.
•Acquisition and integration costs in fiscal 2023 reflect financial, legal, and accounting advisors and employee-related costs related to our acquisitions of Benu Networks, Inc. (“Benu”) and Tibit Communications, Inc. (“Tibit”) during the first quarter of fiscal 2023.
Six months ended April 27, 2024 as compared to the six months ended April 29, 2023
•Research and development expense increased by $10.9 million, net of hedging. This increase primarily reflects increases in employee-related compensation costs, net of a lower provision associated with our annual cash incentive compensation plan, facility and information technology costs and higher technology related costs, partially offset by decreased professional services.
•Selling and marketing expense increased by $3.3 million. This increase primarily reflects increases in employee-related compensation costs, net of lower commission expense and lower provisions associated with our annual cash incentive compensation plan, and increases in travel and entertainment costs, partially offset by decreased selling and marketing costs.
•General and administrative expense increased by $2.4 million. This increase primarily reflects an increase in employee-related compensation costs, net of a lower provision associated with our annual cash incentive compensation plan and bad debt expense partially offset by a decrease in costs for professional services.
•Significant asset impairments and restructuring costs reflects actions that we have taken with respect to our operations, global workforce, and facilities as part of a business optimization strategy to improve gross margin, constrain operating expense, redesign certain business processes, and restructure real estate facilities. For more information on our restructuring costs, see Note 4 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
•Amortization of intangible assets decreased by $2.1 million, primarily reflecting certain intangible assets having reached the end of their economic lives.
•Acquisition and integration costs in fiscal 2023 reflect financial, legal, and accounting advisors and employee-related costs related to our acquisitions of Benu and Tibit during the first quarter of fiscal 2023.

Other Items
The table below sets forth the changes in other items for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Six Months Ended
	April 27, 2024	April 29, 2023	%*	April 27, 2024	April 29, 2023	%*
Interest and other income, net	$11,797	$8,551	38.0%	$22,447	$40,524	(44.6)%
%**	1.3%	0.8%		1.2%	1.9%
Interest expense	$23,861	$23,889	(0.1)%	$47,637	$39,759	19.8%
%**	2.6%	2.1%		2.4%	1.8%
Provision for income taxes	$820	$29,821	(97.3)%	$22,776	$54,899	(58.5)%
%**	0.1%	2.6%		1.2%	2.5%
_____________________________________
*    Denotes % change from fiscal 2023 to fiscal 2024
**     Denotes % of total revenue

Quarter ended April 27, 2024 as compared to the quarter ended April 29, 2023
•Interest and other income, net increased by $3.2 million, primarily resulting from higher interest income on our investments partially offset by the impact of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity.
•Interest expense remained relatively unchanged. For more information on our short-term and long-term debt, see Note 13 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
•Provision for income taxes decreased by $29.0 million, and the effective tax rate for the second quarter of fiscal 2024 was lower than the effective tax rate for the second quarter of fiscal 2023, both primarily due to the decrease in pre-tax book income for the quarter.
Six months ended April 27, 2024 as compared to the six months ended April 29, 2023
•Interest and other income, net decreased by $18.1 million, primarily resulting from the remeasurement of our previously held investment in Tibit to fair value, in fiscal 2023, which resulted in a gain on our equity investment of $26.5 million and the impact of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity. These decreases were partially offset by higher interest income on our investments.
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

•Provision for income taxes decreased by $32.1 million, primarily due to the decrease in pre-tax book income for the first six months. The effective tax rate for the first six months of fiscal 2024 was higher than the effective tax rate for the first six months of fiscal 2023, primarily due to a reduction in pre-tax book income in lower tax jurisdictions.

Segment Profit (Loss)

The table below sets forth the changes in our segment profit (loss) for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Six Months Ended
	April 27, 2024	April 29, 2023	%*	April 27, 2024	April 29, 2023	%*
Segment profit (loss):
Networking Platforms	$96,566	$214,754	(55.0)%	$280,341	$416,901	(32.8)%
Platform Software and Services	$54,037	$40,687	32.8%	$112,041	$86,337	29.8%
Blue Planet Automation Software and Services	$(7,763)	$(6,912)	(12.3)%	$(14,832)	$(17,971)	17.5%
Global Services	$50,441	$49,161	2.6%	$95,424	$86,639	10.1%
_____________________________________
*    Denotes % change from fiscal 2023 to fiscal 2024

Quarter ended April 27, 2024 as compared to the quarter ended April 29, 2023

•Networking Platforms segment profit decreased by $118.2 million, primarily due to lower product sales volume and lower gross margin as described above, and increased research and development costs.
•Platform Software and Services segment profit increased by $13.4 million, primarily due to higher sales volume as described above.
•Blue Planet Automation Software and Services segment loss slightly increased, primarily due to lower sales volume, partially offset by improved margins on software services as described above and decreased research and development costs.
•Global Services segment profit increased by $1.3 million, primarily due to higher sales volume.
Six months ended April 27, 2024 as compared to the six months ended April 29, 2023

•Networking Platforms segment profit decreased by $136.6 million, primarily due to lower sales volume and increased research and development costs.
•Platform Software and Services segment profit increased by $25.7 million, primarily due to higher sales volume partially offset by increased research and development costs.
•Blue Planet Automation Software and Services segment loss decreased by $3.1 million, primarily due to higher gross margin on software-related services and decreased research and development costs, partially offset by lower sales volume.
•Global Services segment profit increased by $8.8 million, primarily due to higher sales volume and improved gross margin on deployment services as described above.

Liquidity and Capital Resources
Overview. For the six months ended April 27, 2024, we generated $324.5 million of cash in operating activities. Net income (adjusted for non-cash charges) provided approximately $211.8 million of cash and working capital provided approximately $112.7 million of cash. For additional details, see “Cash Provided By Operating Activities” below.

Cash, cash equivalents and investments increased by $173.2 million during the first six months of fiscal 2024. Cash from operations was partially offset by the following: (i) cash used for stock repurchases under our stock repurchase program of $94.8 million; (ii) cash used to fund our investing activities for capital expenditures totaling $33.5 million; (iii) stock repurchases on vesting of our stock unit awards to employees relating to tax withholding of $22.4 million; and (iv) cash used for our purchase of an equity investment in a privately held technology company of $16.3 million. In addition to cash provided by operating activities, proceeds from the issuance of equity under our employee stock purchase plan provided $16.9 million in cash during the six months ended April 27, 2024.

See Notes 11 and 16 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for information relating to these transactions.

The following table sets forth changes in our cash, cash equivalents and investments in marketable debt securities for the periods indicated (in thousands):

	April 27, 2024	October 28, 2023	Increase
Cash and cash equivalents	$1,091,289	$1,010,618	$80,671
Short-term investments in marketable debt securities	165,620	104,753	60,867
Long-term investments in marketable debt securities	165,960	134,278	31,682
Total cash, cash equivalents, and investments in marketable debt securities	$1,422,869	$1,249,649	$173,220

Principal Sources of Liquidity. Our principal sources of liquidity on hand include our cash, cash equivalents, and investments, which, as of April 27, 2024, totaled $1.4 billion, as well as the unused portion of the Revolving Credit Facility, to which we and certain of our subsidiaries are parties. The Revolving Credit Facility provides for a total commitment of $300.0 million with a maturity date of October 24, 2028. We principally use the Revolving Credit Facility to support the issuance of letters of credit that arise in the ordinary course of our business and for general corporate purposes. As of April 27, 2024, letters of credit totaling $70.5 million were issued under the Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility as of April 27, 2024.
Foreign Liquidity. The amount of cash, cash equivalents and short-term investments held by our foreign subsidiaries was $216.8 million as of April 27, 2024. Approximately $93.0 million of future cash generated from these foreign subsidiaries is expected to be repatriated, with any remaining amount continuing to be indefinitely reinvested. A deferred tax liability related to the expected repatriation amount was accrued in fiscal 2023. There are no other significant temporary differences related to our investment in the foreign subsidiaries for which a deferred tax liability has not been recognized.
Stock Repurchase Authorization. On December 9, 2021, we announced that our Board of Directors authorized a program to repurchase up to $1.0 billion of our common stock, which replaced in its entirety the previous stock repurchase program authorized in fiscal 2019. During the first six months of fiscal 2024, we repurchased an additional $89.0 million of our common stock under the stock repurchase program, and $161.0 million remained under the current repurchase authorization as of April 27, 2024. The amount and timing of any further repurchases under our stock repurchase program are subject to a variety of factors including liquidity, cash flow, stock price, and general business and market conditions. The program may be modified, suspended, or discontinued at any time. See Note 16 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report as well as Item 2 of Part II of this report.
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
Cash Provided By Operating Activities
The following sections set forth the components of our $324.5 million of cash provided by operating activities during the first six months of fiscal 2024:
Net income (adjusted for non-cash charges)
The following table sets forth our net income (adjusted for non-cash charges) during the period (in thousands):

Six Months Ended
April 27, 2024
Net income	$32,698
Adjustments for non-cash charges:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	46,016
Share-based compensation expense	78,075
Amortization of intangible assets	20,726
Deferred taxes	(8,946)
Provision for inventory excess and obsolescence	23,152
Provision for warranty	8,629
Other	11,509
Net income (adjusted for non-cash charges)	$211,859

Working Capital
Working capital provided $112.7 million of cash during the period. The following table sets forth the major components of the cash provided by working capital (in thousands):

Six Months Ended
April 27, 2024
Cash provided by accounts receivable	$155,107
Cash provided by inventories	5,346
Cash used in prepaid expenses and other	(37,441)
Cash used in accounts payable, accruals, and other obligations	(56,064)
Cash provided by deferred revenue	48,641
Cash used in operating lease assets and liabilities, net	(2,899)
Total cash provided by working capital	$112,690

As compared to the end of fiscal 2023:

•The $155.1 million of cash provided by accounts receivable during the first six months of fiscal 2024 primarily reflects increased cash collections and lower sales volume during the first half of fiscal 2024;
•The $5.3 million of cash provided by inventories during the first six months of fiscal 2024 primarily reflects the consumption of raw materials in excess of purchases, partially offset by increases in finished goods and work-in-process inventories from planned fulfillment of customer advance orders for which some deliveries have since been rescheduled as described in “Overview” above;

•The $37.4 million of cash used in prepaid expense and other during the first six months of fiscal 2024 primarily reflects increased prepaid supplier costs, higher maintenance spares, and increased non-trade receivables;
•The $56.1 million of cash used in accounts payable, accruals, and other obligations during the first six months of fiscal 2024 primarily reflects the timing of payments to employees under our annual cash incentive compensation plans;
•The $48.6 million of cash provided by deferred revenue during the first six months of fiscal 2024 represents an increase in advanced payments received on multi-year maintenance contracts from customers prior to revenue recognition; and
•The $2.9 million of cash used in operating lease assets and liabilities, net, during the first six months of fiscal 2024 represents cash paid for operating lease payments in excess of operating lease costs.
Our days sales outstanding (“DSOs”) decreased from 100 for the first six months of fiscal 2023 to 92 for the first six months of fiscal 2024. The calculation of DSOs includes accounts receivables, net and contract assets for unbilled receivables, net included in prepaid expenses and other. Our inventory turns decreased from 1.9 for the first six months of fiscal 2023 to 1.7 for the first six months of fiscal 2024.

Cash Paid for Interest, Net
The following table sets forth the cash paid for interest, net, during the period (in thousands):

Six Months Ended
April 27, 2024
2030 New Term Loan due October 28, 2030(1)	$43,092
2030 Senior Notes due January 31, 2030(2)	8,000
Interest rate swaps(3)	(7,616)
Revolving Credit Facility(4)	374
Finance leases	1,932
Cash paid during period	$45,782

(1) Interest on the 2030 New Term Loan is payable periodically based on the interest period selected for borrowing. The 2030 New Term Loan bears interest at SOFR for the chosen borrowing period plus a spread of 2.00% subject to a minimum SOFR rate of 0.00%. At the end of the second quarter of fiscal 2024, the interest rate on the 2030 New Term Loan was 7.32%.
(2) The 2030 Notes bear interest at a rate of 4.00% per annum and mature on January 31, 2030. Interest is payable on the 2030 Notes in arrears on January 31 and July 31 of each year.
(3) Our interest rate swaps fix the SOFR rate for $350.0 million of our Term Loans at 3.47% through January 2028 and another $350.0 million of our Term Loans at 2.968% through September 2025.
(4) During the first six months of fiscal 2024, we utilized the Revolving Credit Facility to issue certain standby letters of credit and paid nominal commitment fees, interest expense and other administrative charges primarily relating to the Revolving Credit Facility.

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

Purchase Order Obligations. As of April 27, 2024, we had $1.6 billion in outstanding purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule, or adjust these orders. Consequently, only a portion of this amount relates to firm, non-cancelable, and unconditional obligations.

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
As a result of unprecedented order volumes placed by customers to address supply chain constraints and longer delivery lead times, our backlog grew from $1.2 billion at the end of fiscal 2020 to $4.2 billion at the end of fiscal 2022. Our revenue grew by 21% during fiscal 2023 as we consumed a significant portion of this backlog. Customer order volumes rapidly decreased and, throughout much of fiscal 2023 and into the first half of fiscal 2024, we experienced orders that were below our revenue. As a result, our backlog decreased to $1.9 billion as of the end of the second quarter of fiscal 2024. As backlog consumption reduces and represents a relatively smaller portion of our quarterly revenue, we expect to increasingly rely upon securing orders growth, particularly orders that we are able to convert into revenue during the same quarter in which they are received (which we refer to as "book to revenue"). Our future revenue growth will depend on securing increased orders, particularly from our communications service provider customers. Our failure to reach increased order levels, including a more typical composition of our quarterly revenue comprised of book to revenue orders, would adversely affect our revenue and results of operations.

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

The following table provides a summary of repurchases of our common stock during the second quarter of fiscal 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
January 28, 2024 to February 24, 2024	275,982	$55.07	275,982	$202,806
February 25, 2024 to March 23, 2024	308,780	$53.76	308,780	$186,207
March 24, 2024 to April 27, 2024	540,679	$46.65	540,679	$160,984
	1,125,441	$50.67	1,125,441

(1) On December 9, 2021, we announced that our Board of Directors authorized a program to repurchase up to $1.0 billion of our common stock, which replaced in its entirety our previous stock repurchase program. The program may be modified, suspended, or discontinued at any time. During the second quarter of fiscal 2024, we repurchased $57.0 million of our common stock under the stock repurchase program, and we had $161.0 million remaining under the current repurchase authorization as of April 27, 2024. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Liquidity and Capital Resources – Stock Repurchase Authorization” in Item 2 of Part I of this report and Note 16 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for information regarding the stock repurchase programs authorized by our Board of Directors.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the quarter ended April 27, 2024, none of our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified the amount, pricing or timing provisions of any trading arrangement that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

3.1	Fifth Restated Certificate of Incorporation of Ciena Corporation, filed with the Secretary of State of Delaware on June 4, 2024
10.1
Amendment No. 2 to Ciena Corporation 2017 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-36250) filed with the Securities and Exchange Commission on March 26, 2024*

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

Ciena Corporation
Date:	June 6, 2024	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	June 6, 2024	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)