Form 10-Q
period 2024-07-27
CIENA CORP
filed 2024-09-04
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 27, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 30, 2024
Common Stock, par value $0.01 per share	144,427,200

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended
	July 27,	July 29,	July 27,	July 29,
	2024	2023	2024	2023
Revenue:
Products	$729,503	$865,197	$2,266,596	$2,678,242
Services	212,805	202,689	624,247	578,820
Total revenue	942,308	1,067,886	2,890,843	3,257,062
Cost of goods sold:
Products	433,533	516,900	1,315,737	1,559,120
Services	104,830	102,045	315,538	305,372
Total cost of goods sold	538,363	618,945	1,631,275	1,864,492
Gross profit	403,945	448,941	1,259,568	1,392,570
Operating expenses:
Research and development	188,888	189,392	571,537	561,115
Selling and marketing	121,520	118,266	373,749	367,156
General and administrative	58,248	49,349	162,504	151,184
Significant asset impairments and restructuring costs	1,361	4,174	21,987	16,625
Amortization of intangible assets	7,185	9,487	22,384	26,773
Acquisition and integration costs	—	59	—	3,474
Total operating expenses	377,202	370,727	1,152,161	1,126,327
Income from operations	26,743	78,214	107,407	266,243
Interest and other income, net	14,013	10,187	36,460	50,711
Interest expense	(24,401)	(24,060)	(72,038)	(63,819)
Income before income taxes	16,355	64,341	71,829	253,135
Provision for income taxes	2,125	34,608	24,901	89,507
Net income	$14,230	$29,733	$46,928	$163,628
Basic net income per common share	$0.10	$0.20	$0.32	$1.09
Diluted net income per potential common share	$0.10	$0.20	$0.32	$1.09
Weighted average basic common shares outstanding	144,394	149,690	144,876	149,472
Weighted average dilutive potential common shares outstanding	145,361	149,977	145,795	149,867

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Quarter Ended		Nine Months Ended
	July 27,	July 29,	July 27,	July 29,
	2024	2023	2024	2023
Net income	$14,230	$29,733	$46,928	$163,628
Unrealized gain on available-for-sale securities, net of tax	775	378	493	2,075
Unrealized gain (loss) on foreign currency forward contracts, net of tax	(872)	5,124	3,736	9,314
Unrealized gain (loss) on interest rate swaps, net of tax	(13,680)	12,324	(9,615)	5,497
Change in cumulative translation adjustments	(4,686)	10,151	2,961	17,981
Other comprehensive income (loss)	(18,463)	27,977	(2,425)	34,867
Total comprehensive income (loss)	$(4,233)	$57,710	$44,503	$198,495

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	July 27, 2024	October 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$883,365	$1,010,618
Short-term investments	217,810	104,753
Accounts receivable, net of allowance for credit losses of $9.2 million and $11.7 million as of July 27, 2024 and October 28, 2023, respectively.	899,877	1,003,876
Inventories, net	937,399	1,050,838
Prepaid expenses and other	600,008	405,694
Total current assets	3,538,459	3,575,779
Long-term investments	111,833	134,278
Equipment, building, furniture and fixtures, net	299,161	280,147
Operating right-of-use assets	28,717	35,140
Goodwill	444,791	444,765
Other intangible assets, net	174,974	205,627
Deferred tax asset, net	831,682	809,306
Other long-term assets	145,513	116,453
Total assets	$5,575,130	$5,601,495
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$316,599	$317,828
Accrued liabilities and other short-term obligations	347,238	431,419
Deferred revenue	179,457	154,419
Operating lease liabilities	15,565	16,655
Current portion of long-term debt	11,700	11,700
Total current liabilities	870,559	932,021
Long-term deferred revenue	77,628	74,041
Other long-term obligations	171,014	170,407
Long-term operating lease liabilities	26,742	33,259
Long-term debt, net	1,538,315	1,543,406
Total liabilities	2,684,258	2,753,134
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 144,426,873 and 144,829,938 shares issued and outstanding	1,444	1,448
Additional paid-in capital	6,260,095	6,262,083
Accumulated other comprehensive loss	(40,192)	(37,767)
Accumulated deficit	(3,330,475)	(3,377,403)
Total stockholders’ equity	2,890,872	2,848,361
Total liabilities and stockholders’ equity	$5,575,130	$5,601,495

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended
	July 27,	July 29,
	2024	2023
Cash flows provided by (used in) operating activities:
Net income	$46,928	$163,628
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	68,997	69,213
Share-based compensation expense	115,433	95,405
Amortization of intangible assets	30,675	36,274
Deferred taxes	(19,909)	(64,005)
Provision for inventory excess and obsolescence	35,400	18,767
Provision for warranty	14,708	18,860
Gain on equity investments, net	—	(26,368)
Other	11,968	13,694
Changes in assets and liabilities:
Accounts receivable	92,421	(80,399)
Inventories	78,220	(262,345)
Prepaid expenses and other	(221,823)	72,062
Operating lease right-of-use assets	8,963	11,003
Accounts payable, accruals and other obligations	(112,352)	(133,880)
Deferred revenue	28,833	57,547
Short- and long-term operating lease liabilities	(13,290)	(16,596)
Net cash provided by (used in) operating activities	165,172	(27,140)
Cash flows used in investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(53,098)	(83,422)
Purchases of investments	(197,303)	(119,240)
Proceeds from sales and maturities of investments	114,899	150,646
Settlement of foreign currency forward contracts, net	(362)	(3,272)
Purchase of equity investment	(21,682)	—
Acquisition of business, net of cash acquired	—	(230,048)
Net cash used in investing activities	(157,546)	(285,336)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of term loan, net	—	497,500
Payment of long-term debt	(5,850)	(6,448)
Payment of debt issuance costs	(2,554)	(5,422)
Payment of finance lease obligations	(3,004)	(2,830)
Shares repurchased for tax withholdings on vesting of stock unit awards	(33,450)	(29,794)
Repurchases of common stock - repurchase program, net	(125,816)	(57,736)
Proceeds from issuance of common stock	34,292	31,276
Net cash provided by (used in) financing activities	(136,382)	426,546
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,499	9,501
Net increase (decrease) in cash, cash equivalents and restricted cash	(127,257)	123,571
Cash, cash equivalents and restricted cash at beginning of period	1,010,786	994,378
Cash, cash equivalents and restricted cash at end of period	$883,529	$1,117,949
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net	$64,999	$56,709
Cash paid during the period for income taxes, net	$41,736	$68,058
Operating lease payments	$14,672	$18,038
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$35,316	$4,579
Repurchase of common stock in accrued liabilities from repurchase program, net	$1,762	$3,500
Operating right-of-use assets subject to lease liability	$5,326	$9,771
Gain on equity investments, net	$—	$26,368
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at October 28, 2023	144,829,938	$1,448	$6,262,083	$(37,767)	$(3,377,403)	$2,848,361
Net income	—	—	—	—	46,928	46,928
Other comprehensive loss	—	—	—	(2,425)	—	(2,425)
Repurchase of common stock - repurchase program, net	(2,415,438)	(24)	(118,243)	—	—	(118,267)
Issuance of shares from employee equity plans	2,730,328	27	34,265	—	—	34,292
Share-based compensation expense	—	—	115,433	—	—	115,433
Shares repurchased for tax withholdings on vesting of stock unit awards	(717,955)	(7)	(33,443)	—	—	(33,450)
Balance at July 27, 2024	144,426,873	$1,444	$6,260,095	$(40,192)	$(3,330,475)	$2,890,872

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at October 29, 2022	148,412,943	$1,484	$6,390,252	$(46,645)	$(3,632,230)	$2,712,861
Net income	—	—	—	—	163,628	163,628
Other comprehensive income	—	—	—	34,867	—	34,867
Repurchase of common stock - repurchase program, net	(1,441,435)	(14)	(61,222)	—	—	(61,236)
Issuance of shares from employee equity plans	2,429,069	24	31,252	—	—	31,276
Share-based compensation expense	—	—	95,405	—	—	95,405
Shares repurchased for tax withholdings on vesting of stock unit awards	(628,064)	(6)	(29,788)	—	—	(29,794)
Balance at July 29, 2023	148,772,513	$1,488	$6,425,899	$(11,778)	$(3,468,602)	$2,947,007

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

In March 2024, the SEC adopted final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate Related Disclosures for Investors, which will require registrants to provide certain climate-related information in their registration statements and annual reports. The rules will require information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks will also include disclosure of a registrant's greenhouse gas emissions. In addition, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. Disclosures will be required prospectively, with information for prior periods required only to the extent it was previously disclosed in an SEC filing. Ciena is currently evaluating the impact of these final rules on its consolidated financial statements and related disclosures. On April 12, 2024, the final rules were indefinitely delayed pending the completion of judicial review in consolidated proceedings in the U.S. Court of Appeals, Eighth Circuit.

(3)REVENUE
Disaggregation of Revenue

Ciena’s disaggregated revenue as presented below depicts the nature, amount, and timing of revenue for similar groupings of Ciena’s products and services. The sales cycle, contractual obligations, customer requirements, and go-to-market strategies may differ across Ciena’s product lines, resulting in different economic risk profiles for each line.

The tables below set forth Ciena’s disaggregated revenue for the periods indicated (in thousands):

	Quarter Ended July 27, 2024
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Optical Networking	$606,845	$—	$—	$—	$606,845
Routing and Switching	92,692	—	—	—	92,692
Platform Software and Services	—	83,212	—	—	83,212
Blue Planet Automation Software and Services	—	—	25,791	—	25,791
Maintenance Support and Training	—	—	—	74,344	74,344
Installation and Deployment	—	—	—	46,484	46,484
Consulting and Network Design	—	—	—	12,940	12,940
Total revenue by product line	$699,537	$83,212	$25,791	$133,768	$942,308

Timing of revenue recognition:
Products and services at a point in time	$699,537	$18,766	$11,614	$9,833	$739,750
Services transferred over time	—	64,446	14,177	123,935	202,558
Total revenue by timing of revenue recognition	$699,537	$83,212	$25,791	$133,768	$942,308

	Quarter Ended July 29, 2023
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Optical Networking	$718,997	$—	$—	$—	$718,997
Routing and Switching	127,563	—	—	—	127,563
Platform Software and Services	—	78,880	—	—	78,880
Blue Planet Automation Software and Services	—	—	13,167	—	13,167
Maintenance Support and Training	—	—	—	72,887	72,887
Installation and Deployment	—	—	—	46,840	46,840
Consulting and Network Design	—	—	—	9,552	9,552
Total revenue by product line	$846,560	$78,880	$13,167	$129,279	$1,067,886

Timing of revenue recognition:
Products and services at a point in time	$846,560	$15,980	$2,832	$11,886	$877,258
Services transferred over time	—	62,900	10,335	117,393	190,628
Total revenue by timing of revenue recognition	$846,560	$78,880	$13,167	$129,279	$1,067,886

	Nine Months Ended July 27, 2024
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Optical Networking	$1,862,917	$—	$—	$—	$1,862,917
Routing and Switching	320,113	—	—	—	320,113
Platform Software and Services	—	258,402	—	—	258,402
Blue Planet Automation Software and Services	—	—	54,167	—	54,167
Maintenance Support and Training	—	—	—	225,869	225,869
Installation and Deployment	—	—	—	132,993	132,993
Consulting and Network Design	—	—	—	36,382	36,382
Total revenue by product line	$2,183,030	$258,402	$54,167	$395,244	$2,890,843

Timing of revenue recognition:
Products and services at a point in time	$2,183,030	$69,149	$15,530	$29,904	$2,297,613
Services transferred over time	—	189,253	38,637	365,340	593,230
Total revenue by timing of revenue recognition	$2,183,030	$258,402	$54,167	$395,244	$2,890,843

	Nine months ended July 29, 2023
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Optical Networking	$2,239,180	$—	$—	$—	$2,239,180
Routing and Switching	377,378	—	—	—	377,378
Platform Software and Services	—	221,768	—	—	221,768
Blue Planet Automation Software and Services	—	—	49,139	—	49,139
Maintenance Support and Training	—	—	—	213,938	213,938
Installation and Deployment	—	—	—	120,901	120,901
Consulting and Network Design	—	—	—	34,758	34,758
Total revenue by product line	$2,616,558	$221,768	$49,139	$369,597	$3,257,062

Timing of revenue recognition:
Products and services at a point in time	$2,616,558	$48,290	$14,143	$36,553	$2,715,544
Services transferred over time	—	173,478	34,996	333,044	541,518
Total revenue by timing of revenue recognition	$2,616,558	$221,768	$49,139	$369,597	$3,257,062

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
For the periods indicated, Ciena’s geographic distribution of revenue was as follows (in thousands):

	Quarter Ended		Nine Months Ended
	July 27,	July 29,	July 27,	July 29,
	2024	2023	2024	2023
Geographic distribution:
Americas	$718,605	$749,479	$2,099,680	$2,308,934
EMEA	135,009	152,834	498,212	479,053
APAC	88,694	165,573	292,951	469,075
Total revenue by geographic distribution	$942,308	$1,067,886	$2,890,843	$3,257,062
Ciena’s revenue includes $676.0 million and $685.8 million of United States revenue for the third quarter of fiscal 2024 and 2023, respectively. For the nine months ended July 27, 2024 and July 29, 2023, United States revenue was $2.0 billion and $2.1 billion, respectively. No other country accounted for 10% or more of total revenue for the periods indicated in the above table.
For the periods indicated, the only customers that accounted for at least 10% of Ciena’s revenue were as follows (in thousands):

	Quarter Ended		Nine Months Ended
	July 27,	July 29,	July 27,	July 29,
	2024	2023	2024	2023
Cloud Provider	$137,184	$124,897	$331,631	$369,678
AT&T	113,082	n/a	324,787	357,382
Total	$250,266	$124,897	$656,418	$727,060

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
•Optical Networking - includes the 6500 Packet-Optical Platform, the Waveserver® modular interconnect system, the 6500 Reconfigurable Line System (RLS), the 5400 family of Packet-Optical Platforms, and the Coherent ELS open line system. This product line also includes the WaveLogic 5 Nano (WL5n) 100G-400G coherent pluggable transceivers.

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

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities (deferred revenue) from contracts with customers as of the dates indicated (in thousands):

	Balance at July 27, 2024	Balance at October 28, 2023
Accounts receivable, net	$899,877	$1,003,876
Contract assets for unbilled accounts receivable, net	$142,769	$150,312
Deferred revenue	$257,085	$228,460

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

Deferred revenue represents contract liabilities and consists of advanced payments against non-cancelable customer orders received prior to revenue recognition. Ciena recognized approximately $130.5 million and $119.8 million of revenue during the first nine months of fiscal 2024 and 2023, respectively, that was included in the deferred revenue balance as of October 28, 2023 and October 29, 2022, respectively. Revenue recognized due to changes in transaction price from performance obligations satisfied or partially satisfied in previous periods was immaterial during the nine months ended July 27, 2024 and July 29, 2023.

Capitalized Contract Acquisition Costs

Capitalized contract acquisition costs consist of deferred sales commissions, and were $25.5 million and $30.2 million as of July 27, 2024 and October 28, 2023, respectively. Capitalized contract acquisition costs were included in (i) prepaid expenses and other, and (ii) other long-term assets. The amortization expense associated with these costs was $22.9 million and $26.0 million during the first nine months of fiscal 2024 and 2023, respectively, and was included in selling and marketing expense on the Condensed Consolidated Statements of Operations.

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) are comprised of non-cancelable customer purchase orders for products and services that are awaiting transfer of control for revenue recognition under the applicable contract terms. As of July 27, 2024, the aggregate amount of RPO was $1.6 billion. As of July 27, 2024, Ciena expects approximately 78% of the RPO balance to be recognized as revenue within the next 12 months.

(4)SIGNIFICANT ASSET IMPAIRMENT AND RESTRUCTURING COSTS

Restructuring Costs

Ciena has undertaken a number of restructuring activities intended to reduce expense and to align its workforce and costs with market opportunities, product development, and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in accrued liabilities and other short-term obligations on the Condensed Consolidated Balance Sheets, for the nine months ended July 27, 2024 (in thousands):

	Workforce reduction		Other restructuring activities		Total
Balance at October 28, 2023	$1,913		$—		$1,913
Charges	13,708	(1)	8,279	(2)	21,987
Cash payments	(14,379)		(8,279)		(22,658)
Balance at July 27, 2024	$1,242		$—		$1,242
Current restructuring liabilities	$1,242		$—		$1,242

(1) Reflects a global workforce reduction of approximately 390 employees during the nine months ended July 27, 2024 as part of a business optimization strategy to improve gross margin, constrain operating expense and redesign certain business processes.
(2) Primarily represents costs related to restructured real estate facilities and the redesign of certain business processes associated with Ciena’s supply chain and distribution structure reorganization.

The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in accrued liabilities and other short-term obligations on the Condensed Consolidated Balance Sheets for the nine months ended July 29, 2023 (in thousands):

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

(5)INTEREST AND OTHER INCOME, NET
The components of interest and other income, net, are as follows for the periods indicated (in thousands):

	Quarter Ended		Nine Months Ended
	July 27,	July 29,	July 27,	July 29,
	2024	2023	2024	2023
Interest income	$15,876	$12,835	$46,309	$30,365
Gains (losses) on non-hedge designated foreign currency forward contracts	519	1,679	2,517	(2,885)
Foreign currency exchange losses	(1,611)	(4,031)	(11,215)	(2,927)
Gain (loss) on equity investments, net	—	(87)	—	26,368
Other	(771)	(209)	(1,151)	(210)
Interest and other income, net	$14,013	$10,187	$36,460	$50,711

During the first quarter of fiscal 2023, the acquisition of Tibit Communications, Inc. (“Tibit”) by Ciena triggered the remeasurement of Ciena’s previously held investment in Tibit to fair value, which resulted in Ciena recognizing a gain on its equity investment of $26.5 million.

Ciena Corporation, as the U.S. parent entity, uses the U.S. Dollar as its functional currency; however, some of its foreign branch offices and subsidiaries use local currencies as their functional currencies. During the first nine months of fiscal 2024 and fiscal 2023, Ciena recorded $11.2 million and $2.9 million, respectively, in foreign currency exchange rate losses as a result of monetary assets and liabilities that were transacted in a currency other than Ciena’s functional currency. The related remeasurement adjustments were recorded in interest and other income, net, on the Condensed Consolidated Statements of Operations. From time to time, Ciena uses foreign currency forwards to hedge this type of balance sheet exposure. These forwards are not designated as hedges for accounting purposes, and any net gain or loss associated with these derivatives is reported in interest and other income, net, on the Condensed Consolidated Statements of Operations. During the first nine months of fiscal 2024, Ciena recorded gains of $2.5 million from non-hedge designated foreign currency forward contracts. During the first nine months of fiscal 2023, Ciena recorded losses of $2.9 million from non-hedge designated foreign currency forward contracts.

(6) INCOME TAXES

The effective tax rate for the third quarter and nine months ended July 27, 2024 was lower than the effective tax rate for the third quarter and nine months ended July 29, 2023, primarily due to the reduction in the amount of research and development expenses capitalized with respect to foreign subsidiaries.

(7)CASH EQUIVALENT, SHORT-TERM AND LONG-TERM INVESTMENTS

As of the dates indicated, investments classified as available-for-sale are comprised of the following (in thousands):

	July 27, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$260,879	$250	$(119)	$261,010
Corporate debt securities	57,791	64	(19)	57,836
Time deposits	96,127	7	—	96,134
	$414,797	$321	$(138)	$414,980

Included in cash equivalents	$85,337	$—	$—	$85,337
Included in short-term investments	217,761	158	(109)	217,810
Included in long-term investments	111,699	163	(29)	111,833
	$414,797	$321	$(138)	$414,980

	October 28, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$170,260	$28	$(379)	$169,909
Corporate debt securities	59,683	1	(115)	59,569
Time deposits	138,830	4	(5)	138,829
	$368,773	$33	$(499)	$368,307

Included in cash equivalents	$129,276	$—	$—	$129,276
Included in short-term investments	105,042	4	(293)	104,753
Included in long-term investments	134,455	29	(206)	134,278
	$368,773	$33	$(499)	$368,307

The following table summarizes the final legal maturities of debt investments as of July 27, 2024 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$303,098	$303,147
Due in 1-2 years	111,699	111,833
	$414,797	$414,980

(8)FAIR VALUE MEASUREMENTS

    As of the dates indicated, the following tables summarize the assets and liabilities that are recorded at fair value on a recurring basis (in thousands):

	July 27, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$427,818	$—	$—	$427,818
Bond mutual fund	160,513	—	—	160,513
Time deposits	96,134	—	—	96,134
Deferred compensation plan assets	15,590	—	—	15,590
U.S. government obligations	—	261,010	—	261,010
Corporate debt securities	—	57,836	—	57,836
Foreign currency forward contracts	—	1,232	—	1,232
Interest rate swaps	—	12,316	—	12,316
Total assets measured at fair value	$700,055	$332,394	$—	$1,032,449

Liabilities:
Foreign currency forward contracts	$—	$7,271	$—	$7,271
Total liabilities measured at fair value	$—	$7,271	$—	$7,271

	October 28, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$661,101	$—	$—	$661,101
Bond mutual fund	104,171	—	—	104,171
Time deposits	138,829	—	—	138,829
Deferred compensation plan assets	11,456	—	—	11,456
U.S. government obligations	—	169,909	—	169,909
Corporate debt securities	—	59,569	—	59,569
Foreign currency forward contracts	—	1,119	—	1,119
Interest rate swaps	—	24,953	—	24,953
Total assets measured at fair value	$915,557	$255,550	$—	$1,171,107

Liabilities:
Foreign currency forward contracts	$—	$14,509	$—	$14,509
Total liabilities measured at fair value	$—	$14,509	$—	$14,509

As of the dates indicated, the assets and liabilities above are presented on Ciena’s Condensed Consolidated Balance Sheets as follows (in thousands):

	July 27, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$669,655	$4,013	$—	$673,668
Short-term investments	14,810	203,000	—	217,810
Prepaid expenses and other	—	1,232	—	1,232
Long-term investments	—	111,833	—	111,833
Other long-term assets	15,590	12,316	—	27,906
Total assets measured at fair value	$700,055	$332,394	$—	$1,032,449

Liabilities:
Accrued liabilities and other short-term obligations	$—	$7,271	$—	$7,271
Total liabilities measured at fair value	$—	$7,271	$—	$7,271

	October 28, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$891,788	$2,760	$—	$894,548
Short-term investments	12,313	92,440	—	104,753
Prepaid expenses and other	—	1,119	—	1,119
Long-term investments	—	134,278	—	134,278
Other long-term assets	11,456	24,953	—	36,409
Total assets measured at fair value	$915,557	$255,550	$—	$1,171,107

Liabilities:
Accrued liabilities and other short-term obligations	$—	$14,509	$—	$14,509
Total liabilities measured at fair value	$—	$14,509	$—	$14,509

Ciena did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

(9) INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	July 27, 2024	October 28, 2023
Raw materials	$612,768	$664,797
Work-in-process	44,364	55,242
Finished goods	313,977	314,168
Deferred cost of goods sold	35,983	66,634
Gross inventories	1,007,092	1,100,841
Reserve for inventory excess and obsolescence	(69,693)	(50,003)
Inventories, net	$937,399	$1,050,838

Ciena has been expanding its manufacturing capacity and had been accumulating raw materials inventory of components that are available, in some cases with expanded lead times, in an effort to prepare Ciena to produce finished goods more quickly upon the easing of supply constraints for certain common components. During the first nine months of fiscal 2024 Ciena reduced its raw materials inventory of components due to the consumption of raw materials in excess of purchases.

Ciena makes estimates about future customer demand for its products when establishing the appropriate reserve for excess and obsolete inventory. For the periods presented, future demand was calculated using both customer backlog and future forecasted sales. Generally, Ciena’s customers may cancel or change their orders with limited advance notice, or they may decide not to accept its products and services, although instances of both cancellation and non-acceptance are rare. Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand, which are affected by changes in Ciena’s strategic direction, discontinuance of a product or introduction of newer versions of products, declines in the sales of or forecasted demand for certain products, and general market conditions. During the first nine months of fiscal 2024, Ciena recorded a provision for inventory excess and obsolescence of $35.4 million, primarily related to a decrease in the forecasted demand for certain Networking Platforms products. Deductions from the provision for excess and obsolete inventory relate primarily to disposal activities.

(10) PREPAID EXPENSES AND OTHER
As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	July 27, 2024	October 28, 2023
Cash advances to contract manufacturers(1)	$182,886	$—
Contract assets for unbilled accounts receivable, net	142,769	150,312
Prepaid VAT and other taxes	112,997	96,724
Prepaid expenses	53,950	58,954
Product demonstration equipment, net(2)	43,854	40,682
Other non-trade receivables	42,482	33,408
Capitalized contract acquisition costs	18,033	23,326
Deferred deployment expense	1,805	1,170
Foreign currency forward contracts	1,232	1,118
	$600,008	$405,694

(1) Amount reflects refundable cash advances to a third-party contract manufacturer for potential future inventory purchases and transition and logistic costs for future asset relocation. Ciena has initiated a strategic reengineering and realignment of its supply chain, including changes to its systems, processes, partners and people, and this cash advance assists in facilitating such activities.

(2) Depreciation of product demonstration equipment was $6.1 million during the first nine months of fiscal 2024 and $5.9 million during the first nine months of fiscal 2023.

For further discussion on contract assets and capitalized contract acquisition costs, see Note 3 above.

(11) OTHER BALANCE SHEET DETAILS

As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	July 27, 2024	October 28, 2023
Maintenance spares inventory, net	$68,100	$54,042
Equity investments(1)	21,730	48
Deferred compensation plan assets	15,590	11,456
Forward starting interest rate swaps	12,316	24,953
Capitalized contract acquisition costs	7,423	6,879
Cloud computing arrangements(2)	6,946	8,589
Deferred debt issuance costs, net	1,806	1,956
Restricted cash	164	168
Other	11,438	8,362
	$145,513	$116,453

(1) Increase is due to an equity investment in a privately held technology company during fiscal 2024.

(2) Amortization of cloud computing arrangements was $3.4 million and $1.9 million during the first nine months of fiscal 2024 and fiscal 2023, respectively.

As of the dates indicated, accrued liabilities and other short-term obligations are comprised of the following (in thousands):

	July 27, 2024	October 28, 2023
Compensation, payroll related tax and benefits	$120,889	$159,530
Warranty	49,933	57,089
Vacation	31,419	29,503
Interest payable	8,806	4,514
Foreign currency forward contracts	7,271	14,509
Income taxes payable	6,537	16,341
Finance lease liabilities	4,306	3,953
Other	118,077	145,980
	$347,238	$431,419

The following table summarizes the activity in Ciena’s accrued warranty for the periods indicated (in thousands):

	Beginning Balance	Current Period Provisions	Settlements	Ending Balance
Nine Months Ended July 29, 2023	$45,503	18,860	(14,859)	$49,504
Nine Months Ended July 27, 2024	$57,089	14,708	(21,864)	$49,933
As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	July 27, 2024	October 28, 2023
Products	$20,081	$28,353
Services	237,004	200,107
Total deferred revenue	257,085	228,460
Less current portion	(179,457)	(154,419)
Long-term deferred revenue	$77,628	$74,041

(12) DERIVATIVE INSTRUMENTS

Foreign Currency Derivatives

Ciena conducts business globally in numerous currencies, and thus is exposed to adverse foreign currency exchange rate changes. To hedge this exposure, Ciena enters into foreign currency contracts. Ciena does not enter into such contracts for speculative purposes.

As of July 27, 2024 and October 28, 2023, Ciena had forward contracts to hedge its foreign exchange exposure in order to reduce variability in certain currencies for expenses principally related to research and development activities. The notional amount of these contracts was approximately $286.2 million and $367.3 million as of July 27, 2024 and October 28, 2023, respectively. These foreign exchange contracts have maturities of 24 months or less and have been designated as cash flow hedges.

As of July 27, 2024 and October 28, 2023, Ciena had forward contracts designated as net investment hedges to minimize the effect of foreign exchange rate movements on its net investments in foreign operations. In April 2024, Ciena terminated a portion of its existing net investment hedges for a cash loss of $0.6 million, which was recorded to Other Comprehensive Income (Loss). Ciena replaced its terminated net investment hedges with new net investment hedges. The notional amount of these contracts was approximately $65.7 million and $48.0 million as of July 27, 2024 and October 28, 2023, respectively. These foreign exchange contracts have maturities of 36 months or less and have been designated as net investment hedges.

As of July 27, 2024 and October 28, 2023, Ciena had forward contracts in place to hedge its foreign exchange exposure in order to reduce the variability in various currencies of certain balance sheet items. The notional amount of these contracts was approximately $142.6 million and $226.3 million as of July 27, 2024 and October 28, 2023, respectively. These foreign exchange contracts have maturities of 12 months or less and have not been designated as hedges for accounting purposes.

Interest Rate Derivatives

Ciena is exposed to floating rates of interest on its term loan borrowings (see Note 13 below) and has hedged such risk by entering into floating-to-fixed interest rate swap arrangements.

In April 2022, Ciena entered into forward starting interest rate swaps to fix the Secured Overnight Financing Rate (“SOFR”) for the first $350.0 million of its floating rate debt at 2.968% from September 2023 through September 2025 (“2025 interest rate swaps”). The total notional amount of the 2025 interest swaps was $350.0 million as of July 27, 2024 and October 28, 2023.

In January 2023, Ciena entered into interest rate swaps to fix SOFR for an additional $350.0 million of its floating rate debt at 3.47% through January 2028. The total notional amount of these interest rate swaps in effect as of July 27, 2024 and October 28, 2023 was $350.0 million.

In December 2023, Ciena entered into forward starting interest rate swaps to fix SOFR for an additional $350.0 million of its floating rate debt at 3.287% from September 2025 through December 2028 (“2028 forward starting interest rate swaps”). The total notional amount of the 2028 forward starting interest rate swaps effective September 2025 was $350.0 million as of July 27, 2024.

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

The net carrying value of the 2030 New Term Loan was comprised of the following as of the date indicated (in thousands):

	July 27, 2024				October 28, 2023
	Principal Balance	Unamortized Discount	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
2030 New Term Loan	$1,164,150	$(4,560)	$(5,830)	$1,153,760	$1,159,371

Deferred debt issuance costs that were deducted from the carrying amount of the 2030 New Term Loan totaled $5.8 million as of July 27, 2024 and $5.5 million at October 28, 2023. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the 2030 New Term Loan. The amortization of deferred debt issuance costs for the 2030 New Term Loan is included in interest expense and was approximately $0.7 million during the first nine months of fiscal 2024.

As of July 27, 2024, the estimated fair value of the 2030 New Term Loan was $1.2 billion. The 2030 New Term Loan is categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its 2030 New Term Loan using a market approach based on observable inputs, such as current market transactions involving comparable securities.

Refinanced Term Loans

The proceeds of the 2030 New Term Loan, net of original issuance discount, was used to repay in full $1.2 billion of outstanding principal of the 2025 Term Loan (as defined below) and the 2030 Term Loan (as defined below), together the Refinanced Term Loans, including accrued interest.

2025 Term Loan

On January 19, 2023, pursuant to the Incremental Agreement (as defined below) to the Credit Agreement, the Credit Agreement was amended to replace the London Interbank Offered Rate (LIBOR) with SOFR for Ciena’s senior secured term loan maturing on September 28, 2025 (the “2025 Term Loan”) in response to pending impact of FASB Accounting Standards Codification 848, Reference Rate Reform. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate method, through the maturity of the 2025 Term Loan. The amortization of deferred debt issuance costs for the 2025 Term Loan is included in interest expense, and was $0.5 million for the first nine months of fiscal 2023.

2030 Term Loan

On January 19, 2023, Ciena entered into an Incremental Joinder and Amendment Agreement (the “Incremental Agreement”) to its Credit Agreement, dated July 15, 2014, as amended, by and among Ciena, the lenders party thereto and Bank of America, N.A., as administrative agent, pursuant to which Ciena incurred a new tranche of senior secured term loans in an aggregate principal amount of $500.0 million and maturing on January 19, 2030 (the “2030 Term Loan”). Net of original issue discount and debt issuance costs, the $492.3 million in proceeds from the 2030 Term Loan were used for general corporate purposes. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate method, through the maturity of the 2030 Term Loan. The amortization of deferred debt issuance costs for the 2030 Term Loan is included in interest expense, and was $0.4 million for the first nine months of fiscal 2023.

Outstanding Senior Notes Payable

2030 Notes

On January 18, 2022, Ciena entered into an indenture among Ciena, as issuer, certain domestic subsidiaries of Ciena, as guarantors, and U.S. Bank National Association, as trustee, pursuant to which Ciena issued $400.0 million in aggregate principal amount of 4.00% fixed-rate senior notes due 2030 (the “2030 Notes”).

The net carrying value of the 2030 Notes was comprised of the following as of the dates indicated (in thousands):

	July 27, 2024			October 28, 2023
	Principal Balance	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
2030 Notes	$400,000	$(3,745)	$396,255	$395,735

Deferred debt issuance costs that were deducted from the carrying amount of the 2030 Notes totaled $3.7 million as of July 27, 2024 and $4.3 million as of October 28, 2023. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the 2030 Notes. The amortization of deferred debt issuance costs for the 2030 Notes is included in interest expense, and was approximately $0.5 million during both the first nine months of fiscal 2024 and fiscal 2023.

As of July 27, 2024, the estimated fair value of the 2030 Notes was $367.0 million. The 2030 Notes are categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its 2030 Notes using a market approach based on observable inputs, such as current market transactions involving comparable securities.

(14)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (“AOCI”), net of tax, for the nine months ended July 27, 2024 (in thousands):

	Unrealized Gain (Loss) on
	Available-for-sale Securities	Foreign Currency Forward Contracts	Interest Rate Swaps	Cumulative Translation Adjustment	Total
Balance at October 28, 2023	$(372)	$(8,156)	$18,962	$(48,201)	$(37,767)
Other comprehensive gain (loss) before reclassifications	493	(112)	1,728	2,961	5,070
Amounts reclassified from AOCI	—	3,848	(11,343)	—	(7,495)
Balance at July 27, 2024	$121	$(4,420)	$9,347	$(45,240)	$(40,192)

The following table summarizes the changes in AOCI, net of tax, for the nine months ended July 29, 2023 (in thousands):

	Unrealized Gain (Loss) on
	Available-for-sale Securities	Foreign Currency Forward Contracts	Interest Rate Swaps	Cumulative Translation Adjustment	Total
Balance at October 29, 2022	$(2,965)	$(10,197)	$9,397	$(42,880)	$(46,645)
Other comprehensive gain before reclassifications	2,075	17,070	11,763	17,981	48,889
Amounts reclassified from AOCI	—	(7,756)	(6,266)	—	(14,022)
Balance at July 29, 2023	$(890)	$(883)	$14,894	$(24,899)	$(11,778)

All amounts reclassified from AOCI, related to settlements on foreign currency forward contracts designated as cash flow hedges, impacted research and development expense on the Condensed Consolidated Statements of Operations. All amounts reclassified from AOCI, related to settlements on interest rate swaps designated as cash flow hedges, impacted interest and other income, net, on the Condensed Consolidated Statements of Operations.

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

The following table presents the calculation of Basic and Diluted EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	July 27,	July 29,	July 27,	July 29,
	2024	2023	2024	2023
Net income	$14,230	$29,733	$46,928	$163,628
Basic weighted average shares outstanding	144,394	149,690	144,876	149,472
Effect of dilutive potential common shares	967	287	919	395
Diluted weighted average shares	145,361	149,977	145,795	149,867
Basic EPS	$0.10	$0.20	$0.32	$1.09
Diluted EPS	$0.10	$0.20	$0.32	$1.09
Antidilutive employee share-based awards, excluded	690	3,383	1,286	2,567

(16) STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On December 9, 2021, Ciena announced that its Board of Directors authorized a program to repurchase up to $1.0 billion of its common stock.

Under this program, during the first nine months of fiscal 2024, Ciena repurchased an additional 2.4 million shares of its common stock for an aggregate purchase price of approximately $118.0 million which equates to an average price of $48.86 per share. As of July 27, 2024, Ciena (i) has repurchased 16.5 million shares for an aggregate purchase price of $868.0 million at an average price of $52.54 per share and (ii) has an aggregate of $132.0 million authorized and remaining under its stock repurchase program. Ciena is required to allocate the purchase price for the shares of Ciena’s stock repurchased as a reduction of common stock and additional paid-in capital.

Stock Repurchases Related to Stock Unit Award Tax Withholdings
Ciena repurchases shares of its common stock to satisfy employee tax withholding obligations due on vesting of stock unit awards. The related purchase price of $33.4 million for the shares of Ciena’s stock repurchased during the first nine months of fiscal 2024 is reflected as a reduction to stockholders’ equity. Ciena is required to allocate the purchase price of the repurchased shares as a reduction of common stock and additional paid-in capital.

(17) SHARE-BASED COMPENSATION EXPENSE

At Ciena’s 2024 Annual Meeting of Stockholders on March 21, 2024, Ciena’s stockholders approved an amendment to the Ciena Corporation 2017 Omnibus Incentive Plan (the “2017 Plan”), effective as of such date, to (i) increase the number of shares available for issuance thereunder by 10.1 million shares, and (ii) increase the recoupment period for misconduct relating to accounting restatements from 12 months to three years. As of July 27, 2024, the total number of shares authorized for issuance under the 2017 Plan is 31.2 million and approximately 10.9 million shares remained available for issuance thereunder.

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended		Nine Months Ended
	July 27,	July 29,	July 27,	July 29,
	2024	2023	2024	2023
Products	$1,660	$1,118	$4,738	$3,324
Services	3,122	2,687	9,486	7,643
Share-based compensation expense included in cost of goods sold	4,782	3,805	14,224	10,967
Research and development	13,118	10,954	40,064	30,919
Selling and marketing	10,315	8,770	31,786	25,949
General and administrative	9,257	9,377	29,211	27,313
Share-based compensation expense included in operating expense	32,690	29,101	101,061	84,181
Share-based compensation expense capitalized in inventory, net	(114)	127	148	257
Total share-based compensation expense	$37,358	$33,033	$115,433	$95,405

As of July 27, 2024, total unrecognized share-based compensation expense was approximately $251.9 million, which relates to unvested stock unit awards and is expected to be recognized over a weighted-average period of 1.4 years.

(18) SEGMENTS AND ENTITY-WIDE DISCLOSURES
Segment Reporting
Ciena has the following operating segments for reporting purposes: (i) Networking Platforms; (ii) Platform Software and Services; (iii) Blue Planet Automation Software and Services; and (iv) Global Services.
Ciena's long-lived assets, including equipment, building, furniture and fixtures, right-of-use (“ROU”) assets, finite-lived intangible assets, and maintenance spares, are not reviewed by Ciena's chief operating decision maker for purposes of evaluating performance and allocating resources. As of July 27, 2024, equipment, building, furniture and fixtures, net, totaled $299.2 million, and operating ROU assets totaled $28.7 million both of which support asset groups within Ciena’s four operating segments and unallocated selling and general and administrative activities. As of July 27, 2024, finite-lived intangible assets, goodwill, and maintenance spares are assigned to asset groups within the following segments (in thousands):

	July 27, 2024
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Other intangible assets, net	$166,067	—	8,907	—	$174,974
Goodwill	$199,551	156,191	89,049	—	$444,791
Maintenance spares, net	$—	—	—	68,100	$68,100

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
The table below sets forth Ciena’s segment profit (loss) and the reconciliation to net income for the periods indicated (in thousands):

	Quarter Ended		Nine Months Ended
	July 27,	July 29,	July 27,	July 29,
	2024	2023	2024	2023
Segment profit (loss):
Networking Platforms	$106,870	$171,380	$387,211	$588,281
Platform Software and Services	53,131	49,691	165,171	136,028
Blue Planet Automation Software and Services	4,705	(12,072)	(10,127)	(30,044)
Global Services	50,351	50,550	145,776	137,190
Total segment profit	215,057	259,549	688,031	831,455
Less: Non-performance operating expenses
Selling and marketing	121,520	118,266	373,749	367,156
General and administrative	58,248	49,349	162,504	151,184
Significant asset impairments and restructuring costs	1,361	4,174	21,987	16,625
Amortization of intangible assets	7,185	9,487	22,384	26,773
Acquisition and integration costs	—	59	—	3,474
Add: Other non-performance financial items
Interest and other income, net	14,013	10,187	36,460	50,711
Interest expense	(24,401)	(24,060)	(72,038)	(63,819)
Less: Provision for income taxes	2,125	34,608	24,901	89,507
Net income	$14,230	$29,733	$46,928	$163,628

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

	July 27, 2024	October 28, 2023
Canada	$248,024	$229,707
United States	46,781	46,933
Other International	33,073	38,647
Total	$327,878	$315,287

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
Purchase Order Obligations

Ciena has certain advanced orders for supply of certain long lead time components. As of July 27, 2024, Ciena had $1.5 billion in outstanding purchase order commitments to contract manufacturers and component suppliers for inventory. In certain instances, Ciena is permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of this amount relates to firm, non-cancelable and unconditional obligations.

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

Order Volumes

For large portions of fiscal 2021 and fiscal 2022, we received an unprecedented volume of orders for our products and services, which significantly exceeded our revenue and historical order volumes. We believe some portion of these orders reflected customer acceleration of future orders due to long lead times during the constrained supply environment of that period, as well as orders that were delayed due to the dynamics of the COVID-19 pandemic. Our order volumes began to moderate in the fourth quarter of fiscal 2022, and we experienced order levels below revenue during fiscal 2023 and the first half of fiscal 2024, particularly from our communications service provider customers. We believe this was, in part, due to communications service providers in North America working through relatively high levels of inventory previously acquired, which has been made more difficult due to challenges installing and deploying equipment, including site readiness and access to fiber or other resources. In addition, in certain international geographies, we believe that caution driven by macroeconomic concerns and market-specific issues contributed to lower-than-expected order volumes from communications service providers. These dynamics have begun to improve, and order levels relative to revenue increased in the third quarter of fiscal 2024 compared to prior quarters in fiscal 2024, in part due to increased bandwidth demand related to generative AI. We continue to expect that improvements to these dynamics will be gradual and will not be linear. Notwithstanding these near-term impacts, we continue to believe that certain trends and shifts in business and consumer behaviors, including enterprise and consumer cloud network adoption, 5G, high-definition video, generative AI, and network operator focus on resilience and automation, represent positive, long-term drivers of bandwidth demand and long-term opportunities for our business.

Backlog and Order Delivery Timing

Historically, a meaningful portion of our quarterly revenue was generated from customer orders received during that same quarter (which we refer to as “book to revenue”) and was therefore less predictable and subject to fluctuation. As a result of elevated order volumes during portions of fiscal 2021 and fiscal 2022, however, our backlog grew from $1.2 billion at the end of fiscal 2020 to $4.2 billion at the end of fiscal 2022. Accordingly, our revenue in recent fiscal years has been more significantly impacted by factors including availability of supply and customer delivery deferrals, as we converted our existing backlog to revenue. As supply chain conditions have improved, and we have been able to increase shipment volumes and reduce lead times, our backlog decreased to $2.1 billion as of the end of the third quarter of fiscal 2024. As backlog consumption reduces and represents a relatively smaller portion of our quarterly revenue, we expect that our reliance upon securing quarterly book to revenue orders will grow, and that increased orders and a return to a more typical composition of our quarterly revenue will be a critical element of any future revenue growth.

The timing, pace, and degree to which we fulfill our backlog will have a significant impact on our revenue and can be affected by factors outside of our control, including customer readiness and willingness to receive shipment against existing orders. During fiscal 2023 and the first nine months of fiscal 2024, certain customers, including communications service providers and cable and multiservice operators in North America, that had earlier placed significant advanced orders, rescheduled deliveries for a portion of such orders. We believe that this was the result of a number of factors, including the rapid improvement in our delivery lead times as supply chain conditions improved, constraints on customer capital expenditures, and high levels of network equipment inventory held by many of our customers. Accordingly, our results for a particular period can be difficult to predict. As a result of these and other factors, the timing of our fulfillment of backlog could cause some volatility in our results of operations and our backlog should not necessarily be viewed as an accurate indicator of revenue for any particular period.

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

Revenue
Revenue and Currency Fluctuations
As a result of the factors impacting order volumes and order delivery timing described under “Overview” above, our revenue declined by 11.8% in the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023, and 11.2% in the first nine months of fiscal 2024 as compared to the first nine months of fiscal 2023. In addition, during both the third quarter and first nine months of fiscal 2024, approximately 14.4% of our revenue was non-U.S. Dollar-denominated, primarily including sales in Euros, Canadian Dollars, and Indian Rupees. During the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023, the U.S. Dollar primarily strengthened against these and other currencies. As a result of these currency fluctuations, our revenue reported in U.S. Dollars was adversely impacted by approximately $2.5 million, or 0.3%, as compared to the third quarter of fiscal 2023. During the first nine months of fiscal 2024 as compared to the first nine months of fiscal 2023, the U.S. Dollar fluctuated against these and other currencies, however, there was minimal impact as compared to the first nine months of fiscal 2023.
Operating Segment Revenue
The table below sets forth the changes in our operating segment revenue for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	July 27, 2024	July 29, 2023	%*	July 27, 2024	July 29, 2023	%*
Revenue:
Networking Platforms
Optical Networking	$606,845	$718,997	(15.6)%	$1,862,917	$2,239,180	(16.8)%
%**	64.4%	67.3%		64.4%	68.7%
Routing and Switching	92,692	127,563	(27.3)%	320,113	377,378	(15.2)%
%**	9.8%	12.0%		11.1%	11.6%
Total Networking Platforms	699,537	846,560	(17.4)%	2,183,030	2,616,558	(16.6)%
%**	74.2%	79.3%		75.5%	80.3%

Platform Software and Services	83,212	78,880	5.5%	258,402	221,768	16.5%
%**	8.9%	7.4%		8.9%	6.8%

Blue Planet Automation Software and Services	25,791	13,167	95.9%	54,167	49,139	10.2%
%**	2.7%	1.2%		1.9%	1.5%

Global Services
Maintenance Support and Training	74,344	72,887	2.0%	225,869	213,938	5.6%
%**	7.9%	6.8%		7.8%	6.6%
Installation and Deployment	46,484	46,840	(0.8)%	132,993	120,901	10.0%
%**	4.9%	4.4%		4.6%	3.7%
Consulting and Network Design	12,940	9,552	35.5%	36,382	34,758	4.7%
%**	1.4%	0.9%		1.3%	1.1%
Total Global Services	133,768	129,279	3.5%	395,244	369,597	6.9%
%**	14.2%	12.1%		13.7%	11.4%

Total revenue	$942,308	$1,067,886	(11.8)%	$2,890,843	$3,257,062	(11.2)%
_____________________________
*    Denotes % change from fiscal 2023 to fiscal 2024
**     Denotes % of total revenue

Quarter ended July 27, 2024 as compared to the quarter ended July 29, 2023
•Networking Platforms segment revenue decreased by $147.0 million, reflecting product line sales decreases of $112.1 million of our Optical Networking products and $34.9 million of our Routing and Switching products.

◦Optical Networking sales decreased, primarily reflecting sales decreases of $110.0 million of our 6500 Packet-Optical Platform, primarily to communications service providers, enterprise customers and cable and multiservice operators, and $59.7 million of our 6500 Reconfigurable Line System (RLS) products, primarily to cloud providers. These sales decreases were partially offset by a sales increase of $41.5 million of our Waveserver® modular interconnect system, primarily to cloud providers and communications service providers. Also partially offsetting the sales decreases were $17.6 million of increased sales primarily of our WaveLogic 5 Nano 100G-400G coherent pluggable transceivers primarily to cloud providers.

◦Routing and Switching sales decreased, primarily reflecting a sales decrease of $53.3 million of our 3000 and 5000 families of service delivery and aggregation switches primarily to communications service providers, cable and multiservice operators and enterprise customers, partially offset by a sales increase of $20.2 million of our virtualization software, primarily to communications service providers.
•Platform Software and Services segment revenue increased by $4.3 million, reflecting sales increases of $2.8 million of our software platforms and $1.5 million in our software maintenance services, both primarily for our Navigator NCS domain controller solution software platform.

•Blue Planet Automation Software and Services segment revenue increased by $12.6 million reflecting sales increases of $8.5 million in software platforms and $4.1 million in professional software services both primarily for our inventory management (“BPI”) and route optimization and analysis (“ROA”) platforms.
•Global Services segment revenue increased by $4.5 million, primarily reflecting sales increases of $3.4 million of our consulting and network design services and $1.5 million of our maintenance support and training.
Nine months ended July 27, 2024 as compared to the nine months ended July 29, 2023
•Networking Platforms segment revenue decreased by $433.5 million, reflecting product line sales decreases of $376.2 million of our Optical Networking products and $57.3 million of our Routing and Switching products.
◦Optical Networking sales decreased, primarily reflecting sales decreases of $476.7 million of our 6500
Packet-Optical Platform, primarily to communications service providers, enterprise customers, cable and multiservice operators, and cloud providers, and $16.2 million of our 5400 family of Packet-Optical Platforms, primarily to communications service providers. These sales decreases were partially offset by sales increases of $65.9 million of our Waveserver® products, primarily to cloud providers and communications service providers and $27.0 million of our 6500 RLS products, primarily to enterprise customers and cable and multiservice operators, partially offset by a sales decrease to communications service providers. Also partially offsetting the sales decreases were $25.5 million of increased sales primarily of our WaveLogic 5 Nano 100G-400G coherent pluggable transceivers primarily to cloud providers.
◦Routing and Switching sales decreased, primarily reflecting sales decreases of $50.3 million of our 3000 and 5000 families of service delivery and aggregation switches primarily to communications service providers, enterprise customers, and cable and multiservice operators, $14.1 million of our virtualization software, primarily to communications service providers, and $6.6 million of our 8700 Packetwave Platform, primarily to communications service providers. These sales decreases were partially offset by sales increases of $9.0 million of our 8100 Coherent IP networking platforms, primarily to enterprise customers and communications service providers, and $6.4 million of our platform independent software, primarily to communications service providers.
•Platform Software and Services segment revenue increased by $36.6 million, reflecting sales increases of $20.9 million in sales of software platforms and $15.7 million in sales of our software maintenance services, both primarily for our Navigator NCS software platform.
•Blue Planet Automation Software and Services segment revenue increased by $5.0 million, primarily reflecting sales increases of $4.0 million in professional software services primarily for our BPI and ROA platforms and $1.0 million in software platforms.
•Global Services segment revenue increased by $25.6 million, reflecting sales increases of $12.1 million of our installation and deployment services, $11.9 million of our maintenance support and training and $1.6 million of our consulting and network design services.

Revenue by Geographic Region

Our operating segments engage in business and operations across three geographic regions: the United States, Canada, the Caribbean and Latin America (“Americas”); Europe, Middle East and Africa (“EMEA”); and Asia Pacific, Japan and India (“APAC”). The geographic distribution of our revenue can fluctuate significantly from period to period, and the timing of revenue recognition for large network projects, particularly outside of the United States, can result in large variations in geographic revenue results in any particular period. The decrease in our Americas region revenue for the quarter and nine months ended July 27, 2024 was primarily driven by decreased sales in the United States and Canada. The decrease in our APAC region revenue for the quarter and nine months ended July 27, 2024 was primarily driven by decreased sales in India and Australia. The decrease in our EMEA region revenue for the quarter ended July 27, 2024 was primarily driven by decreased sales in the Netherlands and Great Britain. The increase in our EMEA region revenue for the nine months ended July 27, 2024 was partially offset by sales decreases in Great Britain and France.

The following table reflects our geographic distribution of revenue, principally based on the relevant location for our delivery of products and performance of services. The table sets forth the changes in geographic distribution of revenue for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	July 27, 2024	July 29, 2023	%*	July 27, 2024	July 29, 2023	%*
Americas	$718,605	$749,479	(4.1)%	$2,099,680	$2,308,934	(9.1)%
%**	76.3%	70.2%		72.6%	70.9%
EMEA	135,009	152,834	(11.7)%	498,212	479,053	4.0%
%**	14.3%	14.3%		17.3%	14.7%
APAC	88,694	165,573	(46.4)%	292,951	469,075	(37.5)%
%**	9.4%	15.5%		10.1%	14.4%
Total	$942,308	$1,067,886	(11.8)%	$2,890,843	$3,257,062	(11.2)%
_____________________________________
*    Denotes % change from fiscal 2023 to fiscal 2024
**     Denotes % of total revenue

Quarter ended July 27, 2024 as compared to the quarter ended July 29, 2023
•Americas revenue decreased by $30.9 million, primarily reflecting a sales decrease of $41.8 million within our Networking Platforms segment. This sales decrease was offset by sales increases of $4.4 million within our Blue Planet Automation Software and Services segment, $3.4 million within our Global Services segment, and $3.1 million within our Platform Software and Services segment. The decrease within our Networking Platforms segment reflects product line sales decreases of $21.5 million of our Optical Networking products and $20.3 million of our Routing and Switching products. The decrease within our Optical Networking product line was primarily related to sales decreases of $46.5 million of our 6500 Packet-Optical Platform, primarily to communications service providers and cable and multiservice operators, and $37.5 million of our 6500 RLS products, primarily to cloud providers, partially offset by a sales increase of $44.8 million of our Waveserver® modular interconnect system, primarily to cloud providers and communications service providers. Also partially offsetting the sales decreases were $16.7 million of increased sales primarily of our WaveLogic 5 Nano 100G-400G coherent pluggable transceivers primarily to cloud providers. The decrease within our Routing and Switching product line primarily reflects a sales decrease of $40.7 million of our 3000 and 5000 families of service delivery and aggregation switches primarily to communications service providers and enterprise customers, partially offset by a sales increase of $20.2 million of our virtualization software, primarily to communications service providers.
•EMEA revenue decreased by $17.8 million, primarily reflecting a sales decrease of $27.0 million within our Networking Platforms segment, partially offset by a sales increase of $8.5 million within our Blue Planet Software and Services segment. The decrease within our Networking Platforms segment primarily reflects product line sales decreases of $15.9 million of our Routing and Switching products and $11.1 million of our Optical Networking product line. The decrease within our Routing and Switching product line was primarily related to a sales decrease of $14.8 million of our 3000 and 5000 families of service delivery and aggregation switches to communications service providers and cable and multiservice operators. The decrease within our Optical Networking product line was primarily related to a sales decrease of $17.8 million of our 6500 RLS products, primarily to cloud providers, partially offset by a sales increase of $6.2 million of our Waveserver® products, primarily to communications service providers and cloud providers.
•APAC revenue decreased by $76.9 million, primarily reflecting a sales decrease of $78.3 million within our Networking Platforms segment, partially offset by a sales increase of $1.5 million within our Platform Software and Services segment. The decrease within our Networking Platforms segment primarily reflects a product line sales decrease of $79.5 million of Optical Networking products, which primarily reflects sales decreases of $63.6 million of our 6500 Packet-Optical Platform, primarily to enterprise customers and communications service providers and $9.6 million of our Waveserver® products.
Nine months ended July 27, 2024 as compared to the nine months ended July 29, 2023

•Americas revenue decreased by $209.3 million, reflecting sales decreases of $245.2 million within our Networking Platforms segment. This sales decrease was offset by sales increases of $25.3 million within our Platform Software and Services segment, $8.7 million within our Global Services segment and $1.9 million within our Blue Planet Automation Software and Services segment. Our Networking Platforms segment revenue decrease reflects product line sales decreases of $197.6 million of Optical Networking products and $47.6 million of Routing and Switching products. Our Optical Networking revenue primarily reflects a sales decrease of $281.8 million of our 6500 Packet-Optical Platform, primarily to communications service providers, cloud providers and cable and multiservice operators, partially offset by a sales increase of $61.5 million of our Waveserver® modular interconnect system, primarily to communications service providers and cloud providers. Also partially offsetting the sales decrease were $19.9 million of increased sales primarily of our WaveLogic 5 Nano 100G-400G coherent pluggable transceivers primarily to cloud providers and $13.4 million of increased sales of our 6500 RLS products, primarily to enterprise customers and cable and multiservice operators, partially offset by a sales decrease to communications service providers. Routing and Switching product line sales primarily reflect sales decreases of $42.2 million of our 3000 and 5000 families of service delivery and aggregation switches to communications service providers, cable and multiservice operators and enterprise customers and $14.1 million of our virtualization software primarily to communications service providers, partially offset by a sales increase of $8.9 million of our 8100 Coherent IP networking platforms, primarily to enterprise customers and communications service providers.
•EMEA revenue increased by $19.2 million, reflecting sales increases of $13.8 million within our Global Services segment, $4.0 million within our Platform Software and Services segment and $3.2 million within our Blue Planet Automation Software and Services segment. These sales increases were offset by a sales decrease of $1.8 million within our Networking Platforms segment. Our Global Services segment revenue increase primarily reflects sales increases of $7.7 million of our installation and deployment services and $5.3 million of our maintenance support and training.
•APAC revenue decreased by $176.1 million, primarily reflecting a sales decrease of $186.6 million within our Networking Platforms segment. This sales decrease was partially offset by sales increases of $7.3 million within our Platform Software and Services segment and $3.2 million within our Global Services segment. Our Networking Platforms segment revenue decrease primarily reflects a product line sales decrease of $192.8 million of Optical Networking products, including a sales decrease of $171.9 million of our 6500 Packet-Optical Platform, primarily to communications service providers and enterprise customers.

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

The tables below set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	July 27, 2024	July 29, 2023	%*	July 27, 2024	July 29, 2023	%*
Total revenue	$942,308	$1,067,886	(11.8)%	$2,890,843	$3,257,062	(11.2)%
Total cost of goods sold	538,363	618,945	(13.0)%	1,631,275	1,864,492	(12.5)%
Gross profit	$403,945	$448,941	(10.0)%	$1,259,568	$1,392,570	(9.6)%
%**	42.9%	42.0%		43.6%	42.8%
_____________________________________
*    Denotes % change from fiscal 2023 to fiscal 2024
**     Denotes % of total revenue

	Quarter Ended			Nine Months Ended
	July 27, 2024	July 29, 2023	%*	July 27, 2024	July 29, 2023	%*
Product revenue	$729,503	$865,197	(15.7)%	$2,266,596	$2,678,242	(15.4)%
Product cost of goods sold	433,533	516,900	(16.1)%	1,315,737	1,559,120	(15.6)%
Product gross profit	$295,970	$348,297	(15.0)%	$950,859	$1,119,122	(15.0)%
%**	40.6%	40.3%		42.0%	41.8%
_____________________________________
*    Denotes % change from fiscal 2023 to fiscal 2024
**     Denotes % of product revenue

	Quarter Ended			Nine Months Ended
	July 27, 2024	July 29, 2023	%*	July 27, 2024	July 29, 2023	%*
Services revenue	$212,805	$202,689	5.0%	$624,247	$578,820	7.8%
Services cost of goods sold	104,830	102,045	2.7%	315,538	305,372	3.3%
Services gross profit	$107,975	$100,644	7.3%	$308,709	$273,448	12.9%
% **	50.7%	49.7%		49.5%	47.2%
_____________________________________
*    Denotes % change from fiscal 2023 to fiscal 2024
**     Denotes % of services revenue

Quarter ended July 27, 2024 as compared to the quarter ended July 29, 2023
•Gross profit decreased by $45.0 million. Gross margin increased by 90 basis points, primarily due to product cost reductions, improved manufacturing efficiencies and improved margins on Blue Planet software services, partially offset by higher inventory excess and obsolescence costs and a higher concentration of lower margin “common” equipment and photonic sales.
•Gross profit on products decreased by $52.3 million. Product gross margin slightly increased by 30 basis points, primarily due to product cost reductions and improved manufacturing efficiencies partially offset by higher inventory excess and obsolescence costs and a higher concentration of lower margin product mix, as described above.
•Gross profit on services increased by $7.3 million. Gross margin increased by 100 basis points, primarily due to improved margins on Blue Planet software services due to improved efficiencies on delivery, partially offset by lower margins on maintenance support and training.
Nine months ended July 27, 2024 as compared to the nine months ended July 29, 2023
•Gross profit decreased by $133.0 million. Gross margin increased by 80 basis points, primarily due to product cost reductions, improved manufacturing efficiencies and improved margins on Blue Planet software services, partially offset by higher inventory excess and obsolescence costs and a higher concentration of lower margin “common” equipment and photonic sales.
•Gross profit on products decreased by $168.3 million. Product gross margin slightly increased by 20 basis points, primarily due to product cost reductions and improved manufacturing efficiencies partially offset by higher inventory excess and obsolescence costs and a higher concentration of lower margin product mix, as described above.
•Gross profit on services increased by $35.3 million. Services gross margin increased by 230 basis points, primarily due to improved margins on Blue Planet software services due to improved efficiencies on delivery, partially offset by lower margins on maintenance support and training.

Operating Expense
Currency Fluctuations

Approximately 47.7% and 48.7% of our operating expense was non-U.S. Dollar-denominated during the third quarter and first nine months of fiscal 2024, respectively, primarily including expenses in Canadian Dollars, Indian Rupees, and Euros. During the third quarter of fiscal 2024, as compared to the third quarter of fiscal 2023, the U.S. Dollar strengthened against these and other currencies. As a result of these currency fluctuations, our operating expense, net of hedging, reported in U.S. Dollars, slightly decreased by approximately $1.5 million, or 0.4%, as compared to the third quarter of fiscal 2023. During the first nine months of fiscal 2024 as compared to the first nine months of fiscal 2023 the U.S. Dollar primarily strengthened against these and other currencies, however, net of hedging, there was minimal impact as compared to the first nine months of fiscal 2023.

Operating Segment Revenue
The component elements that comprise each of our operating expense categories in the table below are set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2023 Annual Report. The table below sets forth the changes in operating expense for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	July 27, 2024	July 29, 2023	%*	July 27, 2024	July 29, 2023	%*
Research and development	$188,888	$189,392	(0.3)%	$571,537	$561,115	1.9%
%**	20.0%	17.7%		19.8%	17.2%
Selling and marketing	121,520	118,266	2.8%	373,749	367,156	1.8%
%**	12.9%	11.1%		12.9%	11.4%
General and administrative	58,248	49,349	18.0%	162,504	151,184	7.5%
%**	6.2%	4.6%		5.6%	4.6%
Significant asset impairments and restructuring costs	1,361	4,174	(67.4)%	21,987	16,625	32.3%
%**	0.1%	0.4%		0.8%	0.5%
Amortization of intangible assets	7,185	9,487	(24.3)%	22,384	26,773	(16.4)%
%**	0.8%	0.9%		0.8%	0.8%
Acquisition and integration costs	—	59	(100.0)%	—	3,474	(100.0)%
%**	—%	—%		—%	0.1%
Total operating expenses	$377,202	$370,727	1.7%	$1,152,161	$1,126,327	2.3%
%**	40.0%	34.7%		39.9%	34.6%
_____________________________________
*    Denotes % change from fiscal 2023 to fiscal 2024
**     Denotes % of total revenue

Quarter ended July 27, 2024 as compared to the quarter ended July 29, 2023
•Research and development expense decreased by $0.5 million. This decrease primarily reflects decreases in professional services, partially offset by increases in employee-related compensation costs, net of a lower provision associated with our annual cash incentive compensation plan, prototype expense, and facility and information technology costs.

•Selling and marketing expense increased by $3.3 million. This increase primarily reflects increases in employee-related compensation costs primarily due to higher commission expense, partially offset by a decrease in travel and entertainment costs.
•General and administrative expense increased by $8.9 million. This increase primarily reflects an increase in legal fees.
•Significant asset impairments and restructuring costs reflects actions that we have taken with respect to our operations, global workforce, and facilities as part of a business optimization strategy to improve gross margin, constrain operating expense, redesign certain business processes, and restructure real estate facilities.

•Amortization of intangible assets decreased by $2.3 million, primarily reflecting certain intangible assets having reached the end of their economic lives.
•Acquisition and integration costs in fiscal 2023 reflect financial, legal, and accounting advisors and employee-related costs related to our acquisitions of Benu Networks, Inc. (“Benu”) and Tibit Communications, Inc. (“Tibit”) during the first quarter of fiscal 2023.
Nine months ended July 27, 2024 as compared to the nine months ended July 29, 2023
•Research and development expense increased by $10.4 million, net of hedging. This increase primarily reflects increases in employee-related compensation costs, net of a lower provision associated with our annual cash incentive compensation plan, facility and information technology costs and higher technology related costs, partially offset by decreased professional services.
•Selling and marketing expense increased by $6.6 million. This increase primarily reflects increases in employee-related compensation costs and increases in travel and entertainment costs, partially offset by decreased facility and information technology costs and selling and marketing costs.
•General and administrative expense increased by $11.3 million. This increase primarily reflects increases in legal fees, employee-related compensation costs, net of a lower provision associated with our annual cash incentive compensation plan, facility and information technology costs, and bad debt expense.
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
•Amortization of intangible assets decreased by $4.4 million, primarily reflecting certain intangible assets having reached the end of their economic lives.
•Acquisition and integration costs in fiscal 2023 reflect financial, legal, and accounting advisors and employee-related costs related to our acquisitions of Benu and Tibit during the first quarter of fiscal 2023.

Other Items
The table below sets forth the changes in other items for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	July 27, 2024	July 29, 2023	%*	July 27, 2024	July 29, 2023	%*
Interest and other income, net	$14,013	$10,187	37.6%	$36,460	$50,711	(28.1)%
%**	1.5%	1.0%		1.3%	1.6%
Interest expense	$24,401	$24,060	1.4%	$72,038	$63,819	12.9%
%**	2.6%	2.3%		2.5%	2.0%
Provision for income taxes	$2,125	$34,608	(93.9)%	$24,901	$89,507	(72.2)%
%**	0.2%	3.2%		0.9%	2.7%
_____________________________________
*    Denotes % change from fiscal 2023 to fiscal 2024
**     Denotes % of total revenue

Quarter ended July 27, 2024 as compared to the quarter ended July 29, 2023
•Interest and other income, net increased by $3.8 million, primarily resulting from higher interest income on our investments and the impact of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity.
•Interest expense remained relatively unchanged. For more information on our short-term and long-term debt, see Note 13 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

•Provision for income taxes decreased by $32.5 million, primarily due to the decrease in pre-tax book income for the quarter ended July 27, 2024. The effective tax rate for the third quarter of fiscal 2024 was lower than the effective tax rate for the third quarter of fiscal 2023, primarily due to the reduction in the amount of research and development expenses capitalized with respect to foreign subsidiaries.
Nine months ended July 27, 2024 as compared to the nine months ended July 29, 2023
•Interest and other income, net decreased by $14.3 million, primarily resulting from the remeasurement of our previously held investment in Tibit to fair value, in fiscal 2023, which resulted in a gain on our equity investment of $26.5 million and the impact of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity. These decreases were partially offset by higher interest income on our investments.
•Interest expense increased by $8.2 million, primarily due to higher interest rates on our floating rate debt, net of hedging activity, and additional outstanding indebtedness, including the 2030 Term Loan incurred in the first quarter of fiscal 2023. For more information on our short-term and long-term debt, see Note 13 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
•Provision for income taxes decreased by $64.6 million, primarily due to the decrease in pre-tax book income for the first nine months of fiscal 2024. The effective tax rate for the first nine months of fiscal 2024 was lower than the effective tax rate for the first nine months of fiscal 2023, primarily due to a reduction in the amount of research and development expenses capitalized with respect to foreign subsidiaries.

Segment Profit (Loss)

The table below sets forth the changes in our segment profit (loss) for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	July 27, 2024	July 29, 2023	%*	July 27, 2024	July 29, 2023	%*
Segment profit (loss):
Networking Platforms	$106,870	$171,380	(37.6)%	$387,211	$588,281	(34.2)%
Platform Software and Services	$53,131	$49,691	6.9%	$165,171	$136,028	21.4%
Blue Planet Automation Software and Services	$4,705	$(12,072)	139.0%	$(10,127)	$(30,044)	66.3%
Global Services	$50,351	$50,550	(0.4)%	$145,776	$137,190	6.3%
_____________________________________
*    Denotes % change from fiscal 2023 to fiscal 2024

Quarter ended July 27, 2024 as compared to the quarter ended July 29, 2023

•Networking Platforms segment profit decreased by $64.5 million, primarily due to lower product sales volume as described above.
•Platform Software and Services segment profit increased by $3.4 million, primarily due to higher sales volume as described above.
•Blue Planet Automation Software and Services segment profit increased by $16.8 million, primarily due to higher sales volume and improved margins on software services as described above, and decreased research and development costs.
•Global Services segment profit slightly decreased, primarily due to reduced margins on maintenance support and training partially offset by increased sales volume, as described above.
Nine months ended July 27, 2024 as compared to the nine months ended July 29, 2023

•Networking Platforms segment profit decreased by $201.1 million, primarily due to lower product sales volume as described above and increased research and development costs.
•Platform Software and Services segment profit increased by $29.1 million, primarily due to higher sales volume as described above, partially offset by increased research and development costs.

•Blue Planet Automation Software and Services segment loss decreased by $19.9 million, primarily due to higher gross margin on software-related services, increased sales volume, as described above, and decreased research and development costs.
•Global Services segment profit increased by $8.6 million, primarily due to higher sales volume offset by lower gross margin on maintenance support and training as described above.

Liquidity and Capital Resources
Overview. For the nine months ended July 27, 2024, we generated $165.2 million of cash from operations, as our net income (adjusted for non-cash charges) of $304.2 million exceeded our working capital requirements of approximately $139.0 million. For additional details, see “Cash Provided By Operating Activities” below.

Cash, cash equivalents and investments decreased by $36.6 million during the first nine months of fiscal 2024. Cash from operations was partially offset by the following: (i) cash used for stock repurchases under our stock repurchase program of $125.8 million; (ii) cash used to fund our investing activities for capital expenditures totaling $53.1 million; (iii) stock repurchases on vesting of our stock unit awards to employees relating to tax withholding of $33.5 million; and (iv) cash used for our purchase of an equity investment in a privately held technology company of $21.7 million. In addition to cash provided by operating activities, proceeds from the issuance of equity under our employee stock purchase plan provided $34.3 million in cash during the nine months ended July 27, 2024.

See Notes 11 and 16 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for information relating to these transactions.

The following table sets forth changes in our cash, cash equivalents and investments in marketable debt securities for the periods indicated (in thousands):

	July 27, 2024	October 28, 2023	Increase (Decrease)
Cash and cash equivalents	$883,365	$1,010,618	$(127,253)
Short-term investments in marketable debt securities	217,810	104,753	113,057
Long-term investments in marketable debt securities	111,833	134,278	(22,445)
Total cash, cash equivalents, and investments in marketable debt securities	$1,213,008	$1,249,649	$(36,641)

Principal Sources of Liquidity. Our principal sources of liquidity on hand include our cash, cash equivalents, and investments, which, as of July 27, 2024, totaled $1.2 billion, as well as the unused portion of the Revolving Credit Facility, to which we and certain of our subsidiaries are parties. The Revolving Credit Facility provides for a total commitment of $300.0 million with a maturity date of October 24, 2028. We principally use the Revolving Credit Facility to support the issuance of letters of credit that arise in the ordinary course of our business and for general corporate purposes. As of July 27, 2024, letters of credit totaling $72.0 million were issued under the Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility as of July 27, 2024.
Foreign Liquidity. The amount of cash, cash equivalents and short-term investments held by our foreign subsidiaries was $155.9 million as of July 27, 2024. Approximately $93.0 million of future cash generated from these foreign subsidiaries is expected to be repatriated, with any remaining amount continuing to be indefinitely reinvested. A deferred tax liability related to the expected repatriation amount was accrued in fiscal 2023. There are no other significant temporary differences related to our investment in the foreign subsidiaries for which a deferred tax liability has not been recognized.
Stock Repurchase Authorization. On December 9, 2021, we announced that our Board of Directors authorized a program to repurchase up to $1.0 billion of our common stock, which replaced in its entirety the previous stock repurchase program authorized in fiscal 2019. During the first nine months of fiscal 2024, we repurchased an additional $118.0 million of our common stock under the stock repurchase program, and $132.0 million remained under the current repurchase authorization as of July 27, 2024. The amount and timing of any further repurchases under our stock repurchase program are subject to a variety of factors including liquidity, cash flow, stock price, and general business and market conditions. The program may be modified, suspended, or discontinued at any time. See Note 16 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report as well as Item 2 of Part II of this report.

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
Cash Provided By Operating Activities
The following sections set forth the components of our $165.2 million of cash provided by operating activities during the first nine months of fiscal 2024:
Net income (adjusted for non-cash charges)
The following table sets forth our net income (adjusted for non-cash charges) during the period (in thousands):

Nine Months Ended
July 27, 2024
Net income	$46,928
Adjustments for non-cash charges:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	68,997
Share-based compensation expense	115,433
Amortization of intangible assets	30,675
Deferred taxes	(19,909)
Provision for inventory excess and obsolescence	35,400
Provision for warranty	14,708
Other	11,968
Net income (adjusted for non-cash charges)	$304,200

Working Capital
Working capital used $139.0 million of cash during the period. The following table sets forth the major components of the cash used in working capital (in thousands):

Nine Months Ended
July 27, 2024
Cash provided by accounts receivable	$92,421
Cash provided by inventories	78,220
Cash used in prepaid expenses and other	(221,823)
Cash used in accounts payable, accruals, and other obligations	(112,352)
Cash provided by deferred revenue	28,833
Cash used in operating lease assets and liabilities, net	(4,327)
Total cash provided by working capital	$(139,028)

As compared to the end of fiscal 2023:

•The $92.4 million of cash provided by accounts receivable during the first nine months of fiscal 2024 primarily reflects increased cash collections and lower sales volume during the first nine months of fiscal 2024;
•The $78.2 million of cash provided by inventories during the first nine months of fiscal 2024 primarily reflects the consumption of raw materials in excess of purchases;

•The $221.8 million of cash used in prepaid expense and other during the first nine months of fiscal 2024 primarily reflects refundable cash advances to a third-party contract manufacturer. See Note 10 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for information relating to these transactions;
•The $112.4 million of cash used in accounts payable, accruals, and other obligations during the first nine months of fiscal 2024 primarily reflects the timing of payments for inventory purchases, payroll, our annual cash incentive compensation plans and income taxes;
•The $28.8 million of cash provided by deferred revenue during the first nine months of fiscal 2024 represents an increase in advanced payments received on multi-year maintenance contracts from customers prior to revenue recognition; and
•The $4.3 million of cash used in operating lease assets and liabilities, net, during the first nine months of fiscal 2024 represents cash paid for operating lease payments in excess of operating lease costs.
Our days sales outstanding (“DSOs”) increased from 94 for the first nine months of fiscal 2023 to 97 for the first nine months of fiscal 2024. The calculation of DSOs includes accounts receivables, net and contract assets for unbilled receivables, net included in prepaid expenses and other. Our inventory turns increased from 1.7 for the first nine months of fiscal 2023 to 1.9 for the first nine months of fiscal 2024.

Cash Paid for Interest, Net
The following table sets forth the cash paid for interest, net, during the period (in thousands):

Nine Months Ended
July 27, 2024
2030 New Term Loan due October 28, 2030(1)	$64,654
2030 Senior Notes due January 31, 2030(2)	8,000
Interest rate swaps(3)	(11,343)
Revolving Credit Facility(4)	834
Finance leases	2,854
Cash paid during period	$64,999

(1) Interest on the 2030 New Term Loan is payable periodically based on the interest period selected for borrowing. The 2030 New Term Loan bears interest at SOFR for the chosen borrowing period plus a spread of 2.00% subject to a minimum SOFR rate of 0.00%. At the end of the third quarter of fiscal 2024, the interest rate on the 2030 New Term Loan was 7.35%.
(2) The 2030 Notes bear interest at a rate of 4.00% per annum and mature on January 31, 2030. Interest is payable on the 2030 Notes in arrears on January 31 and July 31 of each year.
(3) Our interest rate swaps fix the SOFR rate for $350.0 million of our Term Loan at 3.47% through January 2028 and another $350.0 million of our Term Loan at 2.968% through September 2025.
(4) During the first nine months of fiscal 2024, we utilized the Revolving Credit Facility to issue certain standby letters of credit and paid nominal commitment fees, interest expense and other administrative charges primarily relating to the Revolving Credit Facility.

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

Purchase Order Obligations. As of July 27, 2024, we had $1.5 billion in outstanding purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule, or adjust these orders. Consequently, only a portion of this amount relates to firm, non-cancelable, and unconditional obligations.

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
As a result of unprecedented order volumes placed by customers to address supply chain constraints and longer delivery lead times, our backlog grew from $1.2 billion at the end of fiscal 2020 to $4.2 billion at the end of fiscal 2022. Our revenue grew by 21% during fiscal 2023 as we consumed a significant portion of this backlog. Customer order volumes rapidly decreased and, throughout much of fiscal 2023 and into the first half of fiscal 2024, we experienced orders that were below our revenue. As a result, our backlog decreased to $2.1 billion as of the end of the third quarter of fiscal 2024. As backlog consumption reduces and represents a relatively smaller portion of our quarterly revenue, we expect to increasingly rely upon securing orders growth, particularly orders that we are able to convert into revenue during the same quarter in which they are received (which we refer to as "book to revenue"). Our future revenue growth will depend on securing increased orders, particularly from our communications service provider customers. Our failure to reach increased order levels, including a more typical composition of our quarterly revenue comprised of book to revenue orders, would adversely affect our revenue and results of operations.
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

The following table provides a summary of repurchases of our common stock during the third quarter of fiscal 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
April 28, 2024 to May 25, 2024	412,062	$48.54	412,062	$140,984
May 26, 2024 to June 22, 2024	186,847	$48.17	186,847	$131,985
June 23, 2024 to July 27, 2024	—	$—	—	$131,985
	598,909	$48.42	598,909

(1) On December 9, 2021, we announced that our Board of Directors authorized a program to repurchase up to $1.0 billion of our common stock, which replaced in its entirety our previous stock repurchase program. The program may be modified, suspended, or discontinued at any time. During the third quarter of fiscal 2024, we repurchased $29.0 million of our common stock under the stock repurchase program, and we had $132.0 million remaining under the current repurchase authorization as of July 27, 2024. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Liquidity and Capital Resources – Stock Repurchase Authorization” in Item 2 of Part I of this report and Note 16 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for information regarding the stock repurchase programs authorized by our Board of Directors.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements
During the quarter ended July 27, 2024, none of our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified the amount, pricing or timing provisions of any trading arrangement that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

3.1
Fifth Restated Certificate of Incorporation of Ciena Corporation, filed with the Secretary of State of Delaware on June 4, 2024 (incorporated by reference to Exhibit 3.1 of Ciena’s Quarterly Report on Form 10-Q (Commission File No. 001-36250) filed with the Securities and Exchange Commission on June 6, 2024).

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

Ciena Corporation
Date:	September 4, 2024	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	September 4, 2024	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)