Form 10-K
period 2024-11-02
CIENA CORP
filed 2024-12-20
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	November 2, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of April 26, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6.7 billion based on the closing price of the Common Stock on the New York Stock Exchange on that date.
The number of shares of the registrant’s Common Stock outstanding as of December 13, 2024 was 142,115,595.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K incorporates by reference certain portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this annual report.

CIENA CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED NOVEMBER 2, 2024

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

For a discussion of additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this annual report. We operate in a very competitive and dynamic environment and new risks and uncertainties emerge, are identified or become apparent from time to time, and therefore may not be identified in this annual report. We cannot predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this annual report. You should be aware that the forward-looking statements contained in this annual report are based on our current views and assumptions. We undertake no obligation to revise or update any forward-looking statements made in this annual report to reflect events or circumstances after the date hereof or to reflect new information or the occurrence of unanticipated events, except as required by law. The forward-looking statements in this annual report are intended to be subject to protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Unless the context requires otherwise, references in this annual report to “Ciena,” the “Company,” “we,” “us” and “our” refer to Ciena Corporation.

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

Risks Related to Our Business and Industry
•Our revenue, gross margin, and operating results can fluctuate significantly from quarter to quarter and, if we are not able to secure order growth, our revenue may not reach the levels we anticipate.
•A small number of customers account for a significant portion of our revenue. The loss of one or more of these customers, or a significant reduction in their spending, could have a material adverse effect on our business and results of operations.
•We face intense competition that could impact our sales and results of operations. We expect our competitive landscape to continue to broaden as we seek to expand our addressable market and solutions portfolio.
•Our failure to invest in the right technologies or to get an adequate return on such research and development investment could adversely affect our revenue and profitability.
•We have no guaranteed purchases and regularly must re-win business with existing customers.
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

•If we are unable to adapt our business and solutions offerings to the evolving consumption models of our customers, our competitive position and results of operations could be adversely affected.
•As we introduce technologies that enable us to enter into new markets, we may experience difficulty monetizing these new solutions and be exposed to increased or new forms of competition.
•Our go-to-market activities and the distribution of our WaveLogic coherent modem technology within the market for high-performance transceivers/modems could expose us to increased competition and poses other risks that could adversely affect our existing systems business or results of operations.
•Supply chain challenges and constraints, including for semiconductor components, could adversely impact our growth, gross margins and financial results.
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
•Emerging issues related to the development and use of AI could give rise to legal or regulatory action, damage our reputation, or otherwise materially harm of our business.

Risks Relating to the Macroeconomic Environment and our Global Presence
•Our business and operating results could be adversely affected by unfavorable changes in macroeconomic and market conditions and any reduction in the level of customer spending in response.
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
•We rely on third-party resellers, distributors and service partners, and our failure to manage these relationships effectively could adversely affect our business, results of operations, and relationships with our customers.
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
•We may incur significant costs in response to claims by others that we infringe upon their intellectual property rights.
•Our products incorporate software and other technology under license from third parties, and our business would be adversely affected if this technology were no longer available to us on commercially reasonable terms.
•Data security breaches and cyber-attacks targeting our enterprise technology environment and assets could compromise our intellectual property, technology or other sensitive information and could cause significant damage to our business, reputation and operational capacity.
•We are a party to legal proceedings, investigations and other claims or disputes, which are costly to defend and, if determined adversely to us, could require us to pay fines or damages, undertake remedial measures, or prevent us from taking certain actions, any of which could adversely affect our business.
•Changes in trade policy, including the imposition of tariffs and other import measures, increased export control, sanctions and investment restrictions, and efforts to withdraw from or materially modify international trade agreements, as well as other regulatory efforts impacting the import and sale of foreign equipment, may adversely affect our business, operations and financial condition.

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

Item 1. Business
Overview
We are a network technology company, providing hardware, software, and services to a wide range of network operators and enabling enhanced network capacity, service delivery, and automation. Our solutions support network traffic across a wide range of applications, including cloud, video, data, artificial intelligence (“AI”), and voice. Our network solutions are used globally by communications service providers, cable and multiservice operators, cloud providers, submarine network operators, governments, and enterprises across multiple industry verticals.

Our portfolio is designed to enable the Adaptive Network™, which is our vision for a network end state that leverages a programmable and scalable network infrastructure, driven by software control and automation capabilities, that is informed by network analytics and intelligence. By using our network solutions to transform network infrastructures into dynamic, programmable environments driven by automation and analytics, we believe network operators can realize greater business agility, adapt dynamically to changing end-user service demands, rapidly introduce new revenue-generating services, and scale networks to meet increased traffic demands. Our solutions are also designed to enable network operators to gain valuable, real-time network insights, allowing them to optimize network performance and maximize the return on their network infrastructure investment.

Our solutions include Networking Platforms, including our Optical Networking portfolio and our Routing and Switching portfolio, which can be applied from the network core to end-user access points, and which allow network operators to scale capacity, increase transmission speeds, allocate traffic efficiently, and adapt dynamically to changing end-user service demands. Our Optical Networking portfolio includes products that support long haul and regional networks, submarine and data center interconnect networks, and metro and edge networks. Our Routing and Switching portfolio includes products and solutions that enable efficient Internet Protocol (“IP”) transport in next-generation metro core, aggregation, and access networks, including converged IP, optical, and fiber-based broadband access applications.

To complement our Networking Platforms, we offer Platform Software, which includes our Navigator Network Control Software (“Navigator NCS”) (formerly known as Manage, Control and Plan (“MCP”)) and advanced applications that deliver multi-layer domain control and operations for network operators.
Through our Blue Planet® Automation Software, we also enable complete service lifecycle management automation with productized operational support systems (“OSS”), including inventory, orchestration, and assurance solutions that help our customers to achieve closed loop automation across multi-vendor and multi-domain environments.

In addition to our systems and software, we also offer a broad range of services that help our customers build, operate, and improve their networks and associated operational environments. These include network transformation, consulting, implementation, systems integration, maintenance, network operations center (NOC) management, learning, and optimization services.

Industry Background
Network Traffic Growth and Increased Capacity Requirements

The markets into which we sell are dynamic and characterized by a high rate of change. Optical networks – which carry video, data, and voice traffic by encoding digital information on multiple wavelengths of light traveling across fiber optic cables – continue to experience strong demand for increased bandwidth due to traffic growth. This network traffic growth is being driven by a diverse set of communications services that often require on-demand service levels by enterprise and consumer end users, as well as cloud-based and AI services and applications:
•Cloud-Based Services. Enterprises and consumers continue to replace locally-housed computing and storage by adopting a broad array of innovative cloud-based models – including Platform as a Service (PaaS), Software as a Service (“SaaS”) and Infrastructure as a Service (IaaS) – and an expanding range of cloud-based services that host key applications, store data, enable the viewing and downloading of content, and utilize on-demand computing resources. In addition, content is increasingly moving to the network edge, creating capacity and traffic demands closer to the user.

•Generative AI (“Gen-AI”). In recent periods, Gen-AI platforms have experienced rapid and unprecedented user adoption with a notable array of new offerings entering the market across a diverse set of use cases. Gen-AI presents significant opportunities for businesses and other users to automate tasks, augment creativity, and improve operational efficiency. Given the Gen-AI adoption trajectory to date, and its potential to be a significant contributor to innovation and productivity, Gen-AI has been and will likely continue in future periods to be a significant stimulant or accelerator of network demand, both inside and outside of the data center.
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
•Mobile Traffic and Fifth-Generation Wireless Broadband (“5G”). Traffic from mobile web applications, including video, internet, and data services, has expanded with the continued proliferation of smartphones and other wireless devices. Because much of wireless traffic ultimately travels across a wireline network to reach its destination, growth in mobile communications continues to place higher demands upon wireline networks, including the backhaul and fronthaul portions of networks emanating from cell sites. 5G technology is further enabling meaningful increases in bandwidth and performance and enabling emerging applications and services that 4G/LTE networks cannot support. To fully capitalize on these opportunities, network operators will need to consider the demands that 5G technology will place on their wireline infrastructures.
•Machine Learning (“ML”) and AI. By enhancing network intelligence and automation, ML and AI can enable improvements in network planning, operations, user experience and trouble resolution. Adoption of these technologies is expected to continue to increase as the IoT expands and additional services are created, and ML and AI are expected to continue to serve as drivers of further network traffic and solutions innovation, including driving bandwidth demands in various industries, including manufacturing, research and development, robotics, security, healthcare, and transportation.
•Fiber-Based Access Networks - Residential and Enterprise. In recent years there has been a shift in bandwidth demands, traffic patterns, and computing functions to the edge of networks, including due to increases in remote and hybrid working and distance learning. With a higher percentage of data flows concentrating closer to the network edge, more capacity and higher bandwidth to home and enterprise locations are required. Network densification initiatives by cable and multiservice operators seek to push more digital fiber closer to the end user in an effort to increase potential bandwidth, computing capability and data speeds to homes and enterprises, while decreasing power, space, and operating costs. Wireline service providers are responding to similar service and end customer demands by extending fiber to the home and deeper into access networks. In addition, a growing number of governments around the world are investing in rolling out access networks to underserved communities as part of an effort to bridge the digital divide.
Emerging technologies, services, and applications are further impacting, or are expected to impact, network infrastructures, particularly at the edge of networks, where increased computing power and automation are required to meet the quality of experience required by end users. Examples of these include:
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
•Immersive Technologies and Ultra-High Definition Video (“UHD”). Immersive technologies like virtual reality (VR), augmented reality (AR), interactive experiences, gaming, and 360° video, as well as UHD (4K and 8K) video, are placing or likely to place further capacity demands on networks as adoption of these technologies grows. Consumer electronics and other technology companies are rapidly advancing these applications, which require high bandwidth and low latency, and are making the associated devices more widely available and affordable to consumers.
•Edge Computing. To provide end users with the required experience for a growing set of immersive cloud services, network operators have increased, and are expected to continue to increase, the number and capabilities of edge computing locations to allow these latency-sensitive workloads to be processed closer to users. These changes at the edge of networks may affect network topologies, demands, and traffic patterns.
We believe that increased adoption of these technologies, services, and applications and their performance requirements will further increase network traffic and place additional service challenges on network infrastructures. We also believe that, in turn, network operators will be required to invest in their metro, access, and aggregation networks, as well as their core networks.
Demand for Network Transformation
In the face of intense competition and disruptive business models, communications service providers globally are engaging in large network transformation efforts that aim to simplify and reduce operational costs and create agile, software-driven platforms from which to develop new revenue-generating services. As part of these efforts, providers are reimagining legacy processes and software in their business support systems (“BSS”) and operations support systems (“OSS”) and redefining how they want these software platforms to interact with network infrastructure. The goal of these initiatives is to enhance customer loyalty, create a more digital experience for their end users, reduce operational complexity and costs, and introduce greater service agility. As a result, we expect that network operators will continue to pursue strategies that better leverage AI, automation, consulting services, analytics, and software control capabilities in an effort to achieve this transformation.
We expect that service providers will also pursue closed loop automation between their software operations platforms and network infrastructure. Closed loop automation is a continuous cycle of communications between the programmable network infrastructure and software control elements to analyze network conditions, traffic demands, and resource availability to determine the best placement of traffic or network functions to deliver optimal service quality and resource utilization.
We believe that adoption of these network transformation strategies around OSS and BSS, and the related evolution of core, metro, aggregation and access network infrastructures, will require network operators and their network solutions vendors increasingly to look to utilize an ecosystem of cloud-native software, consulting and delivery services, and software-optimized and controlled physical and virtual network resources. We expect that these network architectural approaches, in turn, will require an increased degree of cooperation, collaboration and interoperability among networking solutions vendors.
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
Driven by the need to add capacity quickly and by restrictions in some jurisdictions on fiber ownership, some cloud providers are using managed optical fiber networks (“MOFN”) through which they lease lit fiber pairs from advanced optical networks owned by communications service providers in order to expand their reach and better serve their end users. In addition, some network operators are pursuing network strategies that emphasize the deployment of smaller form factor, pluggable modem technology, that can be housed in a switch or router platform or used in place of a modem in a traditional optical system.
The consumption models that ultimately emerge and their level of adoption will depend in significant part on the circumstances and strategies of certain network operators. While the adoption of these approaches has been limited to date, we expect that continued customer consideration of a variety of consumption models will require network operators and vendors alike to assess, and possibly broaden, their offerings and commercial models over time. We expect this dynamic will place a premium on a vendor’s ability to provide a range of network solutions with the maximum amount of flexibility and choice.
Supply Chain and Demand Environment Dynamics
In the face of demand across a range of industries, global supply for certain raw materials and components, including, in particular, semiconductor, integrated circuits, and other electronic components, experienced substantial constraint and disruption in recent prior periods. Though supply conditions have stabilized from their highest levels of disruption, they have yet to return to conditions experienced in the period prior to the COVID-19 pandemic. In response, governments and some of our network operator customers worldwide have intensified efforts to enhance supply chain resilience, emphasizing the need for robust risk management strategies.

During the most difficult periods of supply constraint, companies across many industries, including those of our end customers, deployed risk mitigation strategies to ensure continued operations. The strategies employed by some of our customers included increases in advance orders of networking equipment. With the stabilizing supply chain environment experienced in recent periods, customers’ strategies have shifted, resulting in their need to digest their excess inventory of networking equipment purchased during that period, which led to a period of lower demand for equipment.

The United States and various foreign governments have established certain trade and tariff requirements, and from time to time the U.S. government has indicated a willingness to revise, renegotiate, or terminate various existing multilateral trade agreements and to impose new taxes and restrictions on certain goods imported into the United States. Current dynamics between the United States and China are playing a pivotal role in shaping the global supply chain landscape, and have had an important impact on trade policies, resiliency efforts, and various domestic preference and investment initiatives. This changing bilateral relationship, which is marked by trade tensions and geopolitical complexities, has prompted both nations to reassess their economic strategies, creating a dynamic environment for many industries. This environment, characterized by tariffs and technological competition, may introduce reconfiguration of global supply chains and prompt companies to diversify sourcing and manufacturing locations. In addition, the incoming U.S. administration has announced an intent to impose additional tariffs, including on all imports from China, Mexico, and Canada. Simultaneously, there is a growing emphasis on domestic preference initiatives, as countries seek to bolster their own manufacturing capabilities in an effort to ensure greater economic autonomy. This evolving landscape presents challenges and opportunities for companies navigating the wide range of resulting regulatory, economic and supply chain management complexities.

Product Development and Sustainability
As network traffic and service expansion continue to grow, we believe network operators are seeking technology innovation to help support their business models in preparation for a low carbon future. Network operators are also increasingly looking to their technology vendors to help them manage the environmental impact of their networks, including energy use, greenhouse gas emissions, and waste. Market transition to a low carbon future and greener technology presents meaningful opportunities for enhanced competitive positioning and business growth for technology innovation leaders capable of advancing a product development strategy that addresses network performance and sustainability outcomes.
Strategy
Our strategy is to leverage our optical technology leadership to drive the profitable growth of our business and to expand our addressable market into complementary and adjacent network applications, in particular with respect to opportunities to apply coherent technologies inside and around the data center. The key pillars of our strategy are set forth below:
Expand Leadership in Optical Networking. We are focused on using our significant research and development investment capacity to push the pace of innovation in our traditional markets. We continue to innovate, increase the performance of, and enhance the capabilities for our leading WaveLogicTM coherent modem technology in multiple form factors. Specifically, we have brought to market the sixth generation of this technology in our WaveLogic6 Extreme performance-optimized form factor, and we intend to bring to market our WaveLogic6 Nano (“WL6n”) pluggable offering for users that prioritize power and space considerations. In addition, to capture opportunities to expand our market inside and around the data center, we intend to invest in photonic line systems and coherent pluggables for data center application.

To address market trends toward disaggregated consumption models, we offer a range of networking solutions to enable the evolution of next-generation network infrastructures and promote choice in our markets. We have made our coherent optical technology available in integrated systems, pluggable form factors, and components that together address a range of technical and economic requirements of network operators. We are pursuing sales opportunities that leverage our WaveLogic technology in the form of high-performance transceivers/modems – the combination of a Ciena-designed optical chipset and application-specific integrated circuit (ASIC) – with other key optical components that are sold independently of integrated systems, including to original equipment manufacturers (“OEMs”), original design manufacturers, and value-added resellers. We are also pursuing opportunities with different go-to-market models for our passive optical network (“PON”) technology, such as our microplug Optical Line Terminal (“OLT”) transceiver, including through sales to network equipment manufacturers. By addressing multiple consumption models, including by offering component level solutions to the market, we seek to secure a larger portion of the world’s optical network wavelengths, expand our addressable market and access new customer verticals and applications.
Grow Addressable Market in Next Generation Metro and Edge Networking Solutions. To expand our addressable markets and capture additional opportunities in metro and edge applications, we are making significant investments in our Routing and Switching solutions. We are leveraging our optical expertise to offer new architectural approaches to address Metro and Edge network use cases. To enable this strategy, we offer solutions designed to integrate IP networking software with optical coherent transmission, including WaveRouter™, a purpose-built coherent metro router designed to converge IP and Optical layers in the metro network. We also offer our Navigator NCS multi-layer domain controller software, which operationalizes converged IP optical platforms. We are investing in broadband solutions, including innovative PON transmission technology, to intersect with public funding opportunities to bring broadband connectivity to underserved communities.

Drive Software-Led Transformation. To support our customers’ needs for rapid service introduction and optimized network operation, we seek to improve network layer automation and programmability by advancing our Navigator NCS software and applications. We are also focused on gaining adoption and expanding application for our Adaptive IP software, leveraging our Service-Aware Operating System (“SAOS”) embedded in our Routing and Switching products. We also seek to promote broader adoption of our Blue Planet Automation Software, highlighting its ability to automate the service management lifecycle. Through this automation, we believe that Blue Planet can help customers with their digital transformations by transitioning legacy networks into “service ready” networks, accelerating the creation, delivery and management of new services. A key part of our strategy is to grow our software business as a portion of our total business through expanded customer adoption and broader applications, and to build a strong automation business through the delivery of flexible, modular, and targeted automation solutions.

Deliver Innovative Global Services. Underpinning all aspects of our portfolio is our broad suite of value-added global services that help our customers to build, operate, and improve their networks. We are focused on broadening our advanced services capabilities with offerings to maximize our customers’ network infrastructure investment throughout the network lifecycle, including systems integration, multi-vendor migration, and transformation. Key to our delivery of strong services offerings is our close collaboration with our customers, which allows us to gain insight into the challenges they face and to provide services that meet their desired business outcomes.

Customers and Markets
We sell our product and service solutions through direct and indirect sales channels to network operators in the following customer and market segments:
•Communications Service Providers. Our communications service provider customers include regional, metro, national and international wireline and wireless carriers, and access network providers.
•Cloud Providers. Our cloud provider customers – also referred to in our markets as web-scale or hyper-scale providers – include internet content providers and providers of internet services and infrastructure, including data centers, cloud compute, SaaS, storage, AI, and web hosting services. In addition to their direct purchases, these customers are also significant purchasers of capacity on submarine and wireline networks globally, and they heavily influence networking solution alternatives by other network operators, including communications service providers.
•Cable and Multiservice Operators (MSO). Our customers include regional, metro, national, and international cable and multiservice operators.
•Submarine Network Operators. Our customers include service providers, cloud providers, and consortia operators of submarine communications networks across the globe.
•Enterprises. Our enterprise customers include large, multi-site commercial organizations, including participants in the financial, healthcare, transportation, utilities, energy, and retail industries.

•Government and Research & Education. Our government customers include federal, state, and local agencies, as well as large, advanced research and education networks.
Products and Services
Our portfolio of products and services, which is designed to enable our Adaptive Network vision, includes the solutions described below within our Networking Platforms, Platform Software and Services, Blue Planet Automation Software and Services, and Global Services operating segments. We also offer solutions that bring together multiple products and services from across our operating segments and portfolios to address key customer use cases and infrastructure needs with an aim to enable our customers to evolve their existing network environments.
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
Our 6500 Packet-Optical Platform provides a flexible and scalable converged multi-layer transport solution that adds capacity to core, regional, metro and submarine networks and enables efficient data transport at high transmission speeds. This platform provides leading coherent wavelength capacities, from 100 gigabits per second (“100G”) to 1.6 terabits per second (“1.6T”), along with a flexible photonic layer and multi-layer control plane capabilities for scale and service differentiation. This platform, which includes several chassis sizes and a comprehensive set of line cards optimized for individual services or applications, can be used throughout the network, from customer premises to access and metropolitan networks, regional and core networks, and submarine cable landing sites.
Our Waveserver® family of products consists of compact, modular interconnect platforms that allow network operators to scale bandwidth and support high-bandwidth interconnect applications, such as high-speed data transfer from 100G to 1.6T, content delivery, including encrypted data transfer between data centers. Waveserver is purpose-built to address disaggregated transponder, data center and general space-constrained applications, using a small footprint and low power design. With its modern software architecture, open application programming interfaces (“APIs”), and common data models, Waveserver is easy to operate and integrate into existing networks and facilitates deployment of on-demand cloud and high-capacity connectivity services.
Our 6500 Reconfigurable Line System (“RLS”) is a compact, disaggregated, open intelligent photonic layer line system that improves scalability, reduces footprint, and offers flexibility and programmability. Its applications include subsea, long-haul and metro networks and data center interconnection and general network modernization and simplification. It offers increased fiber capacity through automated and integrated C- and L-band deployments and provides highly dense, remote optical add/drop multiplexing and switching features that enable network operators to react to unpredictable traffic requirements by scaling connectivity and capacity.
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
Our O-NID is a purpose-built edge OTN demarcation device that modernizes OTN networks by delivering OTN to the edge in a compact, hardened form factor that is designed to flexibly address a range of applications while reducing cost, space, and power. The O-NID allows network providers to seamlessly extend the reach of their OTN networks closer to the edge and customer premises where space and power are limited and can efficiently deliver gigabit ethernet 1GbE/10GbE/100GbE services and 100/200G waves to the customer premises with a solution that simplifies deployments, service turn-up, and management.
We also offer footprint-optimized coherent pluggable transceivers, which utilize our WaveLogic technology, to address next-generation access, metro, regional and data center interconnect network applications, which are supported across both our systems and third-party equipment. Our opportunities with high-performance coherent pluggable transceivers are reflected within the Optical Networking product line of our Networking Platforms segment.
We also offer our 5400 family of Packet-Optical Platforms, which provide for optical transport, traffic aggregation at the network edge and switching that are optimized for handoff at the network core.

Routing and Switching. Our Routing and Switching portfolio includes products and solutions that enable next-generation metro, access and aggregation, or “edge” networks, including solutions that allow customers to simplify their network designs while delivering new, revenue-generating services. These products route, aggregate, and switch IP-based traffic to support applications including IP services, Ethernet business services, cell site routing, mobile cross-haul, converged haul, 5G, fiber-based access networks, and residential broadband access. Our Routing and Switching products are based on our Adaptive IP approach, which delivers end-to-end IP-based services in an automated and more simplified manner than traditional IP network designs. Our Routing and Switching products enable operators to achieve improved network cost effectiveness, including reduced costs associated with power and space, as compared to more complex, traditional IP routing.
Central to our Routing and Switching platforms is our SAOS next-gen IP network operating system, which provides the software-based capabilities to support 5G, IP VPN services, access, PON, converged interconnect network (CIN) architectures, and coherent routing applications in our portfolio. SAOS provides automation-friendly intelligence and operational data to enable network-level programmability supported by open standards.

Our 3000 family of Service Delivery Platforms and our 5000 family of Service Aggregation Platforms support network access and aggregation, respectively, and have been principally deployed to support IP and Ethernet business services, wireless front haul, backhaul, and mid-backhaul applications, and residential broadband applications. Our 3000 family of platforms are purpose-built to fit small to large customer sites as well as multi-tenant offices, residential buildings or homes, and edge office or outside plant applications. Our 5000 family provides aggregation to fill higher capacity links within both the metro access and aggregation tiers of networks, allowing operators to reduce the number of router assets required in the core and to better implement edge cloud architectures.
Our 8100 Coherent Routing platforms combine high-capacity multi-terabit IP routing and switching from 1 gigabit ethernet (“GbE”) to 400GbE with high capacity WaveLogic 5 Nano coherent optical transport from 100/200/400GbE for next-generation metro and edge applications.
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
Our 6500 Packet Transport System (“PTS”) combines packet switching, control plane operation, and integrated optics. Together with our 3900 platforms, PTS enables our service provider customers to migrate their legacy TDM (SONET/SDH/PDH) services to a scalable, lower operational cost packet solution.
Our Routing and Switching portfolio includes our fiber-based broadband access solutions. Our microplug OLT transceiver combines PON hardware and software for integration into a router to support broadband and other applications. Our Routing and Switching portfolio also includes cloud-native software solutions, including a virtual Broadband Network Gateway for access network. Our 3800 family of ONUs support fiber-based PON broadband access service delivery to residential or enterprise locations.
Our Routing and Switching portfolio also includes our 8700 Packetwave® Platform, a multi-terabit packet switching platform for high-density metro networks and inter-data center wide area networks.
Platform Software and Services
Our software offerings also include our Platform Software, which provides domain control management, analytics, data and planning tools and applications to assist customers in managing their networks, including by creating more efficient operations and more proactive visibility into their networks. Our Platform Software includes:
•Navigator NCS. Navigator NCS software provides intelligent, multi-layer network control of our routing, switching and optical solutions, enabling simplification, acceleration and automation of multi-layer network operations. Our Navigator NCS domain controller provides fault, configuration, accounting, performance, and security management for multi-layer, multi-vendor networks, in combination with services management and online network planning. Navigator NCS simplifies multi-layer lifecycle operations – including equipment commissioning, service provisioning, service assurance and performance monitoring. Navigator NCS uses Generative AI applications and analytics to allow customers to adopt AI operations approaches in their management of their networks.

•Navigator NCS Apps. Our suite of Navigator NCS applications integrate software control and analytics applications in a unified interface that provides network performance data. Through our suite of Navigator NCS applications and open APIs, Navigator NCS software can integrate into network operators’ OSS and business processes, supporting our customers’ journeys towards automation of end-to-end operational workflows.
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
Our Platform Software offering also includes planning tools as well as a number of legacy software solutions, including our OneControl unified management system, that support our installed base of network solutions. As we achieve further customer adoption of our Navigator NCS software platform, and as we transition features, functionality and customers to that platform, we expect revenue to decline for our legacy Platform Software solutions.
Blue Planet Automation Software and Services
Our Blue Planet Automation Software is a comprehensive, cloud native, standards-based software portfolio that enables our service provider customers to accelerate their digital transformation. We believe digital transformation is critical for service providers to reduce the cost and complexity of their OSS, to reduce customizations, and to help them monetize their networks by automating service delivery across multiple vendors and domains. Our Blue Planet product applications are open and modular, and can be deployed either individually or in any combination on a single cloud-native platform. These applications include:

•Blue Planet Inventory (“BPI”). By integrating or “federating” data from multiple inventory systems and presenting it in a single dynamic view, BPI allows real-time visibility into the end-to-end topology and status of network, cloud, and service resources. Integrating with legacy OSS, BPI helps network providers simplify key operational processes such as service fulfillment, network planning, and service assurance. Through its comprehensive inventory of network services, devices, and virtual functions, BPI allows for observation of AI, analytics, assurance and other critical technologies in designing, planning, and operating a network.
•Multi-Domain Service Orchestration (MDSO). Network infrastructures are comprised of multiple technology layers and domains – such as the radio access network (“RAN”), data center, cloud, access, transport, and mobile core networks. With new 5G network implementations, it is often complex for network operators to offer automated, end-to-end services in this environment. Blue Planet provides model-driven, intent-based service orchestration across multiple physical and virtual network domains, multiple layers (Optical, Ethernet, IP, SD WAN, PON, Mobile Core, RAN, and slicing), across any set of hardware and software vendors.
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

•Route Optimization and Analysis (“ROA”). ROA combines routing, traffic, and performance analytics for real-time monitoring of IP services across domains and across the cloud. These capabilities provide enhanced network observability capabilities and enable troubleshooting of latent or transient network problems, and modeling, to predict the impact of network infrastructure, service, and workload changes, to build more resilient networks.
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
The Blue Planet Automation Software portfolio allows operators to fulfill services rapidly and to meet end-customer quality-of-experience expectations through an entire services lifecycle approach. It also advances network operators towards their vision of self-healing and self-optimizing networks through closed loop automation. Our entrance into the market relating to these software automation capabilities remains in the early stages and, accordingly, revenue from our Blue Planet Automation Software and Services segment continues to represent a relatively small portion of our total revenue.
Global Services
We offer a broad suite of value-added services that help our customers to build, operate, and improve their networks. We believe that our services offerings, and our close collaboration with our customers, provide us with insight into the network and business challenges they face, allowing us to provide services to meet their desired business outcomes. We continue to broaden our advanced services capabilities with offerings including systems integration, multi-vendor migration, and transformation.
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
Product Development
To remain competitive, we must continually invest in and enhance our solutions offerings, addressing new market opportunities, adding new features and functionality, and ensuring alignment with market demand. Our product development efforts seek to design and bring to market solutions that embrace our Adaptive Network vision through further advances in programmable systems and software, analytics, and control and automation. Through our development efforts, we seek to support network operators as they pursue new business models and sources of revenue from their network infrastructure. We seek to develop products aimed at optimizing price for performance, managing power consumption, reducing lifecycle operating costs and space requirements, and minimizing the environmental impact of our customers’ network operations. Our approach is also focused on designing products that address a range of emerging consumption models for networking solutions. Our current development efforts are focused on:
•Reinforcing our coherent optical leadership with continued development that advances reach, transmission speed, spectral efficiency, power-per-bit, and service automation and assurance;
•Executing on parallel innovation paths for our next generation modem technology, including our WaveLogic6 Extreme and WaveLogic6 Nano offerings;
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
•Investing in photonic line systems and coherent pluggables for application inside and around the data center;
•Pursuing development to address different consumption models, including our module, pluggable, and component development initiatives;
•Enhancing our Adaptive Network vision through advances in hardware programmability and software-based domain control, automation and analytics through Navigator NCS and purpose-built applications;
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

Our research and development efforts are also geared toward portfolio optimization and engineering changes intended to drive product and manufacturing cost reductions across our platforms and enable muti-vendor sourcing of components. We follow a structured development lifecycle process aiming to supply products that are compliant with emerging security standards. Throughout certain phases of the development lifecycle, including testing and quality assurance, we leverage AI to increase productivity and to improve development efficiencies.
We regularly review our existing solutions offerings and prospective development of new features, components, or products in order to determine their fit within our portfolio and broader corporate strategy. We also assess the market demand, technology evolution, prospective return on investment, and growth opportunities, as well as the costs and resources necessary to develop and support these products. To ensure that our product development investments and solutions offerings are closely aligned with market demand, we regularly seek input from customers and promote collaboration among our product development, marketing, and sales organizations. In some cases, where we seek to utilize or gain access to complementary or emerging technologies or solutions, we may obtain technology through an acquisition or, alternatively, through initiatives with third parties pursuant to technology licenses, OEM arrangements, or other strategic technology relationships or investments. In addition, we participate in industry and standards organizations and, where appropriate, incorporate information from these affiliations throughout the product development process.
Global Customer Engagement
Our Global Customer Engagement organization includes a direct and indirect sales, system engineering, and services presence that is organized geographically around the following geographies and customer types: (i) the United States, Canada, the Caribbean and Latin America (“Americas”); (ii) “International”, which includes Europe, Middle East and Africa (“EMEA”) and Asia Pacific, Japan and India (“APAC”); and (iii) global cloud and content networking customers, which include cloud provider, content, and data center companies. Within each focus area, we maintain specific teams or personnel that focus on a particular region, country, customer, or market vertical. These teams include sales management, account salespersons, and sales engineers, as well as partner resources, field marketing, services professionals, and commercial management personnel, who are focused on maintaining a high-touch, consultative relationship with our customers.
We also maintain a global partner program that includes distributors, resellers, systems integrators, service providers, OEMs, original design manufacturers, and other third-party distributors who market and sell our products and services. We utilize these third-party channel partners to market and sell our solutions into specific geographies, applications, or customer verticals. We believe there are opportunities to leverage these relationships to expand our addressable market, while at the same time reducing the financial and operational risk of entering additional markets.
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
A small number of customers currently account for a significant portion of our revenue. The loss of one or more of these customers or a significant reduction in their spending could have a material adverse effect on our business and results of operations. For further discussion of this concentration and the related risk, see the related discussion in “Risk Factors” under the heading “A small number of customers account for a significant portion of our revenue. The loss of one or more of these customers or a significant reduction in their spending could have a material adverse effect on our business and results of operations.”
Operations and Supply Chain Management
Most of the manufacturing for our products is conducted through third-party contract manufacturers. Our supply chain personnel manage the relationships with these third-party manufacturers and the global supply chain, addressing component sourcing, manufacturing, product testing and quality, fulfillment, distribution, and logistics relating to the support of our customers.
We utilize a sourcing strategy that focuses on control over supplier selection and commercial terms of components and products that ultimately support our customers. Our product manufacturing strategy is designed to support early life industrialization capabilities closer to our product engineering team, as well as manufacturing in lower labor cost regions for volume. We rely upon third-party contract manufacturers, including those with facilities in Canada, Mexico, Thailand, India, and the United States, to manufacture, support and ship our products, and therefore are exposed to risks associated with their businesses, financial condition and the geographies in which they operate, including political risk, changes in tax and trade policy involving such countries, including tariffs, and physical risk, including the impact of climate change. We also rely upon contract manufacturers and other third parties to perform design and prototype development, component procurement, full production, final assembly, testing, and distribution operations. Our manufacturers and component distribution partners procure components necessary for assembly and manufacture of our products based on our specifications, approved vendor lists, bills of materials and testing and quality standards. Our manufacturers and component distribution partners’ activity is based on rolling forecasts that we provide to them to estimate demand for our products. We work closely with these partners and our suppliers to manage material, quality, cost and delivery times, inventory levels, and we continually evaluate their services in an effort to ensure performance on a reliable and cost-effective basis. Generally, our agreements with our suppliers and contract manufacturers are frame agreements against which we place purchase orders and do not commit to long-term volume purchases.
We currently use partners and, in some cases, the same partners that support our manufacturing, to fulfill and deliver our products to customers. We believe that our sourcing, manufacturing, and distribution strategies allow us to conserve capital, lower costs of product sales, adjust quickly to changes in market demand, and operate without dedicating significant resources to manufacturing-related plant and equipment.
We continue to focus on a range of initiatives that seek to optimize our operations, improve our resiliency, and drive cost reductions and efficiencies. Our efforts include process optimization initiatives, such as vendor-managed inventory, and other operational models and strategies designed to drive improved efficiencies in our sourcing, production, logistics, and fulfillment. To enhance operational efficiency and modernize our supply chain operations, while driving long-term sustainability and resilience in the face of dynamic market conditions, we are pursuing a number of digital technology transformation efforts, including advanced analytics, automation, and other digital supply chain management solutions. We regularly assess and monitor our supply chain risks and have implemented various strategies to mitigate these risks and enhance resilience. These measures include dual-sourcing strategies, inventory management initiatives, multi-geography operational capabilities, and ongoing direct relationships with key suppliers to ensure transparency and alignment with our goals.
We actively work with our third-party vendors and business partners to promote socially responsible business practices within our global supply chain. To that end, we have adopted the principles set forth in the Responsible Business Alliance (“RBA”) Code of Conduct. The RBA Code of Conduct establishes standards that aim to ensure that working conditions in the electronics industry, or industries in which electronics are a key component, and in their supply chains are safe, that workers are treated with respect and dignity, and that business operations are environmentally responsible and conducted ethically. We promote these principles and require our suppliers to agree to adhere to these same standards. We also publish a Sustainability Report and maintain a Human Rights Policy applicable to suppliers, each of which includes more detail about our efforts to promote responsible business practices.
Seasonality
We have historically experienced seasonal quarterly fluctuations in customer activity in both orders and revenue, particularly with service provider customers. We have experienced reductions in order volume toward the end of the calendar year, as the procurement cycles of these customers slow and network deployment activity is curtailed. This period coincides with the first quarter of our fiscal year. This seasonality in our order flows has typically caused revenue for the first quarter of our fiscal year to be below that of the preceding quarter. These seasonal effects may not apply consistently in future periods and may not be a reliable indicator of our future revenue or results of operations. The effects of the dynamic demand environment we have experienced in recent periods, together with our backlog, have impacted and may continue to impact the traditional seasonality in our business. In addition, the growth as a percentage of our revenue of cloud provider customers, who do not necessarily follow the same seasonal ordering pattern, may also change this pattern in the future. For a more detailed discussion of the current demand environment and our backlog, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Overview” in Item 7 of Part II of this annual report.
Competition
Competition among networking solution vendors remains intense on a global basis. The market in which we compete is characterized by rapidly advancing technology, frequent introduction of new solutions, and aggressive selling efforts, including using significant pricing pressure to displace incumbent vendors and capture market share. Competition for sales of networking solutions, including our Networking Platforms and Platform Software and Services, is dominated by a small number of very large, multi-national companies. Our competitors include Nokia, Huawei (as defined below), Cisco, Juniper Networks, and ZTE. As compared to us, many of these competitors have substantially greater financial, operational and marketing resources, significantly broader product offerings, and more established relationships with customers. Because of their scale and resources, they may be perceived to be a better fit for the procurement or network strategies of larger network operators. We also continue to compete with several smaller but established companies that offer one or more products that compete directly or indirectly with our offerings or whose products address specific niches within the markets and customer segments we address. These competitors include Infinera, Ribbon Communications, Marvell Technology Group, and Adtran. We also compete with a number of companies that provide significant competition for a specific product, application, service, customer segment, or geographic market.

We also expect the competition in our industry to continue to broaden and to intensify as network operators pursue a diverse range of network strategies and consumption models. As these changes occur, we expect that our business will overlap more directly with additional networking solution suppliers, including IP router vendors, data center switch providers, and other suppliers or integrators of networking technology traditionally geared toward different network applications, layers or functions. We may also face competition from system and component vendors, including those in our supply chain, who develop pluggable modem technology or other networking products based on off-the-shelf or commoditized hardware technology, particularly where a customer’s network strategy seeks to emphasize deployment of such product offerings or the adoption of a disaggregated approach to the procurement of hardware and software. As we promote our corporate strategy and seek increased customer adoption of our Blue Planet Automation Software, we expect to compete more directly with software vendors and traditional IT services vendors. Competitors for our Blue Planet Automation Software include Cisco, Nokia, Amdocs, ServiceNow, Netcracker, and Ericsson.
Across our markets and segments, the principal competitive factors can include, among others:
•functionality, speed, capacity, scalability and performance of network solutions;
•the ability to meet business needs and drive successful outcomes, including meeting customer delivery time requirements;
•price for performance, cost per bit and total cost of ownership of network solutions;
•incumbency and strength of existing business relationships;
•technology roadmap, time-to-market in delivering products and features, and forward innovation capacity;
•company stability and financial health;
•ability to offer solutions that accommodate a range of different consumption models;
•operating costs and total cost of ownership;
•services and support capabilities;
•product security capabilities; and
•ability to help customers achieve their sustainability goals.

Our competitive landscape has been and is likely to continue to be impacted by international trade and related matters, in particular between the U.S. and China. For example, in 2019, the U.S. Department of Commerce amended the U.S. Export Administration Regulations (“EAR”) by adding Huawei Technologies Co., Ltd. (“Huawei”) and certain affiliates to the “Entity List” for actions contrary to the national security and foreign policy interests of the U.S., resulting in significant new restrictions on the export, reexport and transfer of U.S. regulated technologies and products to Huawei. In 2020, the U.S. Department of Commerce added additional Huawei affiliates to the Entity List, confirmed the expiration of a temporary general license applicable to Huawei, and amended the foreign direct product rule under the EAR in a manner that significantly expanded its application to Huawei. Separately, the U.S. government has taken steps to restrict federal agencies from doing business with, and U.S. wireless carriers from using federal subsidies to buy equipment from, Huawei and ZTE. The U.S. government has also encouraged other governments to consider similar restrictions. These actions, among others, have resulted in escalating tensions between the U.S. and China and retaliation by China, including a recent prohibition on export of certain rare minerals, and introduce a risk that the Chinese government may take further steps to retaliate against U.S. industries or companies. Trade regulations limiting or banning sales into, or purchases from, certain countries or companies have also impacted and may in the future impact our ability to transact business in certain countries and with certain customers. In addition, the incoming U.S. administration has announced an intent to impose additional tariffs, including tariffs on imports from Canada, Mexico, and China.
Patents, Trademarks and Other Intellectual Property Rights
The success of our business and technology leadership depends significantly on our proprietary and internally developed technology. We rely upon the intellectual property protections afforded by patents, copyrights, trademarks, and trade secret laws to establish, maintain, and enforce rights in our proprietary technologies and product branding. We regularly file applications for patents, and we have a significant number of patents in the United States and other countries in which we do business. As of December 2, 2024, we had approximately 2,300 issued patents and more than 700 pending patent applications worldwide.

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
Our operating system software, Platform Software, Blue Planet Automation Software, and other solutions incorporate software and components under licenses from third parties, including software subject to various open source software licenses. Failure to obtain or maintain such licenses or other third-party intellectual property rights could affect our development efforts and market opportunities or could require us to re-engineer our products or to obtain alternate technologies. Moreover, there is a risk that open source and other technology licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products.
Environment and Sustainability
Our environmental goals have been approved by the Science Based Target initiative and that align our decarbonization efforts with the Paris Climate Agreement goal to limit global warming to 1.5 degrees Celsius above pre-industrial levels. Our environmental strategy centers on continuing to innovate our products and services to help reduce the power, space, and materials required to operate them, engaging our suppliers and driving operational efficiencies to reduce our environmental impact, and promoting an employee experience that engages our workforce on sustainability.
Our products and product development efforts pursue power and space improvements aimed to create more efficient and sustainable networks for our customers and enabling their climate ambitions. We promote environmental sustainability through our efforts to improve the energy efficiency per gigabit of throughput in our networking solutions, as well as our initiatives to reduce the total number of network elements required to operate a network. We pursue opportunities to minimize the resource impacts in our product design, and to manage the life cycle impact of our products, including packaging and distribution, support, and end-of-life reuse, refurbishment, and recycling. We voluntarily submit CDP climate change and water disclosures and Ecovadis sustainability disclosures annually, and we are a member of the RBA. We seek to ensure that our key direct suppliers adopt the standards and principles set forth in the RBA Code of Conduct.
People and Culture
Our technology solutions are developed, marketed, sold and supported by our global workforce of 8,657 employees as of November 2, 2024, over 99% of whom were full-time employees. We have a broad base of talent in 39 countries, with approximately 56% in the Americas, 36% in APAC, and 8% in EMEA, the majority of whom are in engineering, operations, or sales roles.
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
Our Board of Directors oversees our corporate strategy, which includes management’s design and execution of our “people strategy.” This strategy seeks to ensure that we continue to attract and retain the talent necessary to execute on our business plans, and that we have programs, initiatives, rewards and recognition that are well aligned and support these goals. Through our “People Promise,” we promote a workplace environment where our employees are empowered, feel included, and have an opportunity to make a difference through their work at Ciena. In doing so, we seek to cultivate for employees a culture of belonging and happiness, enabling us to be an attractive employer of choice within our markets. Our executive team is actively involved in and sponsors key initiatives and employee resource groups intended to promote this corporate culture. To that end, our people strategy is focused on the following:
•Promote a Diverse, Inclusive, and Equitable Culture. We believe inclusivity and diversity contribute to business success. We promote an inclusive and diverse workplace, where all individuals are respected and feel they belong regardless of their age, race, national origin, gender, religion, disability, sexual orientation or gender identity. We do this through recruiting outreach, internal networking and resource groups, inclusivity networks, and mentoring programs. We regularly monitor our recruitment process in consideration of the diversity of our workforce and candidate pool and continue to offer Conscious Inclusion workshops to deepen understanding within our diverse groups. In addition, we support multiple active internal networking and resource groups, including our Women at Ciena group, Black & African Heritage at Ciena group, LatinX at Ciena group, Asian at Ciena group, Pride at Ciena group, Vets at Ciena group, and Next at Ciena early in career group. In fiscal 2023, we continued to run a targeted development program aimed at strengthening underrepresented individuals’ sense of belonging and enhancing communication, confidence, self-awareness and financial acumen.
•Support Employee Wellbeing and Engagement. We prioritize supporting the overall wellbeing of our employees and their eligible dependents. We provide a broad and diverse suite of programs that focus on physical, mental and emotional, financial and social wellbeing, and have expanded our offerings to include a focus on key life events such as aging and retirement readiness. Our wellbeing programs are deployed through a variety of means, including expense reimbursement benefits, wellbeing challenges and rewards, 24x7 crisis support, employee assistance resources, mental health coaching, and a library of resources accessible to participants digitally and through hosted webinars. We regularly seek input from employees through employee engagement and pulse surveys on specific issues that are intended to assess our degree of success in promoting an environment that supports our People Promise and measures our culture of compliance. Our fiscal 2024 employee engagement survey had a participation rate of approximately 84% and resulted in an engagement score that exceeded industry benchmarks. Our global wellbeing program also includes a long-standing practice of remote and flexible working arrangements and flexible paid time off in many of our geographies, which allows us to broaden our potential talent pool for employees.
•Offer Competitive Compensation and Ensure Pay Equity. We strive to ensure that our employees receive competitive, fair and transparent compensation, and progressive benefits offerings. We conduct an annual pay equity assessment of gender globally and of ethnicity in the U.S. and take action to ensure that we are paying individuals performing similar work equitably. We deploy Syndio’s workplace equity platform to fine-tune our methodology and enable regular global pay equity assessments. To align performance and stockholder interest, we base our annual incentive compensation on both business and individual performance. We maintain an employee stock purchase plan, and in recent years we have broadly expanded employee participation in equity compensation, particularly within technology roles in engineering and sales, and have increased the percentage of employees receiving equity awards from approximately 21% in fiscal 2020 to approximately 50% in fiscal 2024. We also offer comprehensive family leave, including global family leave to support employees throughout various life stages, carer’s leave, bereavement leave, parental leave that includes a minimum of 18 weeks paid time off for new mothers (including eight weeks recovery and ten weeks bonding) and ten weeks paid time off for new fathers and adoptive parents, and financial assistance for adoptive parents, and offer flexible paid time-off to more than 98% of our workforce globally. We offer meaningful retirement benefits, including a recently introduced post-retirement equity vesting benefit for long-tenured employees, and programs to promote retirement readiness among our employees. In recent years, we have enhanced employer contributions to our North America retirement plans, added our first ESG fund option for employees and, as of November 2, 2024, achieved greater than 99% participation of eligible employees in the U.S. and Canada in our defined contribution retirement plans.
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
•Create Opportunities for Growth and Development. We focus on creating opportunities for employee growth, development, training, and education at all career stages. We provide opportunities to cultivate talent and identify candidates for new roles from within the Company and deliver early in career and new graduate networking and development programs, management and leadership development programs, coaching and mentoring programs, and support for continuing education through tuition reimbursement. We operate a leadership succession planning process that aims to develop and retain key talent and ensure business continuity for key roles. We also recently launched a program to identify individuals throughout the organization who have been identified as having high potential for future growth and development, so that this earlier in career talent can be nurtured for future leadership roles.
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
•Promote a Strong Ethical Business Culture. We believe that commitments to good corporate governance and the highest ethical standards are essential to our long-term success, and we are dedicated to instilling in our employees a commitment to integrity and business ethics. We maintain a Code of Business Conduct and Ethics that sets standards of conduct for Ciena’s directors, officers and employees. All employees are required to complete training on our Code of Business Conduct and Ethics, and we conduct recurring employee affirmations with respect to our Code of Business Conduct and Ethics and periodic training and communication related to specific topics contained therein. In addition, we maintain a Corporate Compliance Committee that promotes integrity and compliance leadership throughout Ciena, and a dedicated function focused exclusively on Compliance and Ethics. We also maintain several easily accessible internal and external methods by which our employees, business partners, and investors can report concerns relating to the ethical operation of our business, including anonymously where permitted. We conduct surveys of all employees on our compliance program and culture of integrity in order to assess and strengthen our culture and practices, and received feedback from approximately 68% of our employees on these surveys in fiscal 2024.
Governmental Regulations
Environmental Matters
Environmental regulation is increasing across various jurisdictions, and we expect that our domestic and international operations may be subject to additional environmental compliance requirements, which could require us to incur additional costs. To date, our compliance actions and costs relating to environmental regulations have not resulted in a material cost or effect on our capital expenditures, earnings, or competitive position. Our business and operations are currently subject to environmental laws in various jurisdictions around the world, including the Waste Electrical and Electronic Equipment (“WEEE”) and Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) regulations adopted by the EU. We are also subject to disclosure and related requirements that apply to the presence of “conflict minerals” in our products or supply chain. We seek to operate our business in compliance with applicable laws relating to the materials and content of our products and product takeback and recycling, and have programs, policies, and customer offerings that help us to address these laws.
Other Regulations
As a company with global operations, we are subject to complex foreign and U.S. laws and regulations, including trade regulations, tariffs, import and export regulations, anti-bribery and corruption laws, antitrust or competition laws, data privacy laws and regulations, such as the European Union (“EU”) General Data Protection Regulation (the “GDPR”), cybersecurity laws and regulations, and environmental regulations, among others. We have policies and procedures in place to promote compliance with these laws and regulations. To date, our compliance actions and costs relating to these laws, rules and regulations have not resulted in a material cost or effect on our capital expenditures, earnings or competitive position. Government regulations are subject to change and, accordingly, we are unable to assess the possible effect of compliance with future requirements or whether our compliance with such regulations will materially impact our business in the future. For further discussion of how government regulations may affect our business, see the related discussion in “Risk Factors – Risks Related to Intellectual Property, Litigation, Regulation and Government Policy.”
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

Information About Our Executive Officers
The table below sets forth certain information concerning our executive officers serving as of the filing of this annual report:

Name	Age	Position
Gary B. Smith	64	President and Chief Executive Officer
Joe Cumello	53	Senior Vice President and General Manager of Blue Planet
Dino DiPerna	63	Senior Vice President, Global Research & Development
Brodie Gage	49	Senior Vice President, Global Products & Supply Chain
Sheela Kosaraju	52	Senior Vice President and General Counsel, and acting Chief People Officer
James E. Moylan, Jr.	73	Senior Vice President and Chief Financial Officer
Andrew C. Petrik	61	Vice President and Controller
Jason M. Phipps	52	Senior Vice President, Global Customer Engagement
David M. Rothenstein	56	Senior Vice President, Chief Strategy Officer and Secretary
__________

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
James E. Moylan, Jr. joined Ciena in 2007 and has served as Senior Vice President and Chief Financial Officer since December 2007.
Andrew C. Petrik joined Ciena in 1996 and has served as Vice President, Controller since August 1997. He also served as Treasurer from August 1997 to October 2008. Effective immediately following the filing of this annual report, Mr. Petrik will cease to be an executive officer, but he will remain an employee of Ciena pending his previously announced April 2025 retirement.
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

Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. In addition to the other information contained in this annual report, you should consider the following risk factors before investing in our securities.
Risks Related to Our Business and Industry
Our revenue, gross margin, and operating results can fluctuate significantly from quarter to quarter and, if we are not able to secure order growth, our revenue may not reach the levels we anticipate.
Our revenue, gross margin, and results of operations can fluctuate significantly from quarter to quarter. Our budgeted expense levels are based on our intent to invest to maintain or increase our technology advantage, our visibility into customer spending plans, and our projections of future revenue and gross margin. Visibility into customer spending levels can be uncertain, spending patterns are subject to change, and reductions in our expense levels can take significant time to implement. Historically, a significant portion of our quarterly revenue was generated from customer orders received during that same quarter (which we refer to as “book to revenue”) and was therefore less predictable and subject to fluctuation due to a quarterly shortfall in orders from expectations. During fiscal 2022, however, we generated a significant backlog of customer orders as a result of supply chain constraints and, during fiscal 2023, our revenue grew as we consumed a significant portion of this backlog. Customer order volumes began to moderate in the fourth quarter of fiscal 2022, and we experienced order levels below revenue during fiscal 2023 and the first half of fiscal 2024 and, as a result, our backlog decreased. We expect our backlog to continue to reduce in fiscal 2025. As that happens, we expect our reliance upon securing quarterly book to revenue orders to grow and those orders to represent a more typical composition of our quarterly revenue over time. Our future revenue growth will depend, in part, on securing increased orders, particularly book to revenue orders.

Within these dynamics, our results for a particular period can be difficult to predict and a range of factors, including those set forth below, can materially adversely affect quarterly revenue, gross margin, and operating results:

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
•our incurrence of start-up costs, including lower margin phases of projects required to support initial deployments, to gain new customers, or to enter new markets;
•our level of success in accessing new markets and obtaining new customers;
•long- and short-term changing behaviors or customer needs that impact demand for our products and services, or the products and services of our customers;
•technology-based price compression and our introduction of new platforms with improved price for performance;
•changing market, economic, and political conditions, including the impact of tariffs and other trade restrictions or efforts to withdraw from or materially modify international trade agreements;
•factors beyond our control such as natural disasters, climate change, acts of war or terrorism, and public health emergencies, such as epidemics and pandemics like the COVID-19 pandemic;
•the financial stability of our customers and suppliers;
•consolidation activity among our customers, suppliers, and competitors;
•installation service availability and readiness of customer sites;
•adverse impact of foreign exchange; and
•any potential seasonal effects in our business.

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

A small number of customers account for a significant portion of our revenue. The loss of one or more of these customers, or a significant reduction in their spending, could have a material adverse effect on our business and results of operations.
A significant portion of our revenue is concentrated among a small number of communications service provider and cloud provider customers. For example, our ten largest customers contributed 57.9% of our revenue for fiscal 2024 and 53.7% of our revenue for fiscal 2023. A cloud provider customer accounted for approximately 13.3% of our total revenue for fiscal 2024 and 12.8% of our total revenue for fiscal 2023, and AT&T accounted for approximately 11.8% of our total revenue for fiscal 2024 and 10.6% of our total revenue for fiscal 2023. As a result of efforts in recent years to diversify our business, the customer segments and geographies that comprise our customer base and top customers by revenue have changed. During fiscal 2024, four cloud providers were among our top ten customers. Cloud provider customers have been important contributors to our revenue through both our direct sales to them, including for data center interconnection, and their indirect impact on purchases by other network operators.
Because of our concentration of revenue with communications service providers and cloud providers, our business and results of operations can be significantly affected by market, industry, regulatory, consolidation or competitive dynamics adversely affecting these customer segments. These dynamics have in the past had an adverse effect on network spending levels by certain of our largest customers and they could materially adversely affect our business and results of operations. Consequently, our financial results and our ability to grow our business are closely correlated with the spending of a relatively small number of customers. Our business and results of operations could be materially adversely impacted by the loss of a large customer within or outside of these customer segments as well as by reductions in spending or capital expenditure budgets, changes in network deployment plans, or changes in consumption models for acquiring networking solutions by our largest customers.
We face intense competition that could impact our sales and results of operations. We expect our competitive landscape to continue to broaden as we seek to expand our addressable market and solutions portfolio.
We face intense global competition on a global basis, as we and our competitors aggressively seek to capture market share and displace incumbent equipment vendors. Our industry has historically been dominated by a small number of very large vendors, some of which have substantially greater financial, marketing and research and development resources, broader product offerings and more established relationships with service providers and other customer segments than we do. Moreover, acquisition activity among our competitors and peers has increased. For example, in 2024 Nokia announced its proposed acquisition of Infinera. Consolidation in our industry may result in competitors with greater resources, pricing flexibility, or other competitive benefits. We also compete with a number of smaller companies that provide significant competition for specific products, applications, customer segments or geographic markets. Due to the narrower focus of their efforts, these competitors may be more attractive to customers in a particular product niche or commercial opportunity.
Generally, competition in our markets is based on any one or a combination of the following factors:
•functionality, speed, capacity, scalability and performance of network solutions;
•the ability to meet business needs and drive successful outcomes, including meeting customer delivery time requirements;
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
•space requirements and power consumption of network solutions; and

•ability to offer solutions that help customers manage the lifecycle impacts of their networks and achieve their sustainability goals.

We expect the competition in our industry to continue to broaden and to intensify, particularly as we seek to expand our addressable market opportunities, and as network operators pursue a diverse range of network strategies, sourcing practices and consumption models. An increase in the breadth or intensity of competition we face may adversely impact our business and results of operations.
Our failure to invest in the right technologies or to get an adequate return on such research and development investment could adversely affect our revenue and profitability.
The market for communications networking hardware and software solutions is characterized by rapidly evolving technologies, changes in market demand and increasing adoption of software-based networking solutions. We continually invest in research and development to sustain or enhance our solutions and to develop or acquire new technologies. There is often a lengthy period between commencing these development initiatives and bringing solutions to market. Accordingly, there is no guarantee that our new products or product enhancements will achieve market acceptance or that the timing of market adoption will be as predicted. As a general matter, there is a significant possibility that some of our development decisions, including significant expenditures on acquisitions, research and development, or investments in technologies, will not meet our expectations, and that our investment in some projects will be unprofitable. There is also a possibility that we may miss a market opportunity because we failed to invest or invested too late in a technology, product or enhancement sought by our customers or the markets into which we sell. Changes in market demand or investment priorities may also cause us to discontinue development for new products or features, which can have a disruptive effect on our relationships with customers. In addition, failure to develop new, innovative solutions that are attractive to customers and profitable to us could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We have no guaranteed purchases and regularly must re-win business with existing customers.

Generally, our customer contracts do not require customers to purchase any minimum or guaranteed volumes, and we conduct sales through framework contracts under which customers place purchase orders for which they often have the right to modify or cancel. We must regularly compete for and win business with existing customers across all of our customer segments. In addition, cloud providers tend to operate on shorter procurement cycles than some of our traditional customers, which can require us to compete to re-win business with these customers more frequently than required with other customers segments. Accordingly, there is no assurance that we will maintain our incumbency with any given customer or that our revenue levels from a customer in a particular period can be achieved in future periods. Customer spending levels can be unpredictable, and our sales to any customer could significantly decrease or cease at any time.

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
From the second quarter of fiscal 2021 through the third quarter of fiscal 2022, we received unprecedented orders for our products and services, during a period when the supply environment was constrained. We took a number of steps to mitigate these challenges, including extending our purchase commitments and placing non-cancellable, advanced orders with or through suppliers, particularly for long lead-time components. As of November 2, 2024, we had $1.7 billion in outstanding purchase order commitments to our contract manufacturers and component suppliers for inventory. We also expanded our manufacturing capacity and accumulated available raw materials inventory to prepare us to be able to produce finished goods more quickly as supply constraints eased for those components in shorter supply. As a result of this strategy, our inventory increased from $374.3 million at the end of fiscal 2021 to $1.1 billion at the end of fiscal 2023. While our inventory reduced to $820.4 million at the end of fiscal 2024, these inventory practices and their associated costs have had, and could in the future continue to have, an adverse impact on our cash from operations.

These inventory practices, particularly when considered in the context of our backlog, further introduce obsolescence risk that can impact our results of operations and financial condition. In addition, during fiscal 2023 and fiscal 2024, certain customers, including communications service providers and cable and multiservice operators in North America, that had earlier placed significant advanced orders, rescheduled deliveries for or cancelled a portion of such orders. Accordingly, our inventory needs for a particular period can fluctuate and be difficult to predict. If our customers were to cancel or delay orders for extended periods, inventory could become obsolete, and we could be required to write off or write down the inventory associated with those orders. In addition, if customers were to cancel or delay existing or forecasted orders for which we have significant outstanding commitments to our contract manufacturers or suppliers, we may be required to purchase inventory under these commitments that we are unable to sell. If we are required to write off or write down a significant amount of inventory, our results of operations for the applicable period would be materially adversely affected. For example, we recorded charges for excess and obsolete inventory of $77.3 million, $29.5 million and $16.2 million in fiscal 2024, 2023 and 2022, respectively, primarily related to a decrease in the forecasted demand for certain Networking Platforms products primarily sold to communications service providers. Our inability to effectively manage the matching of inventory with customer demand, particularly within any supply constrained environment, could adversely impact our results of operations and financial condition, and could result in loss of revenue, increased costs, or delays that could adversely impact customer satisfaction.
If we are unable to adapt our business and solutions offerings to the evolving consumption models of our customers, our competitive position and results of operations could be adversely affected.
Growing bandwidth demands and network operator efforts to reduce costs are resulting in a diverse range of approaches to the design and procurement of network infrastructure. We refer to these different approaches as “consumption models.” These consumption models can include: the traditional systems procurement of fully integrated solutions including acquiring hardware, software and services from the same vendor; the procurement of a fully integrated hardware solution from one vendor with the separate use of a network operator’s own software-denied network-based controller; the procurement of an integrated photonic line system with open interfaces from one vendor and the separate or “disaggregated” procurement of modem technology from a different vendor; or the development and use of published reference designs and open source specifications for the procurement of “white box” hardware to be used with open source software. In parallel, network operators are also exploring procurement alternatives for software solutions, ranging from integrated and proprietary software platforms to fully open source software. Some network operators are pursuing the deployment of smaller form factor, pluggable modem technology, particularly within switching and routing solutions, as an alternative to integrated optical networking platforms. Other network operators, including certain of our cloud provider customers, are playing a leading role in the transition to software-defined networking, the standardization of communications network solutions and the assembly of their own hardware platforms based on enabling third-party components. We believe that the potential for different approaches to the procurement of networking infrastructure will require network operators and vendors to evolve and broaden their existing solutions and commercial models over time. If we are unable to adapt our business to these new consumption models and offer attractive solutions and commercial models that meet our customers’ needs, our competitive position and results of operations could be adversely affected.
As we introduce technologies that enable us to enter into new markets, we may experience difficulty monetizing these new solutions and be exposed to increased or new forms of competition.

A key part of our strategy is to expand our addressable market into complementary and adjacent network applications by investing in new technologies, including solutions related to data center, PON, routing and switching, and automation software and services. As we do so, we expect to compete more directly with a broader range of suppliers, including IP router vendors, component vendors, software vendors, and integrators of networking technology.We have a limited history in commercializing and selling these solutions and the market and competitive landscape for them is dynamic, and it is difficult to predict important trends, including the potential growth, if any, of certain of these markets. If the markets relating to these solutions do not develop as we anticipate, or if we are unable to commercialize, increase market awareness of, or gain adoption of our solutions within those markets, revenue from these products may not grow, a key part of our strategy for growth would be adversely affected and our financial results may suffer.

Our go-to-market activities and the distribution of our WaveLogic coherent modem technology within the market for high-performance transceivers/modems could expose us to increased competition and poses other risks that could adversely affect our existing systems business or results of operations.

To expand our addressable market and address a range of customer consumption models, we recently entered the market for high-performance transceivers/modems. Making our critical coherent optical technology available in this manner could adversely impact the sale of products in our existing systems business. For example, our customers may choose to adopt disaggregated consumption models or third-party solutions that embed Ciena-designed optical modules instead of purchasing systems-based solutions directly from us. Accordingly, we may encounter situations where we are competing for opportunities in the market directly against a system from one of our competitors that incorporates Ciena-designed modules or other component technologies. Making this key technology available and enabling third-party sales of Ciena-designed modules may adversely affect our competitive position and increase the risk that third parties misappropriate or attempt to use our technology or related intellectual property without our authorization. These and other risks, unanticipated liabilities, or costs associated with the sales of our WaveLogic coherent technology could harm our reputation and adversely affect our business and our results of operations.

Supply chain challenges and constraints, including for semiconductor components, could adversely impact our growth, gross margins and financial results.

In the face of demand across a range of industries, global supply for certain raw materials and components, including, in particular, semiconductor, integrated circuits, and other electronic components used in most of our products, experienced substantial constraint and disruption in recent prior periods. As a result, we experienced significant component shortages, extended lead times, increased costs, and unexpected cancellation or delay of previously committed supply of key components across our supplier base. While reliability of supply has improved, extended lead times and elevated component costs could continue to adversely impact our revenue, our cost of goods sold, and our ability to reduce the cost to produce our products in a manner consistent with prior periods. It is unclear when the supply environment will fully stabilize, and there can be no assurance that we will not experience similar supply challenges or constraints in future periods. These challenges have affected, and could adversely affect, component availability, lead times and cost, which can adversely impact our revenue and have an impact on customer purchasing decisions. Supply chain challenges could also impact customer satisfaction or future business opportunities with customers, and result in increased use of cash, engineering design changes, and delays in new product introductions, each of which could adversely impact our business and financial results.

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
We have a number of significant assets on our balance sheet as of November 2, 2024, the value of which can be adversely impacted by factors related to our business and operating performance, as well as factors outside of our control. As of November 2, 2024, our balance sheet includes a net deferred tax asset of $885.9 million. The value of our net deferred tax assets can be significantly impacted by changes in tax policy, changes in future tax rates, or by our tax planning strategy. If any write-downs are required, our operating results may be materially adversely affected.

As of November 2, 2024, our balance sheet also includes $444.7 million of goodwill. We test each reporting unit for impairment of goodwill on an annual basis and between annual tests, if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. As of November 2, 2024, our balance sheet also includes $608.1 million in long-lived assets, which includes $165.0 million of intangible assets. Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. These assumptions are used to forecast future, undiscounted cash flows on which our estimates are based. If market conditions or our forecasts for our business or any particular operating segment change, we may be required to reassess the value of these assets. We could be required to record an impairment charge against our goodwill and long-lived assets or a valuation allowance against our deferred tax assets. Any write-down of the value of these significant assets would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial write-down or charge, our operating results would be materially adversely affected in such period.
Problems affecting the performance, interoperability, reliability or security of our products could damage our business reputation and negatively affect our results of operations.
The development and production of sophisticated hardware and software for communications network equipment is highly complex. Some of our products can be fully tested only when deployed in communications networks or when carrying traffic, and software products may contain bugs that can interfere with expected performance. As a result, undetected defects or problems affecting quality, interoperability, reliability, security and performance are often more acute for initial deployments of new products or enhancements. We have recently launched, or are in the process of launching, a number of new hardware and software offerings, including new evolutions of our WaveLogic coherent optical modem technology and new Routing and Switching platforms. Unanticipated product performance problems can relate to the design, manufacturing, installation, operation and interoperability of our products. Undetected errors can also arise as a result of defects in third-party technologies, components or software, including open source software, or manufacturing, installation or maintenance services supplied by third parties. The introduction of new and complex technologies, such as AI, can also increase security risks and the risk of defects. From time to time, we have had to replace certain components, provide software remedies or other remediation in response to defects or bugs, and we may have to do so again in the future. Such remediation costs could materially adversely impact our business and results of operations. In addition, we have encountered and may continue to encounter unanticipated security vulnerabilities relating to our technology, including as a result of the activities of our supply chain and our use of third-party software. Communications technologies, given their capability to transmit sensitive information, have frequently been the target of attacks from a range of threat actors including nation states and other malicious parties. Any actual or perceived exposure of our solutions to vulnerabilities, malicious software or cyber-attacks, as well as any product performance, reliability, security and quality problems, may result in some or all of the following effects:
•damage to our reputation, reduced demand, declining sales and order cancellations;
•increased costs to remediate defects or replace products;
•payment of liquidated damages, contractual or similar penalties, or other claims for performance failures or delays;
•write-offs of inventory or property;
•increased warranty expense or estimates resulting from higher failure rates, additional field service obligations or other rework costs related to defects;
•regulatory enforcement penalties or settlements;
•higher charges for increased inventory obsolescence;
•disruption to the operation of our network operator customers;
•reporting and other publication to customers or regulatory bodies;
•costs, liabilities and claims that may not be covered by insurance coverage or recoverable from third parties; and
•delays in introducing new products and services, recognizing revenue, or collecting accounts receivable.
These and other consequences could negatively affect our business and results of operations.
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
Emerging issues related to the development and use of AI could give rise to legal or regulatory action, damage our reputation, or otherwise materially harm of our business.
Our development and use of AI technology in our products and operations remains in the early phases. While we aim to develop and use AI responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. AI technologies are complex and rapidly evolving, and the technologies that we develop or use may ultimately be flawed. Moreover, AI technology is subject to rapidly evolving domestic and international laws and regulations, which could impose significant costs and obligations on the Company. For example, in 2023 the U.S. government issued an executive order on safe, secure and trustworthy AI, and the EU’s Artificial Intelligence Act, which establishes EU-wide rules on data quality, transparency, human oversight and accountability with respect to the use of AI, was enacted in August 2024. Emerging regulations may also pertain to data privacy, data protection, and the ethical use of AI, as well as clarifying intellectual property considerations. Our use of AI could give rise to legal or regulatory action or increased scrutiny or liability, and maydamage our reputation or otherwise materially harm our business.
Risks Relating to the Macroeconomic Environment and our Global Presence
Our business and operating results could be adversely affected by unfavorable changes in macroeconomic and market conditions and any reduction in the level of customer spending in response.
Our business and operating results depend significantly on general market and economic conditions. Market volatility and weakness in the regions in which we operate have previously resulted in sustained periods of decreased demand that have adversely affected our operating results. The current global macroeconomic environment is volatile and continues to be significantly and adversely impacted by inflation, geopolitical trends impacting global supply chains, and a dynamic environment for customer spending. Market conditions could also be adversely affected by a variety of political, economic or other factors in the United States and international markets that could in turn adversely affect spending levels of our customers and their end users, and could create volatility or deteriorating conditions in the markets in which we operate. Due to our concentration of revenue in the United States, we would expect to incur a more significant impact from any adverse change in the capital spending environment or market weakness in the United States. Macroeconomic uncertainty or weakness could result in:
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
•significant changes to free trade agreements, trade protection measures, tariffs and other import measures, such as those proposed by the incoming U.S. administration, export compliance, economic sanctions measures, domestic preference procurement requirements, qualification to transact business and additional regulatory requirements;
•natural disasters and severe weather events (including related to climate change), acts of war or terrorism, and public health emergencies or pandemics; and
•uncertain economic, legal and geopolitical conditions in Europe, Asia and other regions where we do business, including, for example, as a result of continued impacts of Brexit on the relationship between the United Kingdom and Europe, the ongoing military conflicts between both Russia and Ukraine and Israel and groups based in surrounding regions, including related maritime impacts in the Red Sea, and changes in China-Taiwan and U.S.-China relations.

We utilize a sourcing strategy that emphasizes global procurement of materials, and that has direct or indirect dependencies upon a number of vendors with operations in the Asia-Pacific region. Our international operations are subject to complex foreign and U.S. laws and regulations, including trade regulations, anti-bribery and corruption laws, antitrust or competition laws, and data privacy laws, such as the GDPR, among others. In particular, recent years have seen a substantial increase in anti-bribery law enforcement activity by U.S. regulators, and we currently operate and seek to operate in many parts of the world that are recognized or perceived as having greater potential for corruption. Violations of any of these laws and regulations could result in fines and penalties, criminal sanctions against us or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in certain geographies, and significant harm to our business reputation. Our policies and procedures to promote compliance with these laws and regulations and, to mitigate these risks, may not protect us from all acts committed by our employees or third-party vendors, including contractors, agents and services partners or from the misinterpretation or changing application of such laws. Additionally, the costs of complying with these laws (including the costs of investigations, auditing and monitoring) could adversely affect our current or future business.
Our business, operations and financial results could also be adversely impacted by instability, disruption or destruction in a significant geographic region, including as a result of war, terrorism, riot, civil insurrection or social unrest; natural or man-made disasters; severe weather events; public health emergencies; or economic instability or weakness. For example, in February 2022, armed conflict escalated between Russia and Ukraine. The United States and certain other countries have imposed sanctions on Russia (and Belarus for its support of Russia) and could impose further sanctions, which could damage or disrupt international commerce and the global economy. We are complying with a broad range of U.S. and international sanctions and export control requirements imposed on Russia and, in March 2022, we announced our decision to suspend our business operations in Russia. Although this decision did not materially impact our results of operations for fiscal 2022 or 2023 due to the limited amount of business that we conducted in Russia historically, it is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions, export control and import restrictions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. In addition, the conflict between Israel and groups based in surrounding regions, and related regional impacts have resulted in damage to submarine cables in the Red Sea and disruption of networks using those cables, which could impact future projects by our customers in this region. Such geopolitical instability and uncertainty could have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain countries and regions based on trade restrictions, sanctions, embargoes and export control law restrictions, and logistics restrictions including closures of air space, and could increase the costs, risks and adverse impacts from supply chain and logistics challenges.
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
Part of our business and growth strategy is to expand our geographic reach and increase market share in international markets through a combination of direct and indirect sales resources. We are also aggressively pursuing opportunities with service provider customers in additional geographies, including in Africa, the Middle East, and South Asia. This diversification of our markets and customer base has been a significant component of the growth of our business in recent years. Our efforts to continue to increase our sales and capture market share in international markets may ultimately be unsuccessful or may adversely impact our financial results, including our gross margin. Our failure to continue to increase our sales and market share in international markets could limit our growth and could harm our results of operations.
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
Our hardware and software networking solutions, including our WaveLogic modem technology and the components thereof, are based on complex technology, and we can experience unanticipated delays in developing, manufacturing and introducing these solutions to market. Delays in product development efforts by us or our third-party partners may affect our reputation with customers, affect our ability to capture market opportunities and impact the timing and level of demand for our products. We are regularly introducing new products and enhancements and each step in their development cycle presents serious risks of failure, rework or delay, any one of which could adversely affect the cost-effectiveness and timely development of our products. Reworks, in particular, if required, can be a very expensive and time-consuming effort. We may encounter delays relating to engineering development activities and software, design, sourcing and manufacture of critical components, and the development of prototypes. The development of new technologies may increase the complexity of supply chain management or require the acquisition, licensing or interworking with the technology of third parties. In addition, intellectual property disputes, failure of critical design elements and other execution risks may delay or even prevent the release of these products. If we do not successfully develop or produce products in a timely manner, our competitive position may suffer, and our business, financial condition and results of operations could be harmed.
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

•the impact of commercial or contractual disputes on our relationships with or the performance of our manufacturing partners;
•risks and uncertainties associated with the locations or countries where our products are manufactured, including disruption of manufacturing, logistics, or transit to final destinations caused by factors such as natural and man-made disasters, severe weather events, information technology system failures, commercial disputes, economic, business, labor, political, social, geopolitical, environmental, trade, or public health;
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

In addition, a range of physical and transitional risks related to climate change in the regions in which our contract manufacturers operate could have short-term or long-term adverse impacts on our business. Physical impacts could include severe weather events occurring more frequently or with more intensity, or changing weather patterns. This could impact the cost and availability of raw materials and other product inputs, disrupt our supply chain operations, manufacturing and distribution of our products, result in facilities closures, repairs or retrofitting, that could have an adverse impact on our business, operating results, and financial condition.
If our contract manufacturers are unable or unwilling to manufacture our products or components of our products to our expected level of performance, or if we experience a disruption in manufacturing, we may be required to identify and qualify alternative manufacturers. The process of qualifying a new contract manufacturer and commencing volume production is complex and time-consuming, and such transitions can be disruptive and costly. There can be no assurance that such transitions would not result in significant business disruption, including shipment delays or inability to meet our customer requirements that impact our revenue. These and other risks associated with our contract manufacturers’ businesses, financial condition, and the geographies in which they operate could impair our ability to fulfill orders, harm our sales and impact our reputation with customers in ways that adversely impact our business and results of operations.

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

The loss of a source of supply, or lack of sufficient availability of key components, could require that we locate an alternate source or redesign our products, either of which could result in business interruption and increased costs. Increases in market demand or scarcity of raw materials or components have resulted, and may in the future result, in shortages in availability of important components for our solutions, supply allocation challenges, deployment delays and increased cost, lead times and delivery cycle timelines. There are a number of significant technology trends or developments underway or emerging – including AI, the IoT, autonomous vehicles, and advances in mobile communications such as 5G technologies – that have previously resulted in, and we believe will continue to result in, increased market demand for key raw materials or components upon which we rely.

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

We rely on third-party resellers, distributors and service partners, and our failure to manage these relationships effectively could adversely affect our business, results of operations, and relationships with our customers.

To complement our global field resources, we rely on a number of third-party resellers, distributors and sales agents, both domestic and international, and we believe that these relationships are an important part of our business. There can be no assurance that we will successfully identify and qualify these resources or that we will realize the expected benefits of these sales relationships. We also rely on a number of third-party service partners, both domestic and international, to complement our global service and support resources. We rely on these partners for certain installation, maintenance and support functions and may increasingly use them for an expanding range of design, construction, integration and operation of networks, to address customer requirements. Certain service partners may provide similar services for other companies, including our competitors. We may not be able to manage our relationships with our service partners effectively, and we cannot be certain that they will be able to perform necessary services in the manner or time required, that we will be able to maintain the continuity of their services, or that they will adhere to ethical business practices. We may also be exposed to a number of risks or challenges relating to the performance of our service partners, including:
•delays in recognizing revenue;
•liability for injuries to persons, damage to property or other claims relating to the actions or omissions of our service partners;
•our services revenue and gross margin may be adversely affected; and
•our relationships with customers could suffer.
We must assess and qualify distribution partners, third-party resellers, sales agents and service partners in order to ensure their understanding of, and willingness and ability to adhere to, our standards of conduct and business ethics. Certain third-party business partners may not have the same operational history, financial resources and scale that we have. We may be held responsible or liable for the actions or omissions of these third parties or their violations of law. If we do not effectively manage our relationships with these third-party business partners, our business, financial results and relationships with customers could be adversely affected.
We may be exposed to unanticipated risks and additional obligations in connection with our resale of complementary products or technology of other companies.
We have entered into agreements with strategic supply partners that permit us to distribute their products or technology. We may rely on these relationships to add complementary products or technologies, to diversify our product portfolio, or to address a particular customer or geographic market. We may enter into additional OEM, resale or similar strategic arrangements in the future. We may incur unanticipated costs or difficulties relating to our resale of third-party products. Our third-party relationships could expose us to risks associated with the business, financial condition, intellectual property rights and supply chain continuity of such partners, as well as delays in their development, manufacturing or delivery of products or technology. We may also be required by customers to assume warranty, indemnity, service and other commercial obligations, including potential liability to customers. These liabilities could exceed the commitments, if any, made to us by our technology partners.

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
We rely on internal business processes and information systems to support key business functions, and the efficient operation of these processes and systems is critical to managing our business. Our business processes and information systems must be sufficiently scalable to support the growth of our business and may require modifications or upgrades that expose us to operational risks. We regularly pursue initiatives to transform and optimize our business operations through the reengineering of certain processes, investment in automation, and engagement of strategic partners or resources to assist with certain business functions. For example, to enhance operational efficiency and modernize our supply chain operations, we are pursuing a number of digital technology transformation efforts, including advanced analytics, automation, and other digital solutions. In addition, our business may begin to operate in new markets and through new supply chain models that may require different internal processes to manage. These changes require a significant investment of capital and human resources and may be costly and disruptive to our operations, and they could impose substantial demands on management time. These changes may also require changes in our information systems, modification of internal control procedures and significant training of employees or third-party resources. Our IT systems, and those of third-party IT providers or business partners, may also be vulnerable to damage or disruption caused by circumstances beyond our control, including catastrophic events, power anomalies or outages, natural disasters, severe weather events, or impacts of climate change, data security related incidents, and computer system or network failures. There can be no assurance that our business systems or those of our third-party business partners will not be subject to similar incidents, exposing us to significant cost, reputational harm and disruption or damage to our business.
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
Our future success and ability to maintain a technology leadership position depend upon our ability to recruit and retain the services of executive, engineering, sales and marketing, and support personnel. Competition to attract and retain highly skilled technical, engineering and other personnel with experience in our industry is intense, and our employees have been the subject of targeted hiring by our competitors. Competition is particularly intense in certain jurisdictions where we have research and development centers, including the Silicon Valley area of northern California, and for engineering talent generally. The lasting impact of the COVID-19 pandemic has resulted in higher employee costs, increased attrition, and significant shifts in the labor market and employee expectations. We may experience difficulty retaining and motivating existing employees and attracting qualified personnel to fill key positions. In addition, labor shortages and employee mobility may make it more difficult to hire and retain employees. None of our executive officers is bound by an employment agreement for any specific term. Because we rely on equity awards as a significant component of compensation, particularly for our executive team, a lack of positive performance in our stock price, reduced grant levels, or changes to our compensation program may adversely affect our ability to attract and retain key employees. If we are unable to attract and retain qualified personnel, we may be unable to manage our business effectively, and our operations and financial results could suffer.
In addition, a number of our team members are foreign nationals who rely on visas or work-entry permits in order to legally work in the United States and other countries. Changes in government policy and global events, such as pandemics, may interfere with our ability to hire or retain personnel who require these visas or entry permits. Our business may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes or projects involving personnel who are not citizens of the country where the work is to be performed. For example, potential changes in U.S. immigration policy and regulations, including potential changes following the recent U.S. federal elections, such as the implementation of restrictive interpretations by the U.S. Citizenship and Immigration Services of

regulatory requirements for H-1B, L-1 and other U.S. work visa categories, may also adversely affect our ability to hire or retain key talent, which could have an impact on our business operations.
Risks Related to Intellectual Property, Litigation, Regulation and Government Policy
Our intellectual property rights may be difficult and costly to enforce.

We generally rely on a combination of patents, copyrights, trademarks and trade secret laws to establish and maintain proprietary rights in our products and technology. Although we own numerous patents, and other patent applications are currently pending, there can be no assurance that any of these patents or other proprietary rights will not be challenged, invalidated or circumvented, or that our rights will provide us with any competitive advantage. In addition, there can be no assurance that patents will be issued for our pending applications or that claims allowed on any patents will be sufficiently broad to protect our technology. Further, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States.
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
We may incur significant costs in response to claims by others that we infringe upon their intellectual property rights.
From time to time third parties may assert claims or initiate litigation or other proceedings related to patent, copyright, trademark and other intellectual property rights to technologies and related standards that are relevant to our business. We have been subject to several claims related to patent infringement, and we have been requested to indemnify customers pursuant to contractual indemnity obligations relating to infringement claims made by third parties. The rate of infringement assertions by patent assertion entities remains high, particularly in the United States. Generally, these patent owners neither manufacture nor use the patented invention directly, and they seek to derive value from their ownership solely through royalties from patent licensing programs.
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
•develop non-infringing technology or modify certain products, services, or features, which could require significant effort and expense and ultimately may not be successful; and
•indemnify our customers or other third parties pursuant to contractual obligations to hold them harmless or pay expenses or damages on their behalf.
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
Some of our solutions, including our operating system software, Platform Software, and Blue Planet Automation Software, utilize elements of open source or publicly available software. As network operators seek to enhance programmability and automation of networks, we expect that we and other communications networking solutions vendors will increasingly contribute to and use technology or open source software developed by standards setting bodies or other industry forums that seek to promote the integration of network layers and functions. The terms of such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. This increases our risks associated with our use of such software and may require us to seek licenses from third parties, to re-engineer our products, or to discontinue the sale of such solutions. Difficulty obtaining and maintaining technology licenses with third parties may disrupt development of our products, increase our costs and adversely affect our business.
Data security breaches and cyber-attacks targeting our enterprise technology environment and assets could compromise our intellectual property, technology or other sensitive information and could cause significant damage to our business, reputation and operational capacity.
In the ordinary course of our business, our network environment and assets, and the networks and assets of our third-party business partners, including our supply chain and other vendors, maintain certain information that is confidential, regulated, proprietary or otherwise sensitive in nature to our business. This information may include intellectual property and product information, personal data, financial information and other confidential business information relating to us and our employees, customers, suppliers and other business partners. The frequency, sophistication and unpredictability of cybersecurity events globally have increased, and can be more acute during times of geopolitical tension or instability between countries. In addition, companies in the technology industry, and in particular, manufacturers of networking and communications products, have been increasingly subjected to a wide variety of data security incidents, including cyber-attacks, attacks against products, and other attempts to gain unauthorized access to network assets, infrastructure or sensitive information. Our network systems, devices, storage and other business applications, and those that we rely on, and that are maintained by our third-party providers, have been in the past, and may be in the future, subjected to security incidents including attack, exploitation, intrusion, disruption and other malfeasance or attempts to gain unauthorized access or conduct other unauthorized activities. Further, our network systems, devices, storage and other business applications may be targeted for data security incidents as a vicarious method to target our customers. Such data security incidents may be caused by malice or negligence from either third-party or internal actors. These threats arise from actions by nation states, independent hackers, hacktivist groups, organized cybercrime entities, and other third parties, as well as from malicious actors from within or supporting our organization. Further, evolving technologies, including AI, pose new threats. In some cases, it is difficult to anticipate, detect or identify indicators of such incidents and assess the damage caused thereby. If an actual or perceived data security incident affects our network or any of our third-party providers’ networks, we could incur significant costs, our technology and operations could be impacted, our customers and other stakeholders and/or their network environments could be impacted, our reputation could be harmed, and we may become involved in litigation, including with respect to allegations of breach of contract. We may also be subject to increased regulatory oversight, including governmental investigations, enforcement actions, and regulatory fines. We could also experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to timely produce, distribute, invoice, and collect payments for our products and services. Additionally, a data security incident may result in significant remediation expenses and increased cybersecurity protection and insurance costs.
While we work to safeguard our enterprise network systems and products and to diligence the security of our third-party providers to mitigate these potential risks, including through information security policies, employee awareness and training, and other technical, procedural and administrative controls, there is no assurance that such actions will be sufficient to prevent future data security incidents or insider threats. We have been subjected in the past, and expect to be subjected in the future, to a range of incidents including phishing, emails purporting to come from a company executive or vendor seeking payment requests, malware, and communications from look-alike corporate domains, as well as security-related risks created by malicious internal actors internally and our use of third-party software and services. We have also been subject to unauthorized access and exfiltration of confidential data as a result of the exploitation of vulnerabilities involving our use of third-party applications. While these types of incidents to which we have been subjected have not had a material effect on our business, technology, operations or our network security to date, future data security incidents could compromise material confidential or otherwise protected information, seize, destroy or corrupt data, impact our customers’ data or systems through attacks on our products in our customers’ environments, or otherwise disrupt our operations or impact our customers or other stakeholders. We and our network environment may also be subject in the future to ransomware attacks, nation-state cyber attacks or other types of cyber attacks. A failure to promptly disclose such material incidents as required by law may result in additional financial or regulatory consequences. We have incurred, and will continue to incur, expenses to comply with cybersecurity, privacy, and data protection standards and protocols imposed by law, regulation, industry standards and contractual obligations. Increased regulation of data collection, use and retention practices, and product security regulations, including self-regulation and industry standards, changes in existing laws and regulations, enactment of new laws and regulations, increased enforcement activity, and changes in interpretation of laws, could increase our cost of compliance and operation. And while we may be entitled to damages if our third-party providers fail to satisfy their security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. While we have purchased cybersecurity insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses or not subject to any exclusions. Moreover, as cyber-attacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as adequate for our operations.

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
Changes in trade policy, including the imposition of tariffs and other import measures, increased export control, sanctions and investment restrictions, and efforts to withdraw from or materially modify international trade agreements, as well as other regulatory efforts impacting the import and sale of foreign equipment, may adversely affect our business, operations and financial condition.
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
For example, our supply chain includes certain direct and indirect suppliers based in China who supply goods to us, our manufacturers, or our third-party suppliers. Recently, there have been a number of significant geopolitical events, including trade tensions and regulatory actions, involving the governments of the United States and China. The U.S. government has raised tariffs, and imposed new tariffs, on a wide range of imports of Chinese products, including component elements of our solutions and certain finished goods products that we sell. For example, U.S. tariff policy involving imports from China was subject to a lengthy, now-completed review by the U.S. government in 2023 and the first three quarters of 2024, and the incoming U.S. administration has announced an intent to impose an additional 10% tariff on all imports from China. The U.S. government has also introduced broad new restrictions on imports from China allegedly manufactured with forced labor, and the EU and the UK have recently adopted similar restrictions. China has retaliated by raising tariffs, and imposing new tariffs, on certain exports of U.S. goods to China, introducing blocking measures to restrict the ability of domestic companies to comply with U.S. trade restrictions, and recently prohibiting the export of certain rare minerals from China to the United States, and could take further steps to retaliate against U.S. industries or companies. In May 2020, the U.S. introduced significant further restrictions limiting access to controlled U.S. technology to additional Chinese government and commercial entities, including certain of our competitors based in China. More recently, in October 2022, the U.S. Department of Commerce imposed additional export control restrictions targeting the provision of certain semiconductors and related technology to China that could further disrupt supply chains that could adversely impact our business. In addition, the U.S. Federal Communications Commission (the “FCC”) in November 2022 prohibited communications equipment deemed to pose an unacceptable risk to national security from obtaining the equipment authorization that allows the products to be imported, marketed, or sold in the U.S. This prohibition currently includes telecommunications equipment produced by Huawei, its affiliates and subsidiaries, and four other Chinese companies, and additional entities may be subsequently added to this list. In addition, U.S. Department of Treasury’s Office of Foreign Assets Control has increasingly designated as Specially Designated Nationals and Blocked Persons (“SDNs”) companies in China for their alleged activities involving Russia, Iran, North Korea or forced labor practices in the Xinjiang province of China, and such SDN designation includes not only an asset freeze but also broad prohibitions on any direct or indirect dealings with designated SDNs, or non-designated entities owned by one or more SDNs at 50% or greater level. The situation involving U.S.-China trade relations remains volatile and uncertain, and there can be no assurance that further actions by either country will not have an adverse impact on our business, operations and access to technology, or components thereof, sourced from China. See also the risk factor with the caption beginning “Our reliance on third-party component suppliers…” above.
At this time, it remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of tariffs on goods imported into the U.S., tax policy related to international commerce, increased export control, sanctions and investment restrictions, import or use of foreign communications equipment, or other trade matters. However, the incoming U.S. administration announced an intent to impose tariffs on imports from Canada, Mexico, and China. We estimate that products or components that make up a significant portion of our revenue are either manufactured in or distributed from Mexico. Although the ultimate scope and timing of any such tariffs is indeterminable, if implemented, they could have a significant impact on our financial condition and results of operations. Based on our manufacturing practices and locations, there can be no assurance that any future executive or legislative action in the United States or other countries relating to tax policy and trade regulation would not adversely affect our business, operations and financial results.
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
The FCC has jurisdiction over many companies in the U.S. telecommunications industry, and similar agencies have jurisdiction over the communications industries in other countries. Many of our largest customers, including service providers and cable and multiservice network operators, are subject to the rules and regulations of these agencies, while others participate in and benefit from government-funded programs that encourage the deployment of network infrastructures. These regulatory requirements and funding programs and related laws are subject to changes that may adversely impact our customers, with resulting adverse impacts on our business.
In April 2024, the FCC reclassified broadband internet access service (“BIAS”) as a telecommunications service under Title II of the Communications Act and reinstated net neutrality obligations on BIAS providers. States and localities are also increasingly proposing new regulations impacting communications services. Any of these regulations could affect our customers and their legal and compliance costs, with resulting adverse impacts on our business.
Changes in regulatory requirements or uncertainty associated with the regulatory environment could delay or serve as a disincentive to investment in network infrastructures by network operators, which could adversely affect the sale of our products and services. Similarly, changes in regulatory tariff requirements or other regulations relating to pricing or terms of carriage on communications networks could slow the development or expansion of network infrastructures and adversely affect our business, operating results, and financial condition. Legislators and regulators have also enacted and may in the future enact laws and rules that impose significant fines or other liability on communications companies that experience cyber attacks, information or security breaches, or technology disruptions or failures. Such events may therefore have an adverse effect on our company or our customers’ businesses.
Separately, certain of our cloud provider customers have been the subject of regulatory and other government actions, including inquiries and investigations, formal or informal, by competition authorities in the United States, Europe and other jurisdictions. For example, in July 2019, the U.S. Department of Justice announced that it would commence an antitrust review into significant online technology platforms, and in September 2019, various state attorneys general announced antitrust investigations involving certain technology companies. In addition, certain committees of the U.S. Congress have held hearings and pursued investigations to consider the businesses associated with these platforms, their impact on competition, and their conduct. Further, in November 2024, reports emerged that the Federal Trade Commission opened an investigation into potentially anticompetitive practices by at least one large company in the cloud computing market. There can be no assurance that these government actions will not adversely impact the network spending, procurement strategies, or business practices of our cloud provider customers in a manner adverse to us.
Government regulations related to the environment, climate change and social initiatives could adversely affect our business and operating results.
Our operations are regulated under various federal, state, local and international laws and regulations relating to the environment and climate change and in many of the jurisdictions in which we operate, governmental authorities are increasingly enacting new legislation and regulations relating to the environment and climate change. These laws and regulations directly impact us and may indirectly impact our operations as a result of required compliance by our customers or supply chain. Inconsistency across laws and regulations may affect the costs of compliance with such laws and regulations. Assessments of the potential impact of future climate change legislation, regulation, and international treaties and accords are uncertain, given the wide scope of potential regulatory change in countries in which we operate. Increased public awareness and worldwide focus on environmental and climate changes may lead to new or strengthened regulations, legislation or other governmental requirements or industry standards, such as increased demand to meet voluntary criteria related to reduction of greenhouse gas emissions and increasing energy efficiency. These requirements will, and other increased regulation of climate change concerns could, subject us to additional costs and restrictions, and could require us to make certain changes to our manufacturing practices and product designs, which could negatively impact our business, results of operations, financial condition and competitive position. If we were to violate or become liable under these laws or regulations, we could incur fines, costs related to damage to property or personal injury and costs related to investigation or remediation activities.
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
Investors, media, business partners, employees, legislators, regulators, and other stakeholders are increasingly focused on ESG matters, including climate change and greenhouse gas emissions, human and civil rights, and diversity, equity and inclusion. As expectations have changed, we have established and communicated various initiatives, goals and aspirations related to ESG matters. Any disclosed goals and aspirations reflect our current initiatives and plans and assumptions as of the date of their disclosure, involve risks and uncertainties, may require investments, may depend in part on third-party performance or data that is outside our control, are subject to assumptions that could change over time, and may not be achieved. In addition, the standards and laws by which ESG efforts are tracked and measured are in many cases new, have not been harmonized, and continue to evolve. Our efforts to abide by these standards and laws and to accomplish and accurately report on our initiatives, goals and aspirations present numerous operational, reputational, financial, legal, and other risks. Our processes and controls may not always align with evolving standards, our interpretation of standards may differ from others, and standards may continue to change over time, any of which could result in significant revisions to our goals, our reported progress toward those goals, or other ESG information we disclose. In addition, any failure or perceived failure to pursue, further or fulfill our previously stated goals, targets and objectives, satisfy various reporting standards within the timelines we announce, or at all, adhere to our public statements, comply with environmental, social and governance laws and regulations, and meet evolving and varied stakeholder expectations and standards, could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.
Changes in tax law or regulation, effective tax rates and other adverse outcomes with taxing authorities could adversely affect our results of operations.
Our future effective tax rates could be subject to volatility or adversely affected by changes in tax laws, regulations, accounting principles, or interpretations thereof. The impact of income taxes on our business can also be affected by a number of items relating to our business. These may include estimates for, and the actual, geographic mix of our earnings; changes in the valuation of our deferred tax assets; the use or expiration of net operating losses or research and development credit arrangements applicable to us in certain geographies; and changes in our methodology for transfer pricing, valuing developed technology or conducting intercompany arrangements.
The Organization for Economic Co-operation and Development (the “OECD”) has introduced a framework to implement a global minimum tax of 15% for certain highly profitable multinational companies, referred to as Pillar Two or the minimum tax directive. While it is uncertain whether the United States will enact legislation to adopt Pillar Two, certain countries in which we operate have enacted legislation, and other countries are in the process of introducing draft legislation to implement the minimum tax directive. Many aspects of Pillar Two will be effective for Ciena beginning in fiscal 2025 with additional components becoming effective beginning in fiscal 2026. Pillar Two taxes are considered an alternative minimum tax accounted for as a period cost that will impact the effective tax rate in the year the Pillar Two tax obligation arises. Therefore, deferred taxes will not be recognized or adjusted for the estimated effects of future minimum taxes. We have assessed the impact of Pillar Two and do not currently anticipate any material effect on our effective tax rate, financial results or cash flows for fiscal 2025 based on currently enacted laws; however, our analysis is ongoing as the OECD continues to release additional guidance and countries enact legislation. To the extent additional legislative changes take place in the countries in which we operate, it is possible that these changes may yield an adverse impact on our effective tax rate, financial results and cash flows.

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
Our common stock price has experienced substantial volatility in the past and may remain volatile in the future. Volatility in our stock price can arise as a result of a number of the factors discussed in this “Risk Factors” section. From fiscal 2020 through fiscal 2024, our closing stock price ranged from a high of $77.60 per share to a low of $34.50 per share. The stock market has experienced significant price and volume fluctuation that has affected the market price of many technology companies, with such volatility often unrelated to the operating performance of these companies. Divergence between our actual results and our forward-looking guidance for such results, the published expectations of investment analysts, or the expectations of the market generally, can cause significant swings in our stock price. Our stock price can also be affected by market conditions in our industry as well as announcements that we, our competitors, vendors or our customers may make. These may include announcements by us or our competitors of financial results or changes in estimated financial results, technological innovations, the gain or loss of customers, or other strategic initiatives. Our common stock is also included in certain market indices, and any change in the composition of these indices to exclude our company could adversely affect our stock price. In addition, if the market for technology stocks or the broader stock market experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. These and other factors affecting macroeconomic conditions or financial markets may materially adversely affect the market price of our common stock in the future.

Outstanding indebtedness under our senior secured credit facilities and senior unsecured notes may adversely affect our liquidity and results of operations and could limit our business.
We are a party to credit agreements relating to a $300 million senior secured revolving credit facility, an outstanding senior secured term loan with approximately $1.2 billion due 2030, and an outstanding senior unsecured indenture pursuant to which we issued $400 million in aggregate principal amount of 4.00% senior notes due 2030. The agreements governing these credit facilities contain certain covenants that limit our ability, among other things, to incur additional debt, create liens and encumbrances, pay cash dividends, redeem or repurchase stock, enter into certain acquisition transactions or transactions with affiliates, repay certain indebtedness, make investments, or dispose of assets. The agreements also include customary remedies, including the right of the lenders to take action with respect to the collateral securing the loans, that would apply should we default or otherwise be unable to satisfy our debt obligations.

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
The operation of our business requires significant capital. We have accessed the capital markets in the past and have successfully raised funds, including through the issuance of equity, convertible notes and other indebtedness, to increase our cash position, support our operations and undertake strategic growth initiatives. We regularly evaluate our liquidity position, debt obligations and anticipated cash needs to fund our long-term operating plans, and we may consider it necessary or advisable to raise additional capital or incur additional indebtedness in the future. If we raise additional funds through further issuance of equity or securities convertible into equity, or undertake certain transactions intended to address our existing indebtedness, our existing stockholders could suffer dilution in their percentage ownership of our company, or our leverage and outstanding indebtedness could increase. At times, capital market conditions, including the impact of inflation, have increased borrowing rates and could significantly increase our cost of capital should we seek additional funding. Moreover, global capital markets have undergone periods of significant volatility and uncertainty in the past, and there can be no assurance that such financing alternatives will be available to us on favorable terms or at all, should we determine it necessary or advisable to seek additional capital.

Item 1B. Unresolved Staff Comments
Not applicable.

Item 1C. Cybersecurity

Oversight and Governance
Our Board of Directors and the Audit Committee of our Board of Directors (the “Audit Committee”) are responsible for overseeing and assessing management’s execution of and approach to cybersecurity risk management. Our Chief Information Security Officer (“CISO”), who reports directly to our Chief Financial Officer, is primarily responsible for assessing cybersecurity risks and managing our cybersecurity program on a day-to-day basis, with support from other members of senior management.
Our CISO is an accomplished security professional with 20 years of experience in cybersecurity and risk management across numerous industries and holds degrees in computer science and information assurance, and additional executive education in building and leading cybersecurity programs. The CISO and his team (the “Security Team”), which includes trained cybersecurity professionals, are responsible for implementing and maintaining our cybersecurity strategy and program and its related processes. We also maintain a Security Advisory Committee (“SAC”), which is chaired by our Chief Financial Officer and composed of members of executive leadership and other functional leaders, including our General Counsel, CISO, Chief Digital Information Officer, and Vice President of Internal Audit. The SAC meets regularly to, among other things, review cybersecurity program developments and serves as a path of escalation and decision-making in certain situations, including incident response.
We, and our managed security partners, regularly monitor our environment for indicators of malicious or suspicious activity and security relevant events. The potential risk and impact of any such event is evaluated by a cross-functional team that includes members of our Security Team, legal department and other business functions as necessary and appropriate. Materiality determinations related to escalated events are made by the SAC without unreasonable delay. The CISO, on a quarterly basis, generally provides the Audit Committee a summary of relevant cybersecurity events, with certain events escalated to the Audit Committee outside of these quarterly meetings depending upon their nature.
As part of our Board of Directors’ oversight of risk management, they devote time and attention to cybersecurity related risks. The Audit Committee is responsible for overseeing cybersecurity, data privacy and information technology-related programs, policies and other efforts to manage or mitigate cybersecurity risks. As part of its standing agenda, the Audit Committee receives quarterly updates on cybersecurity risks and initiatives from our CISO. These updates have included reviews of our cybersecurity risk management efforts, including the development of relevant processes and policies, the implementation of technologies and systems, or use of third-party partners to safeguard our information systems, the conduct of education and training initiatives with employees and business partners, and incident response preparedness, including simulations and tabletop exercises. The Audit Committee regularly updates the Board of Directors on such matters. Separately, and in addition to such quarterly reporting, our Board of Directors also receives an annual update from our CISO on information and cybersecurity risks and related initiatives. These Board updates have included briefings from our CISO, as well as external counsel and third-party security advisors, which have included continuing education sessions as our Board of Directors seeks to enhance its understanding of cybersecurity risk, leading practices and an evolving cyber threat landscape.
Risk Management and Strategy
The safeguarding of information systems, that house employee and customer data, and proprietary information, are of paramount importance to us, our business and our reputation. We maintain a robust and proactive enterprise cybersecurity program designed to identify, assess and manage cybersecurity risks that may impact our business or assets.
Cybersecurity Strategy
Our cybersecurity strategy focuses on (i) maintaining a cybersecurity framework and set of controls to assess and manage security risks and (ii) protecting against threats by deploying and monitoring security controls and mitigating exposures and potential threats. We maintain a security program designed to align with industry standards, principles, and frameworks, such as those set by the National Institute of Standards and Technology (NIST) and the International Organization for Standardization (ISO). Our program is also informed by various legal requirements including contractual requirements from our customers. In addition, we maintain internal policies and procedures that govern the measures we take to secure our information technology environment. These include a wide variety of capabilities designed to prevent, detect, or address risks to systems and data. We also employ a range of tools and services, including regular network and endpoint monitoring, penetration testing, and vulnerability assessments, to inform our risk identification and management strategy.
Security Risk Management
Our Security Team regularly assesses cybersecurity risks, including their likelihood and potential impact, to develop mitigation strategies. The team utilizes enterprise governance, risk, and compliance solutions and tools licensed from third-party vendors to conduct various analytic assessments, including cloud and container security, detection and response, threat intelligence, and application security assessments. We also routinely evaluate and update our understanding of our cybersecurity threat landscape and evolve our related assessments and mitigation strategies accordingly.
We regularly review our cybersecurity program for compliance with evolving regulations and to protect against emerging cyber threats. Because we operate in a dynamic threat landscape, we conduct regular reviews of our program and procedures, and we periodically engage third parties to supplement and review our cybersecurity practices. We also maintain a cybersecurity risk insurance policy as part of our risk management efforts, and regularly engage and collaborate with peers, industry groups, and U.S. government partners relating to cybersecurity risk management and the evolving threat environment.
We seek to identify and address cybersecurity threats and risks that can arise from our use of third parties, including those that comprise our information systems, supply chain operations or who have access to certain data. We utilize supplier risk management practices, including enhanced due diligence assessments, that seek to identify cybersecurity risks associated with our use of third-party providers and the scope and nature of their work with us. These risks are assessed and prioritized based on, among other things, supplier assessments, threat intelligence, and industry practices. We consider these risks at the time of supplier onboarding and endeavor to assess changes in risk throughout the lifecycle of our relationship with suppliers.
Promoting an engaged and aware workforce is a key part of our cybersecurity defense program. We carry out regular security awareness training for our personnel to help them better identify and address potential cybersecurity issues. This includes regular exercises to simulate and detect phishing attempts, various awareness and communication initiatives and required online security awareness training at the time of hire and generally on an annual basis thereafter.
Incident Response Readiness
We utilize a combination of internal and third-party resources to monitor for threats to our network, systems and data. To promote cybersecurity readiness and advance the preparedness of our teams, our cross-functional incident response teams maintain an incident response plan, in addition to more technical response playbooks, and meet regularly to assess these resources. Among other things, they perform “tabletop” simulation exercises, internally and with third-party experts, to outline their roles and responsibilities during a cybersecurity event and to refine risk identification and management practices.
We have in the past, and may in the future, utilize third-party cyber security assessors or consultants to review our program, to share their findings with our Board of Directors or leadership, and to help identify opportunities for continuous improvement.
Additional information about cybersecurity risks we face is discussed in Item 1A of Part I of this annual report, “Risk Factors,” including under the heading “Data security breaches and cyber-attacks targeting our enterprise technology environment and assets could compromise our intellectual property, technology or other sensitive information and could cause significant damage to our business, reputation and operational capacity,” which should be read in conjunction with the information above. While we continue to monitor, identify, investigate, respond to, and manage cybersecurity threats, risks and incidents, to date we have not experienced cybersecurity risks, including as a result of previous cybersecurity incidents, that have had a material effect. There can be no assurance that we will not experience such risks in the future.
Item 2. Properties
Overview. As of November 2, 2024, all of our properties are leased, and we do not own any real property. We lease facilities globally related to the ongoing operations of our business segments and related functions. Our corporate headquarters are located in one building in Hanover, Maryland.
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

Item 3. Legal Proceedings

The information set forth under the heading “Litigation” in Note 26 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report, is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) Our common stock is traded on the New York Stock Exchange under the stock symbol “CIEN.”
As of December 13, 2024, there were approximately 652 holders of record of our common stock and 142,115,595 shares of common stock outstanding. We have never paid cash dividends on our capital stock. We currently intend to retain earnings for use in our business, and we do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
The following table provides a summary of repurchases of our common stock during the fourth quarter of fiscal 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands)
July 28, 2024 to August 24, 2024	—	$—	—	$131,985
August 25, 2024 to September 28, 2024	865,189	$57.21	865,189	$82,489
September 29, 2024 to November 2, 2024	1,259,201	$65.51	1,259,201	$—
Total	2,124,390	$62.13	2,124,390

(1) On December 9, 2021, we announced that our Board of Directors had authorized a program to repurchase up to $1.0 billion of our common stock. During the fourth quarter of fiscal 2024, we repurchased $132.0 million of our common stock under such stock repurchase program which completed the authorized repurchases contemplated thereunder. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Liquidity and Capital Resources – Stock Repurchase Authorization” in Item 7 of Part II of this annual report and Note 21 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for information regarding the stock repurchase programs authorized by our Board of Directors.

Stock Performance Graph
The following graph shows a comparison of cumulative total returns for an investment in our common stock, the S&P North American Technology-Multimedia Networking Index and the Russell 1000 Index from November 1, 2019 to November 1, 2024. The Russell 1000 Index comprises the stocks representing the 1,000 largest publicly traded American companies as measured by market capitalization. The S&P North American Technology-Multimedia Networking Index includes stocks in the S&P Total Market Index that are classified under the Global Industry Classification Standard communications equipment sub-industry. This graph is not deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933, as amended, or the Exchange Act.
Comparison of 5-Year Cumulative Total Return Among Ciena Corporation,
the S&P North American Technology-Multimedia Networking Index and the Russell 1000 Index

The graph tracks the performance of a $100 investment in our common stock and in each of the indices on November 1, 2019 (with the subsequent reinvestment of all dividends at month end). This graph assumes $100 invested in Ciena Corporation, the Russell 1000 and the S&P North American Technology-Multimedia Networking Index, respectively, on November 1, 2019 with all dividends reinvested at month-end. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.
(b) Not applicable.
(c) Not applicable.

Item 6. [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this annual report.

Overview

We are a network technology company, providing hardware, software, and services to a wide range of network operators and enabling enhanced network capacity, service delivery, and automation. Our solutions support network traffic across a wide range of applications, including cloud, video, data, AI, and voice. Our network solutions are used globally by communications service providers, cable and multiservice operators, cloud providers, submarine network operators, governments, and enterprises across multiple industry verticals. Our portfolio is designed to enable the Adaptive Network™, which is our vision for a network end state that leverages a programmable and scalable network infrastructure, driven by software control and automation capabilities, that is informed by network analytics and intelligence. Our solutions include Networking Platforms, including our Optical Networking portfolio and our Routing and Switching portfolio, which can be applied from the network core to end-user access points, and which allow network operators to scale capacity, increase transmission speeds, allocate traffic efficiently, and adapt dynamically to changing end-user service demands. To complement our Networking Platforms, we offer Platform Software, which includes our Navigator NCS and advanced applications that deliver multi-layer domain control and operations for network operators. Through our Blue Planet Automation Software, we also enable complete service lifecycle management automation with productized OSS, including inventory, orchestration and assurance solutions that help our customers to achieve closed loop automation across multi-vendor and multi-domain environments.

Market Opportunity and Investment in Technology Innovation

The market into which we sell our communications networking solutions is dynamic and characterized by a high rate of change, including rapid growth in bandwidth demand and network traffic, the proliferation of cloud-based services and new approaches, or “consumption models,” for designing and procuring networking solutions. Drivers of increased bandwidth demand include enterprise and consumer cloud network adoption, generative AI, 5G, high-definition video, and network operator focus on resilience and automation. To address these growing service demands and manage network cost, many network operators are looking to adopt next-generation infrastructures that are more programmable and better capable of leveraging data for network insight, analytics and automation.

We believe that our investment capacity and our efforts to push the pace of innovation are important competitive differentiators in our markets. Keeping pace with the market’s demand for technology innovation requires considerable research and development investment capacity and expenditures, and research and development spending represented 19.1% of our operating expenses in fiscal 2024. During fiscal 2024, we invested $767.5 million in research and development activities, an increase of 2.3% compared to fiscal 2023. In particular, in an effort to capture certain market opportunities created by the impact of AI on networks, in fiscal 2024 we continued to innovate, increase the performance of, and enhance the capabilities for our leading WaveLogic coherent modem technology in multiple form factors. Through this innovation we seek to extend our leadership in our core business and leverage this to expand our addressable market into complementary and adjacent network applications, including inside and around the data center.

Our business strategy to capitalize on these market dynamics and investment opportunities also include the initiatives set forth in the “Strategy” section of the description of our business in Item 1 of Part I of this annual report.

Fluctuation in Order Volumes and Impact on Fiscal 2024 Revenue

During fiscal 2021 and fiscal 2022, we received an unprecedented volume of orders for our products and services. We believe some portion of these orders reflected customer acceleration of future orders due to long lead times during the constrained supply environment of that period, as well as orders that were delayed due to the dynamics of the COVID-19 pandemic. These order volumes resulted in significant revenue growth in fiscal 2023. Our order volumes began to moderate in the fourth quarter of fiscal 2022, and we experienced order levels below revenue during fiscal 2023 and the first half of fiscal 2024, particularly from our communications service provider customers. We believe this was, in part, due to communications service providers in North America working through relatively high levels of inventory previously acquired, which was made more difficult due to challenges installing and deploying equipment. In addition, in certain international geographies, we believe that caution driven by macroeconomic concerns and market-specific issues contributed to lower-than-expected order volumes from communications service providers during fiscal 2024. As a result of these dynamics, our revenue for fiscal 2024 was lower than our revenue in fiscal 2023. Notwithstanding these recent dynamics and their impact on fiscal 2024 revenue, we continue to believe that certain trends and shifts in business and consumer behaviors and the drivers of bandwidth demand described above under “Market Opportunity and Investment in Technology Innovation” represent long-term opportunities for our business.

Fiscal Year-End Backlog

Generally, we make sales pursuant to purchase orders placed by customers under framework agreements that govern the general commercial terms and conditions of the sale of our products and services. These agreements do not obligate customers to purchase any minimum or guaranteed order quantities. In calculating backlog, we only include (i) customer purchase orders for products that have not been shipped and for services that have not yet been performed; and (ii) customer orders relating to products that have been delivered and services that have been performed, but are awaiting customer acceptance under the applicable contract terms. Backlog may be fulfilled several quarters following receipt of a purchase order, or in the case of certain service obligations, may relate to multi-year support periods.

Our backlog was $2.1 billion as of November 2, 2024, as compared to $2.6 billion as of October 28, 2023. Backlog includes product and service orders from commercial and government customers combined. Backlog at November 2, 2024 includes approximately $352.5 million primarily related to orders for products and services that are not expected to be filled or performed within fiscal 2025. Because backlog can be defined in different ways by different companies, our presentation of backlog may not be comparable with figures presented by other companies in our industry. In addition, our customers may cancel, delay or change their orders with limited advance notice, or they may decide not to accept our products and services. The timing of our fulfillment of backlog could cause some volatility in our results of operations.

Stock Repurchase Program
On October 2, 2024, we announced that our Board of Directors authorized a program to repurchase up to $1.0 billion of our common stock, commencing in fiscal 2025 and continuing through the end of fiscal 2027. Authorized purchases contemplated under our prior stock repurchase program, which was authorized in fiscal 2022, were completed in fiscal 2024. The amount and timing of any further repurchases under our stock repurchase program are subject to a variety of factors including liquidity, cash flow, stock price and general business and market conditions. The program may be modified, suspended, or discontinued at any time. See Notes 21 and 27 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report.

Consolidated Results of Operations

A discussion regarding our financial condition and results of operations for fiscal 2024 compared to fiscal 2023 is presented below. A discussion of fiscal 2023 compared to fiscal 2022 can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 28, 2023, filed with the SEC on December 15, 2023, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at investor.ciena.com.
Operating Segments

Our results of operations are presented based on the following operating segments: (i) Networking Platforms; (ii) Platform Software and Services; (iii) Blue Planet Automation Software and Services; and (iv) Global Services. See Notes 2 and 24 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for more information on our segment reporting.

Fiscal 2024 Compared to Fiscal 2023

Revenue

Revenue and Currency Fluctuations

As a result of the factors impacting order volumes described under “Overview” above, our revenue declined by 8.5% in fiscal 2024 as compared to fiscal 2023. In addition, during fiscal 2024, approximately 14.3% of our revenue was non-U.S. Dollar denominated, primarily including sales in Euros, Indian Rupees and Canadian Dollars. During fiscal 2024, as compared to fiscal 2023, the U.S. Dollar fluctuated against these and other currencies with minimal impact as compared to fiscal 2023.

Operating Segment Revenue

See Notes 2 and 24 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for more information on our segment reporting. The table below sets forth the changes in our operating segment revenue for the periods indicated (in thousands, except percentage data):

	Fiscal Year
	2024	%*	2023	%*	Increase (decrease)	%**
Revenue:
Networking Platforms
Optical Networking	$2,642,563	65.8	$2,987,245	68.1	$(344,682)	(11.5)
Routing and Switching	399,492	10.0	506,247	11.5	(106,755)	(21.1)
Total Networking Platforms	3,042,055	75.8	3,493,492	79.6	(451,437)	(12.9)

Platform Software and Services	358,062	8.9	303,873	6.9	54,189	17.8
Blue Planet Automation Software and Services	77,619	2.0	69,170	1.6	8,449	12.2

Global Services
Maintenance Support and Training	303,086	7.5	288,334	6.6	14,752	5.1
Installation and Deployment	184,358	4.6	180,951	4.1	3,407	1.9
Consulting and Network Design	49,775	1.2	50,729	1.2	(954)	(1.9)
Total Global Services	537,219	13.3	520,014	11.9	17,205	3.3

Consolidated revenue	$4,014,955	100.0	$4,386,549	100.0	$(371,594)	(8.5)
_________________________________

*	Denotes % of total revenue
**	Denotes % change from 2023 to 2024
•Networking Platforms segment revenue decreased by $451.4 million, reflecting product line sales decreases of $344.7 million of our Optical Networking products and $106.7 million of our Routing and Switching products.
◦Optical Networking sales decreased, primarily reflecting sales decreases of $470.3 million of our 6500
Packet-Optical Platform primarily to communications service providers, enterprise customers, cable and multiservice operators, and cloud providers, and $17.2 million of our 5400 family of Packet-Optical Platforms primarily to communications service providers. These sales decreases were partially offset by sales increases of $63.1 million primarily of our coherent pluggable transceivers, primarily to cloud providers, $45.2 million of our 6500 RLS products primarily to communications service providers, cable and multiservice operators and cloud providers, and $35.8 million of our Waveserver® products primarily to communications service providers, partially offset by sales decreases to enterprise customers and cloud providers.
◦Routing and Switching sales decreased, primarily reflecting sales decreases of $103.8 million of our 3000 and 5000 families of service delivery and aggregation switches primarily to communications service providers, cable and multiservice operators, and enterprise customers, $8.9 million of our 8700 Packetwave Platform, primarily to communications service providers and enterprise customers, $5.4 million of our virtualization software, primarily to communications service providers partially offset by increased sales to enterprise customers, and $4.3 million of our passive optical network (PON) products, primarily to communications service providers. These sales decreases were partially offset by sales increases of $8.7 million of our platform independent software, primarily to communications service providers and cloud providers, $4.8 million of our WaveRouter products, primarily to communications service providers, and $3.6 million of our 8100 Coherent IP networking platforms, primarily to enterprise customers and cloud providers.
•Platform Software and Services segment revenue increased by $54.2 million, reflecting sales increases of $32.3 million in sales of software platforms and $21.9 million in sales of our software maintenance services, both primarily for our Navigator NCS software platform.

•Blue Planet Automation Software and Services segment revenue increased by $8.4 million, primarily reflecting a sales increase of $11.4 million in professional software services primarily for our BPI and ROA platforms partially offset by a sales decrease of $2.9 million in software platforms.
•Global Services segment revenue increased by $17.2 million, primarily reflecting sales increases of $14.8 million of our maintenance support and training and $3.4 million of our installation and deployment services.
Revenue by Geographic Region
Our operating segments engage in business and operations across three geographic regions: Americas, EMEA, and APAC. The geographic distribution of our revenue can fluctuate significantly from period to period, and the timing of revenue recognition for large network projects, particularly outside of the United States, can result in large variations in geographic revenue results in any particular period. The decrease in our Americas region revenue for fiscal 2024 was primarily driven by decreased sales in Canada and the United States. The decrease in our APAC region revenue for fiscal 2024 was primarily driven by decreased sales in Australia, India, Singapore and South Korea. The increase in our EMEA region revenue for fiscal 2024 was partially offset by sales decreases in Great Britain and the Netherlands. The following table reflects our geographic distribution of revenue, which is principally based on the relevant location for the delivery of our products and performance of services. The table below sets forth the changes in geographic distribution of revenue for the periods indicated (in thousands, except percentage data):

	Fiscal Year
	2024	%*	2023	%*	Increase (decrease)	%**
Americas	$2,951,915	73.5	$3,110,347	70.9	$(158,432)	(5.1)
EMEA	648,870	16.2	643,142	14.7	5,728	0.9
APAC	414,170	10.3	633,060	14.4	(218,890)	(34.6)
Total	$4,014,955	100.0	$4,386,549	100.0	$(371,594)	(8.5)
_________________________________

*	Denotes % of total revenue
**	Denotes % change from 2023 to 2024
•Americas revenue decreased by $158.4 million, reflecting a sales decrease of $207.3 million within our Networking Platforms segment. This sales decrease was offset by sales increases of $40.4 million within our Platform Software and Services segment, $5.4 million within our Global Services segment, and $3.1 million within our Blue Planet Automation Software and Services segment. Our Networking Platforms segment revenue decrease reflects product line sales decreases of $126.9 million of Optical Networking products and $80.4 million of Routing and Switching products. Our Optical Networking revenue primarily reflects a sales decrease of $248.7 million of our 6500 Packet-Optical Platform, primarily to communications service providers, enterprise customers, cable and multiservice operators, and cloud providers. This sales decrease was partially offset by sales increases of $57.1 million primarily of our coherent pluggable transceivers primarily to cloud providers, $55.4 million of our 6500 RLS products primarily to cloud providers and cable and multiservice operators, and $19.5 million of our Waveserver® modular interconnect system, primarily to communications service providers partially offset by decreased sales to cloud providers. Routing and Switching product line sales primarily reflect a sales decrease of $83.9 million of our 3000 and 5000 families of service delivery and aggregation switches to communications service providers, cable and multiservice operators, and enterprise customers.
•EMEA revenue increased by $5.7 million, primarily reflecting sales increases of $12.2 million within our Global Services segment and $5.5 million within our Platform Software and Services segment. These sales increases were partially offset by a sales decrease of $10.9 million within our Networking Platforms segment.
•APAC revenue decreased by $218.9 million, primarily reflecting a sales decrease of $233.2 million within our Networking Platforms segment. This sales decrease was partially offset by sales increases of $8.3 million within our Platform Software and Services segment and $6.4 million within our Blue Planet Automation Software and Services segment. Our Networking Platforms segment revenue decrease primarily reflects a product line sales decrease of $237.0 million of Optical Networking products, including a sales decrease of $198.3 million of our 6500 Packet-Optical Platform, primarily to communications service providers and enterprise customers.

In fiscal 2024 and fiscal 2023, our top ten customers contributed 57.9% and 53.7% of our revenue, respectively. Consequently, our financial results are closely correlated with the spending of a relatively small number of customers and can be significantly affected by market, industry or competitive dynamics affecting the businesses of those customers. Our reliance on a relatively small number of customers increases our exposure to changes in their spending levels, network priorities and purchasing strategies. The loss of a significant customer could have a material adverse effect on our business and results of operations, and our results of operations can fluctuate quarterly depending on sales volumes and purchasing priorities with these large customers. Sales to one of our cloud provider customers were $532.3 million, or 13.3% of total revenue, in fiscal 2024 and $561.4 million or 12.8% of total revenue, in fiscal 2023. Sales to AT&T were $475.3 million, or 11.8% of total revenue, in fiscal 2024, and $464.7 million, or 10.6% of total revenue, in fiscal 2023. No other customer accounted for greater than 10% of our revenue in fiscal 2024 or fiscal 2023.

While drivers of bandwidth growth and network evolution remain strong, many of our service provider customers are under pressure to constrain their capital expenditure budgets, and their businesses cannot grow their network spending at the rate of bandwidth growth. As a result, as we innovate and introduce new and more robust solutions that increase capacity or add features, there is a market expectation for solutions that are more cost-effective than existing or competing solutions and that new products consistently deliver lower price per bit performance. The combination of this regular technology-driven price compression, price competition in our markets, and ongoing customer efforts to manage network costs can impact our growth rates and requires that we increase our volume of product shipments to maintain and grow revenue.

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

Our gross profit as a percentage of revenue, or “gross margin,” can fluctuate due to a number of factors, particularly when viewed on a quarterly basis. Our gross margin can fluctuate and be adversely impacted depending on our revenue concentration within a particular segment, product line, geography, or customer, as well as our success in selling software in a particular period. Our gross margin remains highly dependent on our continued ability to drive annual product cost reductions relative to the price erosion that we regularly encounter in our markets. Moreover, we are often required to compete with aggressive pricing and commercial terms, and, to secure business with new and existing customers, we may agree to pricing or other unfavorable commercial terms that adversely affect our gross margin. Success in gaining market share and winning new business can result in additional pressure on gross margin from these pricing dynamics and the early stages of these network deployments. Early stages of new network builds also often include an increased concentration of lower margin “common” equipment, photonics sales and installation services, with the intent to improve margin as we sell channel cards and maintenance services to customers as they add capacity and need to monitor their networks. Gross margin can be impacted by technology-based price compression and the introduction or substitution of new platforms with improved price for performance as compared to existing solutions that carry higher margins. Gross margin can also be impacted by changes in expense for excess and obsolete inventory and warranty obligations.

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

The tables below set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated (in thousands, except percentage data):

	Fiscal Year
	2024	%*	2023	%*	Increase (decrease)	%**
Total revenue	$4,014,955	100.0	$4,386,549	100.0	$(371,594)	(8.5)
Total cost of goods sold	2,295,365	57.2	2,507,698	57.2	(212,333)	(8.5)
Gross profit	$1,719,590	42.8	$1,878,851	42.8	$(159,261)	(8.5)
_________________________________

*	Denotes % of total revenue
**	Denotes % change from 2023 to 2024

	Fiscal Year
	2024	%*	2023	%*	Increase (decrease)	%**
Product revenue	$3,159,021	100.0	$3,581,039	100.0	$(422,018)	(11.8)
Product cost of goods sold	1,861,317	58.9	2,088,440	58.3	(227,123)	(10.9)
Product gross profit	$1,297,704	41.1	$1,492,599	41.7	$(194,895)	(13.1)
_________________________________

*	Denotes % of product revenue
**	Denotes % change from 2023 to 2024

	Fiscal Year
	2024	%*	2023	%*	Increase (decrease)	%**
Services revenue	$855,934	100.0	$805,510	100.0	$50,424	6.3
Services cost of goods sold	434,048	50.7	419,258	52.0	14,790	3.5
Services gross profit	$421,886	49.3	$386,252	48.0	$35,634	9.2
_________________________________

*	Denotes % of service revenue
**	Denotes % change from 2023 to 2024
•Gross profit decreased by $159.3 million. Gross margin for fiscal 2024 compared to fiscal 2023 remained consistent, primarily reflecting slightly decreased product margin offset by increased services margin.
•Gross profit on products decreased by $194.9 million. Product gross margin slightly decreased by 60 basis points, primarily due to a higher concentration of lower margin product mix and higher inventory excess and obsolescence costs partially offset by product cost reductions and improved manufacturing efficiencies.
•Gross profit on services increased by $35.6 million. Service gross margin increased by 130 basis points, primarily due to improved margins on Blue Planet software services due to improved efficiencies on delivery, partially offset by lower margins on maintenance support and training.

Operating Expense

Currency Fluctuations

During fiscal 2024, approximately 48.7% of our operating expense was non-U.S. Dollar denominated, including Canadian Dollars, Indian Rupees, and Euros. During fiscal 2024 as compared to fiscal 2023, the U.S. Dollar primarily strengthened against these and other currencies with minimal impact as compared to fiscal 2023.

Operating expense increased in fiscal 2024 from the level reported for fiscal 2023, primarily due to increases in employee headcount. We have also experienced, and are continuing to experience, increases in the cost of labor and other costs of doing business due to inflation, and continued inflationary pressures could have an adverse impact on our profitability. We expect operating expense to continue to increase from the level reported in fiscal 2024 primarily due to planned investment in research and development to advance our strategy and higher employee compensation costs.
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

•Acquisition and integration costs primarily consist of expenses for financial, legal and accounting advisors and severance and other employee-related costs, associated with our acquisition activity. For more information on our acquisitions, see Note 3 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report.

The table below sets forth the changes in operating expense for the periods indicated (in thousands, except percentage data):

	Fiscal Year
	2024	%*	2023	%*	Increase (decrease)	%**
Research and development	$767,497	19.1	$750,559	17.1	$16,938	2.3
Selling and marketing	510,668	12.7	490,804	11.2	19,864	4.0
General and administrative	220,647	5.5	215,284	4.9	5,363	2.5
Significant asset impairments and restructuring costs	24,592	0.6	23,834	0.5	758	3.2
Amortization of intangible assets	29,569	0.7	37,351	0.9	(7,782)	(20.8)
Acquisition and integration costs	—	—	3,474	0.1	(3,474)	(100.0)
Total operating expenses	$1,552,973	38.6	$1,521,306	34.7	$31,667	2.1
_________________________________

*	Denotes % of total revenue
**	Denotes % change from 2023 to 2024
•Research and development expense increased by $16.9 million, net of hedging. This increase primarily reflects increases in employee-related compensation costs, partially due to higher headcount and increases in salary and share-based compensation costs. In addition, facility, information technology costs and other technology related costs increased, partially offset by decreased professional services and a lower provision associated with our annual cash incentive compensation plan.
•Selling and marketing expense increased by $19.9 million. This increase primarily reflects increases in employee-related compensation costs due to higher variable compensation and share-based compensation, and increases in travel and entertainment costs.
•General and administrative expense expense increased by $5.4 million. This increase primarily reflects increases in employee-related compensation costs, primarily due to increases in salary and share-based compensation costs. In addition, facility and information technology costs increased, partially offset by a lower provision associated with our annual cash incentive compensation plan.
•Significant asset impairments and restructuring costs slightly increased, primarily reflecting an increase in workforce reduction costs of $8.5 million, partially offset by a decline of $7.7 million in costs associated with actions to redesign certain business processes associated with our supply chain and distribution structure reorganization and costs related to restructured real estate facilities. For more information on our restructuring costs, see Note 4 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report.
•Amortization of intangible assets decreased by $7.8 million primarily reflecting certain intangible assets having reached the end of their economic lives.

•Acquisition and integration costs in fiscal 2023 reflect financial, legal, and accounting advisors and employee-related costs related to our acquisitions of Benu Networks (“Benu”) and Tibit Communications, Inc. (“Tibit”) during the first quarter of fiscal 2023.
Other Items
The table below sets forth the changes in other items for the periods indicated (in thousands, except percentage data):

	Fiscal Year
	2024	%*	2023	%*	Increase (decrease)	%**
Interest and other income, net	$50,261	1.3	$62,008	1.4	$(11,747)	(18.9)
Interest expense	$(97,028)	(2.4)	$(88,026)	(2.0)	$9,002	10.2
Loss on extinguishment and modification of debt	$—	—	$(7,874)	(0.2)	$(7,874)	(100.0)
Provision for income taxes	$35,894	0.9	$68,826	1.6	$(32,932)	(47.8)
_________________________________

*	Denotes % of total revenue
**	Denotes % change from 2023 to 2024
•Interest and other income, net decreased by $11.7 million, primarily resulting from the remeasurement of our previously held investment in Tibit to fair value, in fiscal 2023, which resulted in a gain on our equity investment of $26.5 million and the impact of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity. These decreases were partially offset by higher interest income on our investments. For more information on our acquisition of Tibit, see Note 3 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report.
•Interest expense increased, primarily due to higher interest rates on our floating rate debt, net of hedging activity, and additional outstanding indebtedness, including the 2030 Term Loan incurred in the first quarter of fiscal 2023. For more information on our short-term and long-term debt, see Note 18 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report.
•Loss on extinguishment and modification of debt primarily reflects $1.9 million of extinguishment of debt costs and $6.0 million in debt modification costs, both related to our term loan refinancing which occurred in the fourth quarter of fiscal 2023. For more information, see Note 18 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report.
•Provision for income taxes decreased by $32.9 million, primarily due to the decrease in pre-tax income in fiscal 2024. Similarly, the effective tax rate for fiscal 2024 was higher than the effective tax rate for fiscal 2023, primarily due to the decrease in pre-tax income.

Segment Profit (Loss)

The table below sets forth the changes in our segment profit (loss) for the respective periods (in thousands, except percentage data):

	Fiscal Year
	2024	2023	Increase (decrease)	%*
Segment profit (loss):
Networking Platforms	$536,510	$778,641	$(242,131)	(31.1)
Platform Software and Services	$231,900	$186,945	$44,955	24.0
Blue Planet Automation Software and Services	$(11,892)	$(33,669)	$21,777	64.7
Global Services	$195,575	$196,375	$(800)	(0.4)
_________________________________

*	Denotes % change from 2023 to 2024
•Networking Platforms segment profit decreased by $242.1 million, primarily due to lower product sales volume and lower product margin, as described above and increased research and development costs.

•Platform Software and Services segment profit increased by $45.0 million, primarily due to higher sales volume as described above, partially offset by increased research and development costs.
•Blue Planet Automation Software and Services segment loss decreased by $21.8 million, primarily due to higher gross margin on software-related services, increased sales volume, as described above, and decreased research and development costs.
•Global Services segment profit decreased slightly by $0.8 million, primarily due to lower gross margin on maintenance support and training partially offset by higher sales volume, as described above.

Liquidity and Capital Resources
Overview. For the fiscal year ended November 2, 2024, we generated $514.5 million of cash from operations. Net income (adjusted for non-cash charges) provided cash of $411.8 million and our working capital provided cash of $102.7 million. For additional details on our cash provided by operating activities, see the discussion below under the caption “Cash Provided by Operating Activities.”
Cash, cash equivalents and investments increased by $82.5 million during fiscal 2024. Cash from operations was partially offset by the following: (i) cash used for stock repurchases under our stock repurchase program of $254.5 million; (ii) cash used to fund our investing activities for capital expenditures totaling $136.6 million; (iii) stock repurchased upon vesting of our stock unit awards to employees relating to tax withholding of $46.6 million; (iv) cash used for our purchase of an equity investment in a privately held technology company of $21.7 million; and (v) cash used for payments on our term loan due October 28, 2030 (the “2030 New Term Loan”) of $11.7 million. In addition to cash provided by operations, the issuance of equity under our employee stock purchase plans provided $34.3 million in cash during fiscal 2024.
See Notes 18 and 21 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for information relating to these transactions.
The following table sets forth changes in our cash and cash equivalents and investments in marketable debt securities (in thousands):

	November 2, 2024	October 28, 2023	Increase (decrease)
Cash and cash equivalents	$934,863	$1,010,618	$(75,755)
Short-term investments in marketable debt securities	316,343	104,753	211,590
Long-term investments in marketable debt securities	80,920	134,278	(53,358)
Total cash and cash equivalents and investments in marketable debt securities	$1,332,126	$1,249,649	$82,477

Principal Sources of Liquidity. Our principal sources of liquidity include our cash, cash equivalents and investments, which as of November 2, 2024 totaled $1.3 billion, as well as the unused portion of the Revolving Credit Facility (as defined in Note 19 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report). The Revolving Credit Facility, which we and certain of our subsidiaries entered into on October 24, 2023, replaced the ABL Credit Facility (as defined in Note 19 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report) and provides for a total commitment of $300.0 million with a maturity date of October 24, 2028. We principally use the Revolving Credit Facility to support the issuance of letters of credit that arise in the ordinary course of our business and for general corporate purposes. As of November 2, 2024, letters of credit totaling $59.1 million were outstanding under our Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility as of November 2, 2024.
Foreign Liquidity. The amount of cash, cash equivalents and short-term investments held by our foreign subsidiaries was $161.7 million as of November 2, 2024. Approximately $93.0 million of future cash generated from these foreign subsidiaries is expected to be repatriated, with any remaining amount continuing to be indefinitely reinvested. A deferred tax liability related to the expected repatriation amount was accrued in fiscal 2023. There are no other significant temporary differences related to our investment in the foreign subsidiaries for which a deferred tax liability has not been recognized. See Note 22 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report.
Stock Repurchase Authorization. On December 9, 2021, we announced that our Board of Directors authorized a program to repurchase up to $1.0 billion of our common stock. During fiscal 2024, we repurchased an additional $250.0 million of our common stock under the stock repurchase program, which completed the authorized repurchases contemplated under the current program. On October 2, 2024, we announced that our Board of Directors authorized a program to repurchase up to $1.0 billion of our common stock, commencing in fiscal 2025 and continuing through the end of fiscal 2027. The amount and timing of any further repurchases under our stock repurchase program are subject to a variety of factors including liquidity, cash flow, stock price and general business and market conditions. The program may be modified, suspended, or discontinued at any time. See Notes 21 and 27 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report.
Liquidity Position. Based on past performance and current expectations, we believe that cash from operations, cash, cash equivalents, investments, and other sources of liquidity, including our Revolving Credit Facility, will satisfy our currently anticipated working capital needs, capital expenditures, and other liquidity requirements associated with our operations through the next 12 months and the reasonably foreseeable future. We regularly evaluate our liquidity position, debt obligations, and anticipated cash needs to fund our operating or investment plans, and we will continue to consider capital raising and other market opportunities that may be available to us. We regularly evaluate alternatives to manage our capital structure and market opportunities to enhance our liquidity and provide further operational and strategic flexibility.
Cash Provided by Operating Activities
The following sections set forth the components of our $514.5 million of cash provided by operating activities for fiscal 2024:
Net Income (adjusted for non-cash charges)
The following table sets forth our net income (adjusted for non-cash charges) during fiscal 2024 (in thousands):

Year Ended
November 2, 2024
Net income	$83,956
Adjustments for non-cash charges:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	92,846
Share-based compensation costs	156,404
Amortization of intangible assets	40,624
Deferred taxes	(76,810)
Provision for inventory excess and obsolescence	77,341
Provision for warranty	25,643
Other	11,768
Net income (adjusted for non-cash charges)	$411,772

Working Capital

The following table sets forth the major components of the cash provided by working capital (in thousands):

Year Ended
November 2, 2024
Cash provided by accounts receivable	$80,313
Cash provided by inventories	153,021
Cash used in prepaid expenses and other	(198,910)
Cash provided by accounts payable, accruals and other obligations	64,255
Cash provided by deferred revenue	9,884
Cash used in operating lease assets and liabilities, net	(5,803)
Total cash provided by working capital	$102,760

As compared to the end of fiscal 2023:
•The $80.3 million of cash provided by accounts receivable during fiscal 2024 primarily reflects lower sales volume and favorable cash collections during fiscal 2024;
•The $153.0 million of cash provided by inventory during fiscal 2024 primarily reflects the consumption of raw materials in excess of purchases. See Note 9 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report;

•The $198.9 million of cash used in prepaid expenses and other during fiscal 2024 primarily reflects refundable cash advances to a third-party contract manufacturer and higher maintenance spares. See Note 10 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for information relating to the refundable cash advances to a third-party contract manufacturer;
•The $64.3 million of cash provided by accounts payable, accruals and other obligations during fiscal 2024 reflects the timing of payments to suppliers and income taxes;
•The $9.9 million of cash provided by deferred revenue during fiscal 2024 represents an increase in advanced payments received on multi-year maintenance contracts from customers prior to revenue recognition; and
•The $5.8 million of cash used in operating lease assets and liabilities, net, during fiscal 2024 represents cash paid for operating lease payments in excess of operating lease costs. For more details, see Note 17 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report.
Our days sales outstanding (“DSOs”) were 96 for fiscal 2024, as compared to 95 for fiscal 2023. The calculation of DSOs includes accounts receivable, net and contract assets for unbilled receivables, net included in prepaid expenses and other. Our inventory turns increased from 2.0 during fiscal 2023 to 2.3 during fiscal 2024.
Cash Paid for Interest, Net
The following table sets forth the cash paid for interest, net during fiscal 2024 (in thousands):

Year Ended
November 2, 2024
2030 New Term Loan due October 28, 2030(1)	$85,835
2030 Senior Notes due January 31, 2030(2)	16,000
Interest rate swaps(3)	(14,868)
Revolving Credit Facility(4)	1,781
Finance leases	3,767
Cash paid during period	$92,515

(1) Interest on the 2030 New Term Loan is payable periodically based on the interest period selected for borrowing. The 2030 New Term Loan bears interest at SOFR for the chosen borrowing period plus a spread of 2.00% subject to a minimum SOFR rate of 0.00%. At the end of fiscal 2024, the interest rate on the 2030 New Term Loan was 6.76%.
(2) The 2030 Senior Notes bear interest at a rate of 4.00% per annum and mature on January 31, 2030. Interest on the 2030 Notes is payable semiannually on January 31 and July 31 of each year.
(3) Our interest rate swaps fix the SOFR rate for $350.0 million of our Term Loans at 3.47% through January 2028 and another $350.0 million of our Term Loans at 2.968% through September 2025.
(4) During fiscal 2024, we utilized the Revolving Credit Facility to issue certain standby letters of credit and paid nominal commitment fees, interest expense and other administrative charges primarily relating to the Revolving Credit Facility.

For additional information about our debt, revolving credit facilities and interest rate swaps, see Notes 15, 18 and 19 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report and Item 7A of Part II of this annual report.

Contractual Obligations
Debt. As of November 2, 2024, we had $1.2 billion outstanding principal associated with our 2030 New Term Loan, with $11.7 million maturing within 12 months. Interest payments on the 2030 New Term Loan and payments to be received under the interest rate swaps are variable and are calculated using the interest rate in effect as of November 2, 2024. Future interest payments associated with the 2030 New Term Loan totaled $462.8 million, with $78.9 million payable within 12 months. As of November 2, 2024, we had $400.0 million outstanding principal associated with the 2030 Notes payable January 31, 2030. Future interest payments associated with the 2030 Notes totaled $88.0 million, with $16.0 million payable within 12 months. Future interest payments to be received net of payments under the interest rate swaps totaled $37.7 million, with $10.8 million to be received within 12 months. For additional information about our short-term and long-term debt and interest rate swaps, see Notes 15 and 18 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report and Item 7A of Part II of this annual report.

Purchase Order Obligations. As of November 2, 2024, we had $1.7 billion in outstanding purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of this amount relates to firm, non-cancelable and unconditional obligations.
Leases. We have lease arrangements for facilities including research and development centers, engineering facilities and smaller offices in regions throughout the world to support sales and services operations. Office facilities are leased under various non-cancelable operating or finance leases. As of November 2, 2024, we had fixed lease payment obligations of $106.7 million, with $23.4 million payable within 12 months. See Note 17 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report.

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

Our total deferred revenue for products was $19.0 million and $28.4 million as of November 2, 2024 and October 28, 2023, respectively. Our services revenue is deferred and recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $218.6 million and $200.1 million as of November 2, 2024 and October 28, 2023, respectively.

Business Combinations

We record acquisitions using the purchase method of accounting. The assets acquired, liabilities assumed, contractual contingencies and contingent consideration are recognized at their fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and net intangible assets acquired is recorded as goodwill. The application of the purchase method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to allocate purchase price consideration properly between assets that are depreciated and amortized from goodwill. These assumptions and estimates include a market participant’s use of the asset and the appropriate discount rates for a market participant. Our estimates are based on historical experience, information obtained from the management of the acquired companies and, when appropriate, include assistance from independent third-party appraisal firms. Our significant assumptions and estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur that may affect the accuracy or validity of such estimates. During fiscal 2022, we completed the acquisitions of AT&T’s Vyatta Software Technology (“Vyatta”) and Xelic, Inc. (“Xelic”) for an aggregate purchase price of $64.1 million. During fiscal 2023, we completed the acquisitions of Benu and Tibit for an aggregate purchase price of $291.7 million. See Note 3 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for more information regarding these transactions.

Share-Based Compensation

We estimate the fair value of our restricted stock unit (“RSU”) awards based on the fair value of our common stock on the date of grant. Our outstanding RSU awards are subject to service-based vesting conditions and/or performance-based vesting conditions. We recognize the estimated fair value of service-based awards as share-based expense ratably over the vesting period on a straight-line basis. Awards with performance-based vesting conditions require the achievement of certain financial or other performance criteria or targets as a condition to the vesting, or acceleration of vesting. We recognize the estimated fair value of performance-based awards as share-based expense over the performance period, using graded vesting, which considers each performance period or tranche separately. At the end of each reporting period, for performance based awards not subject to total stockholder return, we reassess the probability of achieving the performance targets and the performance period required to meet those targets, and the expense is adjusted accordingly. Determining whether the performance targets will be achieved involves judgment, and the estimate of expense may be revised periodically based on changes in the probability of achieving the performance targets. Revisions are reflected in the period in which the estimate is changed. If any performance goals are not met, no compensation cost is ultimately recognized against that goal and, to the extent previously recognized, compensation cost is reversed.

Share-based compensation expense is taken into account based on awards granted. In the event of a forfeiture of an award, the expense related to the unvested portion of that award is reversed. Reversal of share-based compensation expense based on forfeitures can materially affect the measurement of estimated fair value of our share-based compensation. See Note 23 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this annual report. As of November 2, 2024, total unrecognized compensation expense was $212.9 million, which relates to unvested RSUs and is expected to be recognized over a weighted-average period of 1.33 years.

We are required to record excess tax benefits or tax deficiencies related to stock-based compensation as income tax benefit or expense when share-based awards vest or are settled.

Reserve for Inventory Obsolescence

We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. For fiscal 2024 and fiscal 2023, future demand was calculated using both customer backlog and future forecasted sales. Generally, our customers may cancel or change their orders with limited advance notice, or they may decide not to accept our products and services. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand, which are affected by changes in our strategic direction, discontinuance of a product or introduction of newer versions of our products, declines in the sales of or forecasted demand for certain products, and general market conditions. Inventory write downs are a component of our product cost of goods sold. Upon recognition of the write down, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In an effort to limit our exposure to delivery delays and to satisfy customer needs, we purchase inventory based on forecasted sales across our product lines. Beginning in the second half of fiscal 2021, we started placing significant, advanced orders for supply of certain long lead time components to address our expected customer demand for fiscal 2022 and the then-emerging supply chain challenges. During the second half of fiscal 2023, supply for certain long lead time components began to stabilize, and the need to place advance orders decreased for these components. As of November 2, 2024 and October 28, 2023, we had $1.7 billion, for both fiscal periods in outstanding purchase order commitments to our contract manufacturers and component suppliers for inventory. In addition, part of our research and development strategy is to promote the convergence of similar features and functionalities across our product lines. Each of these practices exposes us to the risk that our customers will not order products for which we have forecasted sales or will purchase less than we have forecasted.

We recorded charges for excess and obsolete inventory of $77.3 million, $29.5 million and $16.2 million in fiscal 2024, 2023 and 2022, respectively, primarily related to a decrease in the forecasted demand for certain Networking Platforms products primarily sold to communications service providers. Our inventory, net of allowance for excess and obsolescence, was $820.4 million and $1.1 billion as of November 2, 2024 and October 28, 2023, respectively.

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

Our accounts receivable, net of allowance for credit losses, was $908.6 million and $1.0 billion as of November 2, 2024 and October 28, 2023, respectively. Our allowance for credit losses was $9.9 million and $11.7 million as of November 2, 2024 and October 28, 2023, respectively.

Our contract assets for unbilled accounts receivable, net of allowance for credit losses, was $127.9 million and $150.3 million as of November 2, 2024 and October 28, 2023, respectively. Our allowance for credit losses was $0.4 million and $0.1 million as of November 2, 2024 and October 28, 2023, respectively.

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

We test goodwill impairment by comparing the fair value of the reporting unit with the unit’s carrying amount, including goodwill. Goodwill is allocated to reporting units based on relative fair value using a discounted cash flow model. If this test indicates that the fair value is less than the carrying value, an impairment loss is recognized limited to the total amount of goodwill allocated to that reporting unit. A non-cash goodwill impairment charge would have the effect of decreasing earnings or increasing losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period. As of both November 2, 2024 and October 28, 2023, the goodwill balance was approximately $445.0 million. There were no goodwill impairments resulting from our fiscal 2024 and 2023 impairment tests, and no reporting unit was determined to be at risk of failing the goodwill impairment test. See Note 13 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report.

Long-lived Assets

Our long-lived assets include equipment, building, furniture and fixtures, operating right-of-use assets, finite-lived intangible assets and maintenance spares. As of November 2, 2024 and October 28, 2023, these assets totaled $608.1 million and $575.0 million, net, respectively. We test long-lived assets for impairment whenever triggering events or changes in circumstances indicate that the assets’ carrying amount is not recoverable from its undiscounted cash flows. Our long-lived assets are assigned to asset groups which represent the lowest level for which we identify cash flows. We measure impairment loss as the amount by which the carrying amount of the asset or asset group exceeds its fair value.

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

Quarterly, we perform an analysis to determine the likelihood of realizing our deferred tax assets and whether sufficient evidence exists to support reversal of all or a portion of the valuation allowance. The net deferred tax assets as of November 2, 2024 and October 28, 2023 were $885.9 million and $809.3 million, respectively, including valuation allowances of $192.4 million and $189.9 million, respectively. We will continue to evaluate future financial performance to determine whether such performance is both sustained and significant enough to provide sufficient evidence to support reversal of all or a portion of the remaining valuation allowance. The value of our net deferred tax asset may be subject to change in the future, depending on our generation or projections of future taxable income, as well as changes in tax policy or our tax planning strategy.

For further discussion, see Note 22 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report.

Warranty

Our liability for product warranties, included in accrued liabilities and other short-term obligations, was $55.3 million and $57.1 million as of November 2, 2024 and October 28, 2023, respectively. Our products are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of goods sold based on associated material costs, technical support labor costs and associated overhead. Material cost is estimated based primarily on historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily on historical trends and the cost to support customer repairs within the warranty period. The provision for product warranties, net of adjustments for previous years’ provisions, was $25.6 million, $31.7 million and $17.4 million for fiscal 2024, 2023 and 2022, respectively. The provision for warranty claims may fluctuate on a quarterly basis depending on the mix of products and customers in that period. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. See Note 14 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report.

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

Our earnings and cash flows from operations would be exposed to changes in interest rates because of the floating rate of interest on our 2030 New Term Loan, if such loan were not hedged using floating-to-fixed rate interest rate swaps. See Note 15 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report. We have entered into interest rate swaps that fix the floating rate for $350.0 million of our floating rate debt at 2.968% from September 2023 through September 2025, and another $350.0 million of our floating rate debt at 3.47% from January 2023 through January 2028. As such, a 100 basis point (1.0%) increase in the Secured Overnight Financing Rate (“SOFR”) rate as of our most recent SOFR rate setting would increase our annualized interest expense by approximately $4.6 million on the unhedged portion of our 2030 New Term Loan as recognized in our Consolidated Financial Statements. See Notes 15 and 18 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for information relating to our 2030 New Term Loan.

Foreign Currency Exchange Risk. As a global concern, our business and results of operations are exposed to and can be impacted by movements in foreign currency exchange rates. Because we sell globally, some of our sales transactions and revenue are non-U.S. Dollar denominated, with the Euro, Indian Rupee, and Canadian Dollar being our most significant foreign currency revenue exposures. If the U.S. Dollar strengthens against these currencies, our revenue for these transactions reported in U.S. Dollars would decline. For our U.S. Dollar denominated sales, an increase in the value of the U.S. Dollar would increase the real costs of our products to customers in markets outside the United States, which could impact our competitive position. During fiscal 2024, approximately 14.3% of revenue was non-U.S. Dollar denominated. During fiscal 2024 as compared to fiscal 2023, the U.S. Dollar fluctuated against a number of foreign currencies with minimal impact as compared to fiscal 2023.

With regard to operating expense, our primary exposure to foreign currency exchange risk relates to the Canadian Dollar, Indian Rupee and Euro. If these foreign currencies strengthen against the U.S. Dollar, costs reported in U.S. Dollars will increase. During fiscal 2024, approximately 48.7% of our operating expense was non-U.S. Dollar denominated. During fiscal 2024 as compared to fiscal 2023, the U.S. Dollar primarily strengthened against a number of foreign currencies with minimal impact as compared to fiscal 2023.

From time to time, we use foreign currency forward contracts to reduce variability in certain forecasted non-U.S. Dollar denominated cash flows. Generally, these derivatives have maturities of 24 months or less and are designated as cash flow hedges. At the inception of the cash flow hedge, and on an ongoing basis, we assess whether the forward contract has been effective in offsetting changes in cash flows attributable to the hedged risk during the hedging period. The derivative’s net gain or loss is initially reported as a component of accumulated other comprehensive loss and, upon the occurrence of the forecasted transaction, it is subsequently reclassified to the line item in the Consolidated Statements of Operations to which the hedged transaction relates.

During fiscal 2024, we recorded $11.7 million in foreign currency exchange losses, as a result of monetary assets and liabilities that were transacted in a currency other than the entity’s functional currency, and the re-measurement adjustments were recorded in interest and other income, net on our Consolidated Statements of Operations. From time to time, we use foreign currency forwards to hedge these balance sheet exposures. These forwards are not designated as hedges for accounting purposes, and any net gain or loss associated with these derivatives is reported in interest and other income, net. During fiscal 2024, we recorded gains on non-hedge designated foreign currency forward contracts of $1.4 million. See Notes 1, 5 and 15 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report.

Item 8. Financial Statements and Supplementary Data
The following is an index to the consolidated financial statements:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ciena Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ciena Corporation and its subsidiaries (the "Company") as of November 2, 2024 and October 28, 2023, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders' equity and of cash flows for each of the three years in the period ended November 2, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of November 2, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 2, 2024 and October 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended November 2, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 2, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Reserve for Excess and Obsolete Inventory

As described in Notes 1 and 9 to the consolidated financial statements, the Company’s consolidated inventory balance, net of the allowance for excess and obsolescence, was $820.4 million as of November 2, 2024. Management records a provision for excess and obsolete inventory when an impairment has been identified and has a reserve for excess and obsolete inventory of $107.2 million as of November 2, 2024. Management writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand, which are affected by changes in the Company’s strategic direction, discontinuance of a product or introduction of newer versions of products, declines in the sales of or forecasted demand for certain products, and general market conditions.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s evaluation of the reserve for excess and obsolete inventory, including controls over the assumptions used within the model. These procedures also included, among others, testing management’s process for determining the reserve for excess and obsolete inventory. This included evaluating the appropriateness of the inventory reserve model and the reasonableness of the significant assumptions relating to the future demand. Evaluating the assumptions related to future demand involved evaluating whether the assumptions used were reasonable considering historical demand and expectations regarding future demand. Testing management's process for determining future demand included procedures to evaluate the reliability, completeness and relevance of management's data used in the future demand assumption. Testing the relevance and reliability of the data included evaluating the reasonableness of the long-term demand forecasts and historical activity.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
December 20, 2024

We have served as the Company’s auditor since 1992.

CIENA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	November 2, 2024	October 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$934,863	$1,010,618
Short-term investments	316,343	104,753
Accounts receivable, net	908,597	1,003,876
Inventories, net	820,430	1,050,838
Prepaid expenses and other	564,183	405,694
Total current assets	3,544,416	3,575,779
Long-term investments	80,920	134,278
Equipment, building, furniture and fixtures, net	337,722	280,147
Operating right-of-use assets	27,417	35,140
Goodwill	444,707	444,765
Other intangible assets, net	165,020	205,627
Deferred tax asset, net	886,441	809,306
Other long-term assets	154,694	116,453
Total assets	$5,641,337	$5,601,495
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$423,401	$317,828
Accrued liabilities and other short-term obligations	393,905	431,419
Deferred revenue	156,379	154,419
Operating lease liabilities	14,455	16,655
Current portion of long-term debt	11,700	11,700
Total current liabilities	999,840	932,021
Long-term deferred revenue	81,240	74,041
Other long-term obligations	185,938	170,407
Long-term operating lease liabilities	25,107	33,259
Long-term debt, net	1,533,074	1,543,406
Total liabilities	2,825,199	2,753,134
Commitments and contingencies (Note 26)
Stockholders’ equity:
Preferred stock — par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock — par value $0.01; 290,000,000 shares authorized; 142,656,116 and 144,829,938 shares issued and outstanding	1,427	1,448
Additional paid-in capital	6,154,869	6,262,083
Accumulated other comprehensive loss	(46,711)	(37,767)
Accumulated deficit	(3,293,447)	(3,377,403)
Total stockholders’ equity	2,816,138	2,848,361
Total liabilities and stockholders’ equity	$5,641,337	$5,601,495
The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	November 2, 2024	October 28, 2023	October 29, 2022
Revenue:
Products	$3,159,021	$3,581,039	$2,888,848
Services	855,934	805,510	743,813
Total revenue	4,014,955	4,386,549	3,632,661
Cost of goods sold:
Products	1,861,317	2,088,440	1,699,631
Services	434,048	419,258	372,686
Total cost of goods sold	2,295,365	2,507,698	2,072,317
Gross profit	1,719,590	1,878,851	1,560,344
Operating expenses:
Research and development	767,497	750,559	624,656
Selling and marketing	510,668	490,804	466,565
General and administrative	220,647	215,284	179,382
Significant asset impairments and restructuring costs	24,592	23,834	33,824
Amortization of intangible assets	29,569	37,351	32,511
Acquisition and integration costs	—	3,474	598
Total operating expenses	1,552,973	1,521,306	1,337,536
Income from operations	166,617	357,545	222,808
Interest and other income, net	50,261	62,008	6,747
Interest expense	(97,028)	(88,026)	(47,050)
Loss on extinguishment and modification of debt	—	(7,874)	—
Income before income taxes	119,850	323,653	182,505
Provision for income taxes	35,894	68,826	29,603
Net income	$83,956	$254,827	$152,902

Basic net income per common share	$0.58	$1.71	$1.01
Diluted net income per potential common share	$0.58	$1.71	$1.00
Weighted average basic common shares outstanding	144,715	148,971	151,208
Weighted average diluted potential common shares outstanding	145,964	149,380	152,193
The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended
	November 2, 2024	October 28, 2023	October 29, 2022
Net income	$83,956	$254,827	$152,902
Change in unrealized gain (loss) on available-for-sale securities, net of tax	1,170	2,593	(2,801)
Change in unrealized gain (loss) on foreign currency forward contracts, net of tax	3,276	2,041	(16,413)
Change in unrealized gain (loss) on interest rate swaps, net of tax	(10,294)	9,565	21,576
Change in cumulative translation adjustments	(3,096)	(5,321)	(49,446)
Other comprehensive income gain (loss)	(8,944)	8,878	(47,084)
Total comprehensive income	$75,012	$263,705	$105,818
The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at October 30, 2021	154,858,981	$1,549	$6,803,162	$439	$(3,785,132)	$3,020,018
Net income	—	—	—	—	152,902	152,902
Other comprehensive loss	—	—	—	(47,084)	—	(47,084)
Repurchases of common stock - repurchase program, net	(8,433,957)	(84)	(499,916)	—	—	(500,000)
Issuance of shares from employee equity plans	2,807,123	27	30,321	—	—	30,348
Share-based compensation expense	—	—	105,131	—	—	105,131
Shares repurchased for tax withholdings on vesting of stock unit awards	(819,204)	(8)	(48,446)	—	—	(48,454)
Balance at October 29, 2022	148,412,943	1,484	6,390,252	(46,645)	(3,632,230)	2,712,861
Net income	—	—	—	—	254,827	254,827
Other comprehensive income	—	—	—	8,878	—	8,878
Repurchases of common stock - repurchase program, net	(5,672,123)	(57)	(251,454)	—	—	(251,511)
Issuance of shares from employee equity plans	2,900,038	29	31,328	—	—	31,357
Share-based compensation expense	—	—	130,455	—	—	130,455
Shares repurchased for tax withholdings on vesting of stock unit awards	(810,920)	(8)	(38,498)	—	—	(38,506)
Balance at October 28, 2023	144,829,938	1,448	6,262,083	(37,767)	(3,377,403)	2,848,361
Net income	—	—	—	—	83,956	83,956
Other comprehensive loss	—	—	—	(8,944)	—	(8,944)
Repurchases of common stock - repurchase program, net	(4,539,828)	(45)	(251,318)	—	—	(251,363)
Issuance of shares from employee equity plans	3,312,473	33	34,258	—	—	34,291
Share-based compensation expense	—	—	156,404	—	—	156,404
Shares repurchased for tax withholdings on vesting of stock unit awards	(946,467)	(9)	(46,558)	—	—	(46,567)
Balance at November 2, 2024	142,656,116	$1,427	$6,154,869	$(46,711)	$(3,293,447)	$2,816,138
The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	November 2, 2024	October 28, 2023	October 29, 2022
Cash flows provided by (used in) operating activities:
Net income	$83,956	$254,827	$152,902
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	—	1,864	—
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	92,846	92,564	95,922
Share-based compensation costs	156,404	130,455	105,131
Amortization of intangible assets	40,624	49,616	44,281
Deferred taxes	(76,810)	(14,852)	(27,502)
Provision for inventory excess and obsolescence	77,341	29,464	16,184
Provision for warranty	25,643	31,742	17,440
Gain on equity investments, net	—	(26,368)	(4,120)
Other	11,768	15,771	4,120
Changes in assets and liabilities:
Accounts receivable	80,313	(94,565)	(47,069)
Inventories	153,021	(132,497)	(589,113)
Prepaid expenses and other	(198,910)	(51,965)	(58,996)
Operating lease right-of-use assets	11,837	14,190	16,453
Accounts payable, accruals and other obligations	64,255	(138,469)	100,327
Deferred revenue	9,884	27,412	26,380
Short and long-term operating lease liabilities	(17,640)	(20,857)	(20,096)
Net cash provided by (used in) operating activities	514,532	168,332	(167,756)
Cash flows used in investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(136,641)	(106,197)	(90,818)
Purchases of investments	(287,536)	(252,329)	(647,526)
Proceeds from sales and maturities of investments	140,836	208,104	702,197
Purchase of equity investment	(21,682)	—	(8,000)
Settlement of foreign currency forward contracts, net	(1,454)	(2,984)	4,942
Acquisition of businesses, net of cash acquired	—	(230,048)	(62,043)
Net cash used in investing activities	(306,477)	(383,454)	(101,248)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of senior notes	—	—	400,000
Proceeds from issuance of term loan, net	—	497,500	—
Payment of long-term debt	(11,700)	(9,430)	(5,197)
Proceeds from modification of term loan	—	830	—
Payment of debt issuance costs	(2,554)	(6,379)	(5,484)
Payment of finance lease obligations	(4,029)	(3,791)	(3,468)
Shares repurchased for tax withholdings on vesting of stock unit awards	(46,567)	(38,506)	(48,454)
Repurchases of common stock - repurchase program, net	(254,502)	(242,201)	(500,800)
Proceeds from issuance of common stock	34,291	31,357	30,348
Net cash provided by (used in) financing activities	(285,061)	229,380	(133,055)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,246	2,150	(26,167)
Net increase (decrease) in cash, cash equivalents and restricted cash	(75,760)	16,408	(428,226)
Cash, cash equivalents and restricted cash at beginning of fiscal year	1,010,786	994,378	1,422,604
Cash, cash equivalents and restricted cash at end of fiscal year	$935,026	$1,010,786	$994,378
Supplemental disclosure of cash flow information
Cash paid during the fiscal year for interest, net	$92,515	$84,465	$42,812
Cash paid during the fiscal year for income taxes, net	$54,956	$78,242	$34,967
Operating lease payments	$19,452	$22,782	$21,661
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$14,682	$6,990	$12,373
Repurchase of common stock in accrued liabilities from repurchase program, net	$6,172	$9,310	$—
Operating lease right-of-use assets subject to lease liability	$6,912	$10,236	$23,242
Gain on equity investment, net	$—	$26,368	$4,120
The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) CIENA CORPORATION AND SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES
Description of Business
Ciena Corporation (“Ciena” or the “Company”) is a network technology company, providing hardware, software, and services to a wide range of network operators and enabling enhanced network capacity, service delivery, and automation. Our solutions support network traffic across a wide range of applications, including cloud, video, data, artificial intelligence (“AI”), and voice. Ciena’s network solutions are used globally by communications service providers, cable and multiservice operators, cloud providers, submarine network operators, governments, and enterprises across multiple industry verticals.

Ciena’s portfolio is designed to enable the Adaptive Network™, which is Ciena’s vision for a network end state that leverages a programmable and scalable network infrastructure, driven by software control and automation capabilities, that is informed by network analytics and intelligence. By using Ciena’s network solutions to transform network infrastructures into dynamic, programmable environments driven by automation and analytics, Ciena believes network operators can realize greater business agility, adapt dynamically to changing end-user service demands, rapidly introduce new revenue-generating services, and scale networks to meet increased traffic demands. Ciena’s solutions are also designed to enable network operators to gain valuable real-time network insights, allowing them to optimize network performance and maximize the return on their network infrastructure investment.

Ciena’s solutions include Networking Platforms, including its Optical Networking portfolio and Routing and Switching portfolio, which can be applied from the network core to end-user access points, and which allow network operators to scale capacity, increase transmission speeds, allocate traffic efficiently, and adapt dynamically to changing end-user service demands. Ciena’s Optical Networking portfolio includes products that support long haul and regional networks, submarine and data center interconnect networks, and metro and edge networks. Ciena’s Routing and Switching portfolio includes products and solutions that enable efficient Internet Protocol (“IP”) transport in next-generation metro, core, aggregation, and access networks, including converged IP, optical, and fiber-based broadband access applications.

To complement its Networking Platforms, Ciena offers Platform Software, which includes its Navigator Network Control Software (“Navigator NCS”) (formerly known as Manage, Control and Plan (“MCP”)) and advanced applications that deliver multi-layer domain control and operations for network operators. Ciena, through its Blue Planet® Automation Software, also enables complete service lifecycle management automation with productized operational support systems (“OSS”), including inventory, orchestration, and assurance solutions that help its customers to achieve closed loop automation across multi-vendor and multi-domain environments.

In addition to its systems and software, Ciena also offers a broad range of services that help its customers build, operate, and improve their networks and associated operational environments. These include network transformation, consulting, implementation, systems integration, maintenance, network operations center (NOC) management, learning, and optimization services.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Ciena and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Ciena has a 52 or 53-week fiscal year, which ends on the Saturday nearest to the last day of October in each year (November 2, 2024, October 28, 2023, and October 29, 2022, for the periods reported). Fiscal 2024 was a 53-week fiscal year with the additional week occurring in the fourth quarter. Fiscal 2023 and fiscal 2022 each consisted of a 52-week fiscal year.

Business Combinations

Ciena records acquisitions using the purchase method of accounting. The assets acquired, liabilities assumed, contractual contingencies, and contingent consideration are recognized at their fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and net intangible assets acquired is recorded as goodwill. The application of the purchase method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed, in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. These assumptions and estimates include a market participant’s use of the asset and the appropriate discount rates for a market participant. Ciena’s estimates are based on historical experience, information obtained from the management of the acquired companies and, when appropriate, include assistance from independent third-party appraisal firms. Significant assumptions and estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.
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

Cash and Cash Equivalents

Ciena considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Restricted cash collateralizing letters of credit are included in other current assets and other long-term assets, depending on the duration of the restriction.

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

Ciena has minority equity investments in privately held technology companies that are classified in other long-term assets. These investments are carried at cost because Ciena owns less than 20% of the voting equity and does not have the ability to exercise significant influence over the company. Ciena monitors these investments for impairment and makes appropriate reductions to the carrying value when necessary. As of November 2, 2024, the combined carrying value of these investments was $21.7 million. Ciena elects to estimate the fair value at cost minus impairment, if any, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer. Ciena evaluates these investments for impairment or observable price changes quarterly and records adjustments to interest and other income, net on the Consolidated Statements of Operations.

Inventories

Inventories are stated at the lower of cost or market, with cost computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Ciena records a provision for excess and obsolete inventory when an impairment has been identified.

Segment Reporting

Ciena’s chief operating decision maker, its chief executive officer, evaluates the Company’s performance and allocates resources based on multiple factors, including measures of segment profit (loss). Operating segments are defined as components of an enterprise that engage in business activities that earn revenue and incur expense, for which discrete financial information is available, and for which such information is evaluated regularly by the chief operating decision maker for purposes of allocating resources and assessing performance. Ciena has the following operating segments for reporting purposes: (i) Networking Platforms; (ii) Platform Software and Services; (iii) Blue Planet Automation Software and Services; and (iv) Global Services. See Note 24 below.

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

Leases

At the inception of a contract, Ciena must determine whether the contract is or contains a lease. The contract is or contains a lease if the contract conveys the right to control the use of the property, plant, or equipment for a designated term in exchange for consideration. Ciena’s evaluation of its contracts follows the assessment of whether there is a right to obtain substantially all of the economic benefits from the use and the right to direct the use of the identified asset in the contract. Operating leases are included in the Operating ROU assets, Operating lease liabilities and Long-term operating lease liabilities on the Consolidated Balance Sheets. Finance leases are included in Equipment, building, furniture and fixtures, net (“Finance ROU assets”), Accrued liabilities and other short-term obligations and Other long-term obligations on the Consolidated Balance Sheets.

Ciena has operating and finance leases that primarily relate to real property. Ciena has elected not to capitalize leases with a term of 12 months or less without a purchase option that it is likely to exercise. Ciena has elected not to separate lease and non-lease components of operating and finance leases. Lease components are payment items directly attributable to the use of the underlying asset, while non-lease components are explicit elements of a contract not directly related to the use of the underlying asset, including pass-through operating expenses, such as common area maintenance and utilities.

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

Intangible Assets

Ciena records finite-lived intangible assets from acquisitions. Finite-lived intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the expected economic lives of the respective assets, up to seven years, which approximates the use of intangible assets.

Cloud Computing Arrangements

Ciena capitalizes certain costs related to hosting arrangements that are service contracts (cloud computing arrangements). Capitalized costs are included in Other long-term assets on the Consolidated Balance Sheets and are amortized on a straight-line basis over the estimated useful life.

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

Ciena recognizes revenue upon the transfer of control of promised products or services to a customer. Transfer of control occurs once the customer has the contractual right to use the product, generally upon shipment or delivery to the customer. Transfer of control can also occur over time for services, such as software subscription, maintenance, installation, and various professional services as the customer receives the benefit over the contract term.

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

Capitalized Contract Acquisition Costs

Ciena capitalizes and amortizes incremental costs of obtaining a contract considering each customer purchase in combination with the corresponding framework agreement, if applicable, as a contract. Ciena elected to implement the practical expedient, which allows for incremental costs to be recognized as an expense when incurred if the period of the asset recognition is one year or less. If the period of the asset recognition is greater than one year, Ciena amortizes these costs over the period of performance. Ciena considers sales commissions incurred upon receipt of purchase orders placed by customers as incremental costs to obtain such purchase orders. The practical expedient method is applied to the purchase order as a whole, and thus the capitalized costs of obtaining a purchase order is applied, even if the purchase order contains more than one performance obligation. In cases where a purchase order includes various distinct products or services with both short-term (one year or less) and long-term (more than a year) performance periods, the cost of commissions incurred for the total value of the purchase order is capitalized and subsequently amortized as each performance obligation is recognized.

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

Allowance for Credit Losses for Accounts Receivable and Contract Assets

Ciena estimates its allowances for credit losses using relevant available information from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. When assessing for credit losses, Ciena determines collectability by pooling assets with similar characteristics. The allowances for credit losses are each measured on a collective basis when similar risk characteristics exist. The allowances for credit losses are each measured by multiplying the exposure probability of default (the probability that the asset will default within a given time frame) by the loss given default rate (the percentage of the asset not expected to be collected due to default) based on the pool of assets.

Probability of default rates is published by third-party credit rating agencies. Adjustments to Ciena’s exposure probability may take into account a number of factors, including, but not limited to, various customer-specific factors, the potential sovereign risk of the geographic locations in which the customer is operating, and macroeconomic conditions. These factors are updated regularly or when facts and circumstances indicate that an update is deemed necessary.

Accounts Receivable Factoring

Ciena has entered into factoring agreements to sell certain receivables to unrelated third-party financial institution on a non-recourse basis. These transactions result in a reduction in accounts receivable because the agreements transfer effective control over, and risk related to, the receivables to the buyers. Ciena's factoring agreements do not allow for recourse in the event of uncollectability, and Ciena does not retain any interest in the underlying accounts receivable once sold. Trade accounts receivables balances sold are removed from the consolidated balance sheets and cash received is reflected as cash provided by (used in) operating activities in the Consolidated Statements of Cash Flow. Factoring related interest expense is recorded to interest and other income, net on the Consolidated Statements of Operations. See Note 8 below.

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

Share-Based Compensation Expense

Ciena measures and recognizes compensation expense for share-based awards and employee stock purchases related to its Amended and Restated 2003 Employee Stock Purchase Plan (the “ESPP”) based on estimated fair values on the date of grant. Ciena estimates the fair value of employee stock purchases related to the ESPP using the Black-Scholes option-pricing model. Ciena recognizes the estimated fair value of restricted stock units subject only to service-based vesting conditions by multiplying the number of shares underlying the award by the closing price per share of Ciena common stock on the grant date. Share-based compensation expense for service-based restricted stock unit awards is recognized ratably over the vesting period on a straight-line basis in the Consolidated Statements of Operations.

Awards with performance-based vesting conditions: (i) require the achievement of certain operational, financial or other performance criteria or targets; or (ii) vest based on Ciena’s total stockholder return as compared to an index of peer companies, in whole or in part. Ciena estimates the fair value of restricted stock units subject to performance-based vesting conditions, other than total stockholder return, by assuming the satisfaction of any performance-based objectives at the “target” level and multiplying the corresponding number of shares earned based upon such achievement by the closing price per share of Ciena common stock on the grant date. Share-based compensation expense, for performance-based restricted stock units other than total stockholder return, is recognized over the performance period, using graded vesting, which considers each performance period or tranche separately, based on Ciena’s determination of whether it is probable that the performance targets will be achieved and is included in the Consolidated Statements of Operations. At the end of each reporting period, Ciena reassesses the probability of achieving the performance targets and the performance period required to meet those targets.

Share-based compensation expense for restricted stock units subject only to service-based vesting conditions and restricted stock units subject to performance-based vesting conditions other than total stockholder return, is recognized only for those awards that ultimately vest. In the event of a forfeiture of an award, the expense related to the unvested portion of that award is reversed.

Ciena estimates the fair value of performance based awards subject to total stockholder return as compared to an index of peer companies using a Monte Carlo simulation valuation model on the date of grant and recognizes the related share-based compensation expense over the performance period. Ciena reverses share-based compensation expense on performance based awards subject to total stockholder return only when the requisite service period is not reached. See Note 23 below.

Stock Repurchase Program

Shares repurchased pursuant to Ciena’s stock repurchase program are immediately retired upon purchase. Repurchased common stock is reflected as a reduction of stockholders’ equity. Ciena’s accounting policy related to its share repurchases is to reduce its common stock based on the par value of the shares and to reduce its capital surplus for the excess of the repurchase price over the par value. Since the inception of its stock repurchase programs, Ciena has had an accumulated deficit balance, therefore, the excess over the par value has been applied to additional paid-in capital. Once Ciena has retained earnings, the excess will be charged entirely to retained earnings.

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

In the ordinary course of business, transactions occur for which the ultimate outcome may be uncertain. In addition, tax authorities periodically audit Ciena’s income tax returns. These audits examine significant tax filing positions, including the timing and amounts of deductions and the allocation of income tax expenses among tax jurisdictions. Ciena is currently under audit in India for 2020 through 2023, in Canada for 2014, and in the United Kingdom for 2016 through 2022. Management does not expect the outcome of these audits to have a material adverse effect on Ciena’s consolidated financial position, results of operations or cash flows. Ciena’s major tax jurisdictions and the earliest open tax years are as follows: United States (2021), United Kingdom (2016), Canada (2014), and India (2020). Limited adjustments can be made to federal U.S. tax returns in earlier years in order to reduce net operating loss carryforwards. Ciena classifies interest and penalties related to uncertain tax positions as a component of income tax expense.

Ciena is required to record excess tax benefits or tax deficiencies related to stock-based compensation as income tax benefit or expense when share-based awards vest or are settled.

Ciena is electing to use the period cost method for future global intangible low-taxed income (“GILTI”) inclusions.

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

Fair Value of Financial Instruments

The carrying value of Ciena’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair market value due to the relatively short period of time to maturity. For information related to the fair value of Ciena’s short-term and long-term debt, see Note 18 below.

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

Restructuring

From time to time, Ciena takes actions to align its workforce, facilities, and operating costs with perceived market opportunities, business strategies, and changes in market and business conditions, and to redesign business processes. Ciena recognizes a liability for the cost associated with an exit or disposal activity in the period in which the liability is incurred, except for one-time employee termination benefits related to a service period, typically of more than 60 days, which are accrued over the service period. See Note 4 below.

Foreign Currency

Certain of Ciena’s foreign branch offices and subsidiaries use the U.S. Dollar as their functional currency because Ciena Corporation, as the U.S. parent entity, exclusively funds the operations of these branch offices and subsidiaries. For those subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date, and the statement of operations is translated at a monthly average rate. Resulting translation adjustments are recorded directly to a separate component of stockholders’ equity. Where the monetary assets and liabilities are transacted in a currency other than the entity’s functional currency, re-measurement adjustments are recorded in interest and other income, net on the Consolidated Statements of Operations. See Note 5 below.

Derivatives

From time to time, Ciena uses foreign currency forward contracts to reduce variability in certain forecasted non-U.S. Dollar denominated cash flows. Generally, these derivatives have maturities of 24 months or less. Ciena also has interest rate swap arrangements to reduce variability in certain forecasted interest expense associated with its term loans. All of these derivatives are designated as cash flow hedges. Ciena also uses foreign currency forward contracts to minimize the effect of foreign exchange rate movements on its net investments in foreign operations. Generally, these derivatives have maturities of 24 months or less. These derivatives are designated as net investment hedges. At the inception of these hedges, and on an ongoing basis, Ciena assesses whether the derivative has been effective in offsetting changes attributable to the hedged risk during the hedging period. The derivative’s net gain or loss is initially reported as a component of accumulated other comprehensive loss and, upon occurrence of the forecasted transaction, is subsequently reclassified to the line item in the Consolidated Statements of Operations to which the hedged transaction relates.

Ciena records derivative instruments in the Consolidated Statements of Cash Flows within operating, investing, or financing activities consistent with the cash flows of the hedged items.

From time to time, Ciena uses foreign currency forward contracts to hedge certain balance sheet foreign exchange exposures. These forward contracts are not designated as hedges for accounting purposes, and any net gain or loss associated with these derivatives is reported in interest and other income, net on the Consolidated Statements of Operations.

See Notes 7 and 15 below.

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

Software Development Costs

Ciena develops software for sale to its customers. GAAP requires the capitalization of certain software development costs that are incurred subsequent to the date that technological feasibility is established and prior to the date the product is generally available for sale. The capitalized cost is then amortized using the straight-line method over the estimated life of the product. Ciena defines technological feasibility as being attained at the time a working model is completed. To date, the period between Ciena achieving technological feasibility and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, Ciena has not capitalized any software development costs.

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

In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures to decision makers. ASU 2023-09 is effective for annual periods beginning in fiscal 2026 and will result in changes to certain of its income tax disclosures including substantially more information on a disaggregated basis, but it does not affect recognition or measurement of income taxes and therefore is not expected to have a material effect on our consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Income Statement—Reporting Comprehensive
Income—Expense Disaggregation Disclosures (Subtopic 220-40) to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027; however, early adoption is permitted. ASU 2023-09 allows for adoption using either a prospective or retrospective method. Ciena is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In March 2024, the Securities and Exchange Commission (the “SEC”) adopted final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate Related Disclosures for Investors, to require registrants to provide certain climate-related information in their registration statements and annual reports. The rules would require information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks would also include disclosure of a registrant's greenhouse gas emissions. Finally, the rules would require registrants to present certain climate-related financial metrics in their audited financial statements. On April 12, 2024, the final rules were indefinitely delayed pending the completion of judicial review in consolidated proceedings in the U.S. Court of Appeals, Eighth Circuit.

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

The tables below set forth Ciena’s disaggregated revenue for the respective period (in thousands):

	Year Ended November 2, 2024
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Optical Networking	$2,642,563	$—	$—	$—	$2,642,563
Routing and Switching	399,492	—	—	—	399,492
Platform Software and Services	—	358,062	—	—	358,062
Blue Planet Automation Software and Services	—	—	77,619	—	77,619
Maintenance Support and Training	—	—	—	303,086	303,086
Installation and Deployment	—	—	—	184,358	184,358
Consulting and Network Design	—	—	—	49,775	49,775
Total revenue by product line	$3,042,055	$358,062	$77,619	$537,219	$4,014,955

Timing of revenue recognition:
Products and services at a point in time	$3,042,055	$99,317	$19,267	$44,410	$3,205,049
Products and services transferred over time	—	258,745	58,352	492,809	809,906
Total revenue by timing of revenue recognition	$3,042,055	$358,062	$77,619	$537,219	$4,014,955

	Year Ended October 28, 2023
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Optical Networking	$2,987,245	$—	$—	$—	$2,987,245
Routing and Switching	506,247	—	—	—	506,247
Platform Software and Services	—	303,873	—	—	303,873
Blue Planet Automation Software and Services	—	—	69,170	—	69,170
Maintenance Support and Training	—	—	—	288,334	288,334
Installation and Deployment	—	—	—	180,951	180,951
Consulting and Network Design	—	—	—	50,729	50,729
Total revenue by product line	$3,493,492	$303,873	$69,170	$520,014	$4,386,549

Timing of revenue recognition:
Products and services at a point in time	$3,493,492	$67,013	$21,842	$55,036	$3,637,383
Products and services transferred over time	—	236,860	47,328	464,978	749,166
Total revenue by timing of revenue recognition	$3,493,492	$303,873	$69,170	$520,014	$4,386,549

	Year Ended October 29, 2022
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Optical Networking	$2,379,931	$—	$—	$—	$2,379,931
Routing and Switching	398,439	—	—	—	398,439
Platform Software and Services	—	277,191	—	—	277,191
Blue Planet Automation Software and Services	—	—	76,567	—	76,567
Maintenance Support and Training	—	—	—	292,375	292,375
Installation and Deployment	—	—	—	157,443	157,443
Consulting and Network Design	—	—	—	50,715	50,715
Total revenue by product line	$2,778,370	$277,191	$76,567	$500,533	$3,632,661

Timing of revenue recognition:
Products and services at a point in time	$2,778,370	$85,691	$25,540	$44,091	$2,933,692
Products and services transferred over time	—	191,500	51,027	456,442	698,969
Total revenue by timing of revenue recognition	$2,778,370	$277,191	$76,567	$500,533	$3,632,661

Ciena reports its sales geographically in the following markets: (i) the United States, Canada, the Caribbean and Latin America (“Americas”); (ii) Europe, Middle East and Africa (“EMEA”); and (iii) Asia Pacific, Japan and India (“APAC”). Within each geographic area, Ciena maintains specific teams or personnel that focus on a particular region, country, customer or market vertical. These teams include sales management, account salespersons and sales engineers, as well as services professionals and commercial management personnel. The following table reflects Ciena’s geographic distribution of revenue principally based on the relevant location for Ciena’s delivery of products and performance of services.

For the periods below, Ciena’s geographic distribution of revenue was as follows (in thousands):

	Year Ended
	November 2, 2024	October 28, 2023	October 29, 2022
Geographic distribution:
Americas	$2,951,915	$3,110,347	$2,636,840
EMEA	648,870	643,142	555,215
APAC	414,170	633,060	440,606
Total revenue by geographic distribution	$4,014,955	$4,386,549	$3,632,661

Ciena’s revenue includes United States revenue of $2.8 billion for both fiscal 2024 and fiscal 2023, and $2.4 billion for fiscal 2022. No other country accounted for 10% or more of total revenue for the periods presented above.

For the periods below, the only customers that accounted for at least 10% of Ciena’s revenue were as follows (in thousands):

	November 2, 2024	October 28, 2023	October 29, 2022
Cloud Provider	$532,332	$561,397	n/a
AT&T	475,261	464,662	$433,418
Verizon	n/a	n/a	402,787
Total	$1,007,593	$1,026,059	$836,205
________________________________

n/a	Denotes revenue representing less than 10% of total revenue for the period

The cloud provider noted in the above table purchased products from each of Ciena’s operating segments, excluding Blue Planet® Automation Software and Services, for each of the periods presented. The other customers identified above purchased products and services from each of Ciena’s operating segments for each of the periods presented.

While Ciena has benefited from the diversification of its business and customer base, its ten largest customers contributed 57.9% of fiscal 2024 revenue, 53.7% of fiscal 2023 revenue and 56.3% of fiscal 2022 revenue.

◦Networking Platforms revenue reflects sales of Ciena’s Optical Networking and Routing and Switching product lines.
▪Optical Networking - includes the 6500 Packet-Optical Platform, the Waveserver® modular interconnect system, the 6500 Reconfigurable Line System (RLS), the Coherent ELS open line system, the O-NID edge OTN demarcation device, coherent pluggable transceivers, and the 5400 family of Packet-Optical Platforms.
▪Routing and Switching - includes the 3000 family of service delivery platforms and the 5000 family of service aggregation. This product line also includes, the 8100 Coherent IP networking platforms, Ciena’s WaveRouter® product, virtualization software, the 6500 Packet Transport System (PTS), which combines packet switching, control plane operation, and integrated optics, and the 8700 Packetwave Platform. This product line also includes SD-Edge software and passive optical network (PON) routing and switching portfolio products.

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

◦Platform Software and Services offerings provide domain control management, analytics, data and planning tools and applications to assist customers in managing their networks, including by creating more efficient operations and providing more visibility into their networks. Ciena’s platform software includes its Navigator Network Control SuiteTM (“Navigator NCS”) domain controller solution, its suite of Navigator NCS applications, previously referred to as “Manage, Control and Plan (MCP),” and legacy software solutions that support Ciena’s installed base of network solutions, including the OneControl Unified Management System. Platform software-related services revenue includes sales of subscription, installation, support, and consulting services related to Ciena’s software platforms, operating system software and enhanced software features embedded in each of the Networking Platforms product lines above.

Revenue from the software portion of this segment is included in product revenue on the Consolidated Statements of Operations. Revenue from the services portions of this segment is included in services revenue on the Consolidated Statements of Operations.

◦Blue Planet Automation Software and Services is a comprehensive, cloud native, and standards-based software portfolio, together with related services, that enables customers to accelerate digital transformation. Ciena’s Blue Planet Automation Platform includes inventory management (BPI), multi-domain service orchestration (MDSO), multi-cloud orchestration (MCO), route optimization and analysis (ROA), and unified assurance and analytics (UAA). Services revenue includes sales of subscription, installation, support, consulting and design services related to Ciena’s Blue Planet Automation Platform. Revenue from the software portion of this segment is included in product revenue on the Consolidated Statements of Operations. Revenue from the services portions of this segment is included in services revenue on the Consolidated Statements of Operations.

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

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities (deferred revenue) from contracts with customers (in thousands):

	Balance at November 2, 2024	Balance at October 28, 2023
Accounts receivable, net	$908,597	$1,003,876
Contract assets for unbilled accounts receivable, net	$127,919	$150,312
Deferred revenue	$237,619	$228,460

Ciena’s contract assets represent unbilled accounts receivable, net, where transfer of a product or service has occurred but invoicing is conditional upon completion of future performance obligations. These amounts are primarily related to installation and deployment and professional services arrangements where transfer of control has occurred, but Ciena has not yet invoiced the customer. Contract assets are included in prepaid expenses and other on the Consolidated Balance Sheets. See Note 10 below.

Deferred Revenue represents contract liabilities and consists of advanced payments against non-cancelable customer orders received prior to revenue recognition. Ciena recognized approximately $153.9 million and $135.5 million of revenue during fiscal 2024 and 2023, respectively, that was included in the deferred revenue balance at November 2, 2024 and October 28, 2023, respectively. Revenue recognized due to changes in transaction price from performance obligations satisfied or partially satisfied in previous periods was immaterial during fiscal 2024 and 2023.

Capitalized Contract Acquisition Costs

Capitalized contract acquisition costs consist of deferred sales commissions and were $28.4 million and $30.2 million as of November 2, 2024 and October 28, 2023, respectively, and are included in (i) prepaid expenses and other and (ii) other long-term assets. The amortization expense associated with these costs was $30.5 million and $34.2 million during fiscal 2024 and fiscal 2023, respectively, and are included in selling and marketing expense on the Consolidated Statements of Operations.

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) are comprised of non-cancelable customer purchase orders for products and services that are awaiting transfer of control for revenue recognition under the applicable contract terms. As of November 2, 2024, the aggregate amount of RPO was $1.6 billion. As of November 2, 2024, Ciena expects approximately 77% of the RPO to be recognized as revenue within the next twelve months.

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

(4) SIGNIFICANT ASSET IMPAIRMENT AND RESTRUCTURING COSTS

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

	Workforce reduction		Other restructuring activities		Total
Balance at October 30, 2021	$781		$—		$781
Charges	3,156	(1)	26,814	(2)	29,970
Cash payments	(2,722)		(22,194)		(24,916)
Balance at October 29, 2022	1,215		4,620		5,835
Charges	6,885	(1)	16,949	(2)	23,834
Cash payments	(6,187)		(21,569)		(27,756)
Balance at October 28, 2023	1,913		—		1,913
Charges	15,408	(1)	9,184	(2)	24,592
Cash payments	(15,394)		(9,184)		(24,578)
Balance at November 2, 2024	$1,927		$—		$1,927
Current restructuring liabilities	$1,927		$—		$1,927
_________________________________
(1) Reflects employee costs associated with a global workforce reduction of approximately 420, 120 and 60 employees during fiscal 2024, 2023 and 2022, respectively, as part of a business optimization strategy to improve gross margin, constrain operating expense and redesign certain business processes.
(2) Primarily represents the redesign of certain business processes associated with Ciena’s supply chain and distribution structure reorganization and costs related to restructured real estate facilities.

Significant Asset Impairments

In February 2022, armed conflict escalated between Russia and Ukraine. The United States and certain other countries have imposed sanctions on Russia and could impose further sanctions. On March 7, 2022, Ciena announced its decision to suspend its business operations in Russia. As a result, Ciena recorded impairment charges of approximately $3.8 million, of which $1.8 million was a provision for credit losses.

(5) INTEREST AND OTHER INCOME, NET
The components of interest and other income, net, were as follows (in thousands):

	Year Ended
	November 2, 2024	October 28, 2023	October 29, 2022
Interest income	$62,121	$45,011	$10,060
Gains (losses) on non-hedge designated foreign currency forward contracts	1,377	(3,896)	(4,018)
Foreign currency exchange gains (losses)	(11,653)	(427)	2,501
Gain on equity investments, net	—	26,368	4,120
Other	(1,584)	(5,048)	(5,916)
Interest and other income, net	$50,261	$62,008	$6,747

During the first quarter of fiscal 2023, the acquisition of Tibit triggered the remeasurement of Ciena’s previously held investment in Tibit to fair value, which resulted in Ciena recognizing a gain on its equity investment of $26.5 million. See Note 3 above. During fiscal 2022, Ciena recorded a net gain of $4.1 million on its equity investments.
Ciena Corporation, as the U.S. parent entity, uses the U.S. Dollar as its functional currency; however, some of its foreign branch offices and subsidiaries use the local currency as their functional currency. During fiscal 2024 and 2023, Ciena recorded $11.7 million and $0.4 million, respectively, in exchange rate losses as a result of monetary assets and liabilities that were transacted in a currency other than the entity’s functional currency. During fiscal 2022, Ciena recorded $2.5 million in exchange rate gains as a result of monetary assets and liabilities that were transacted in a currency other than the entity’s functional currency. The related remeasurement adjustments were recorded in interest and other income, net on the Consolidated Statements of Operations. From time to time, Ciena uses foreign currency forwards to hedge certain of these balance sheet exposures. These forwards are not designated as hedges for accounting purposes, and any net gain or loss associated with these derivatives is reported in interest and other income, net on the Consolidated Statements of Operations. During fiscal 2024, Ciena recorded a gain of $1.4 million from non-hedge designated foreign currency forward contracts. During fiscal 2023 and 2022, Ciena recorded losses of $3.9 million and $4.0 million, respectively, from non-hedge designated foreign currency forward contracts.

(6) CASH EQUIVALENT, SHORT-TERM AND LONG-TERM INVESTMENTS
As of the dates indicated, investments classified as available-for-sale are comprised of the following (in thousands):

	November 2, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$285,492	$751	$(62)	$286,181
Corporate debt securities	111,103	137	(97)	111,143
Time deposits	92,803	4	(3)	92,804
	$489,398	$892	$(162)	$490,128

Included in cash equivalents	$92,865	$—	$—	$92,865
Included in short-term investments	315,654	734	(45)	316,343
Included in long-term investments	80,879	158	(117)	80,920
	$489,398	$892	$(162)	$490,128

	October 28, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$170,260	$28	$(379)	$169,909
Corporate debt securities	59,683	1	(115)	59,569
Time deposits	138,830	4	(5)	138,829
	$368,773	$33	$(499)	$368,307

Included in cash equivalents	$129,276	$—	$—	$129,276
Included in short-term investments	105,042	4	(293)	104,753
Included in long-term investments	134,455	29	(206)	134,278
	$368,773	$33	$(499)	$368,307

The following table summarizes the legal maturities of debt investments at November 2, 2024 (in thousands):

	November 2, 2024
	Amortized Cost	Estimated Fair Value
Less than one year	$408,519	$409,208
Due in 1-2 years	80,879	80,920
	$489,398	$490,128

(7) FAIR VALUE MEASUREMENTS

As of the dates indicated, the following tables summarize the fair value of assets and liabilities that were recorded at fair value on a recurring basis (in thousands):

	November 2, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$636,097	$—	$—	$636,097
Bond mutual fund	112,703	—	—	112,703
Time deposits	92,804	—	—	92,804
Deferred compensation plan assets	16,519	—	—	16,519
U.S. government obligations	—	286,181	—	286,181
Corporate debt securities	—	111,143	—	111,143
Foreign currency forward contracts	—	2,149	—	2,149
Interest rate swaps	—	11,777	—	11,777
Total assets measured at fair value	$858,123	$411,250	$—	$1,269,373

Liabilities:
Foreign currency forward contracts	$—	$9,155	$—	$9,155
Total liabilities measured at fair value	$—	$9,155	$—	$9,155

	October 28, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$661,101	$—	$—	$661,101
Bond mutual fund	104,171	—	—	104,171
Time deposits	138,829	—	—	138,829
Deferred compensation plan assets	11,456	—	—	11,456
U.S. government obligations	—	169,909	—	169,909
Commercial paper	—	59,569	—	59,569
Foreign currency forward contracts	—	1,119	—	1,119
Interest rate swaps	—	24,953	—	24,953
Total assets measured at fair value	$915,557	$255,550	$—	$1,171,107

Liabilities:
Foreign currency forward contracts	$—	$14,509	$—	$14,509
Total liabilities measured at fair value	$—	$14,509	$—	$14,509

As of the dates indicated, the assets and liabilities above were presented on Ciena’s Consolidated Balance Sheets as follows (in thousands):

	November 2, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$832,239	$9,426	$—	$841,665
Short-term investments	9,365	306,978	—	316,343
Prepaid expenses and other	—	2,149	—	2,149
Long-term investments	—	80,920	—	80,920
Other long-term assets	16,519	11,777	—	28,296
Total assets measured at fair value	$858,123	$411,250	$—	$1,269,373

Liabilities:
Accrued liabilities and other short-term obligations	$—	$9,155	$—	$9,155
Total liabilities measured at fair value	$—	$9,155	$—	$9,155

	October 28, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$891,788	$2,760	$—	$894,548
Short-term investments	12,313	92,440	—	104,753
Prepaid expenses and other	—	1,119	—	1,119
Long-term investments	—	134,278	—	134,278
Other long-term assets	11,456	24,953	—	36,409
Total assets measured at fair value	$915,557	$255,550	$—	$1,171,107

Liabilities:
Accrued liabilities and other short-term obligations	$—	$14,509	$—	$14,509
Total liabilities measured at fair value	$—	$14,509	$—	$14,509

Ciena did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

(8) ACCOUNTS RECEIVABLE

As of November 2, 2024, two customers accounted for 13.0% and 12.0% of net accounts receivable, respectively. As of October 28, 2023, two customers accounted for 11.0% and 10.0% of net accounts receivable, respectively. Ciena has not historically experienced a significant amount of bad debt expense. The following table summarizes the activity in Ciena’s allowance for credit losses for the fiscal years indicated (in thousands):

Year Ended	Beginning Balance	Provisions	Net Deductions	Ending Balance
October 29, 2022(1)	$10,912	$4,199	$4,153	$10,958
October 28, 2023	$10,958	$5,718	$5,022	$11,654
November 2, 2024	$11,654	$7,996	$9,770	$9,880

(1) On March 7, 2022, Ciena announced its decision to suspend its business operations in Russia. As a result, Ciena’s allowance for doubtful accounts includes a provision for a significant asset impairment of $1.8 million for a trade receivable related to this decision.

Accounts Receivable Factoring

In certain situations, Ciena may service transferred receivables which qualify as sales. Amounts sold through these arrangements during fiscal 2024, 2023, and 2022 were $18.1 million, $60.3 million, and $11.8 million, respectively. Additionally, in other situations, Ciena may settle receivables through customer paying agent arrangements. Amounts settled through these arrangements for fiscal 2024, 2023, and 2022 were $32.5 million, $41.9 million, and $13.4 million, respectively. Factoring related expense recorded to interest and other income, net was $1.2 million, $3.8 million, and $0.9 million for fiscal 2024, 2023, and 2022, respectively.

(9) INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	November 2, 2024	October 28, 2023
Raw materials	$542,785	$664,797
Work-in-process	32,219	55,242
Finished goods	324,697	314,168
Deferred cost of goods sold	27,902	66,634
Gross inventories	927,603	1,100,841
Reserve for excess and obsolescence	(107,173)	(50,003)
Inventories, net	$820,430	$1,050,838

Ciena has expanded its manufacturing capacity and accumulating raw materials inventory of components that were available, in some cases with expanded lead times, in an effort to prepare Ciena to produce finished goods more quickly upon the easing of supply constraints for certain common components. During fiscal 2024 Ciena reduced its raw materials inventory of components primarily due to the consumption of raw materials previously purchased.
Ciena makes estimates about future customer demand for its products when establishing the appropriate reserve for excess and obsolete inventory. For the periods presented, future demand was calculated using both customer backlog and future forecasted sales. Generally, Ciena’s customers may cancel or change their orders with limited advance notice, or they may decide not to accept its products and services. Ciena writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand, which are affected by changes in Ciena’s strategic direction, discontinuance of a product or introduction of newer versions of products, declines in the sales of or forecasted demand for certain products, and general market conditions. During fiscal 2024, fiscal 2023 and fiscal 2022, Ciena recorded a provision for excess and obsolescence of $77.3 million, $29.5 million, and $16.2 million, respectively, primarily related to a decrease in the forecasted demand for certain Networking Platforms products primarily sold to communications service providers. Deductions from the provision for excess and obsolete inventory relate primarily to the sale of previously reserved items and disposal activities.
The following table summarizes the activity in Ciena’s reserve for excess and obsolete inventory for the fiscal years indicated (in thousands):

Year Ended	Beginning Balance	Provisions	Disposals	Ending Balance
October 29, 2022	$36,959	$16,184	$17,057	$36,086
October 28, 2023	$36,086	$29,464	$15,547	$50,003
November 2, 2024	$50,003	$77,341	$20,171	$107,173

(10) PREPAID EXPENSES AND OTHER
As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	November 2, 2024	October 28, 2023
Cash advances to contract manufacturers (1)	$167,337	$—
Contract assets for unbilled accounts receivable, net	127,919	150,312
Prepaid VAT and other taxes	106,095	96,724
Prepaid expenses	50,597	58,954
Other non-trade receivables	45,935	33,408
Product demonstration equipment, net (2)	43,245	40,682
Capitalized contract acquisition costs	20,310	23,326
Foreign currency forward contracts	2,149	1,118
Deferred deployment expense	596	1,170
	$564,183	$405,694
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
(2) Depreciation of product demonstration equipment was $8.3 million, $8.0 million and $8.7 million for fiscal 2024, 2023 and 2022, respectively.

For further discussion on contract assets and capitalized contract acquisition costs, see Note 2 above.

(11) EQUIPMENT, BUILDING, FURNITURE AND FIXTURES
As of the dates indicated, equipment, building, furniture and fixtures are comprised of the following (in thousands):

	November 2, 2024	October 28, 2023
Equipment, furniture and fixtures	$788,781	$676,485
Building subject to finance lease	67,517	67,904
Leasehold improvements	77,451	74,391
Equipment, building, furniture and fixtures	933,749	818,780
Accumulated depreciation and amortization	(596,027)	(538,633)
Equipment, building, furniture and fixtures, net	$337,722	$280,147

During fiscal 2024, fiscal 2023 and fiscal 2022, Ciena recorded depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements of $84.5 million, $84.6 million and $87.2 million, respectively.

(12) INTANGIBLE ASSETS
As of the dates indicated, intangible assets are comprised of the following (in thousands):

	November 2, 2024			October 28, 2023
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Developed technology	$503,618	$(442,345)	$61,273	$503,618	$(414,941)	$88,677
In-process research and development	89,100	—	89,100	89,100	—	89,100
Patents and licenses	8,795	(6,150)	2,645	8,795	(5,203)	3,592
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	410,934	(398,932)	12,002	410,983	(386,725)	24,258
Total intangible assets	$1,012,447	$(847,427)	$165,020	$1,012,496	$(806,869)	$205,627

The aggregate amortization expense of intangible assets was $40.6 million, $49.6 million and $44.3 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively. Expected future amortization of intangible assets for the fiscal years indicated is as follows (in thousands):

Fiscal Year	Amount (1)
2025	$34,576
2026	23,348
2027	15,843
2028	1,991
2029	126
Thereafter	36
$75,920
(1) Does not include amortization of in-process research and development, as estimation of the timing of future amortization expense would be impractical.

(13) GOODWILL

The following table presents the goodwill allocated to Ciena’s operating segments as of November 2, 2024 and October 28, 2023, as well as the changes to goodwill during fiscal 2024 (in thousands):

	Balance at October 28, 2023	Translation	Balance at November 2, 2024
Platform Software and Services	$156,191	$—	$156,191
Blue Planet Automation Software and Services	89,049	—	89,049
Networking Platforms	199,525	(58)	199,467
Total	$444,765	$(58)	$444,707

(14) OTHER BALANCE SHEET DETAILS
As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	November 2, 2024	October 28, 2023
Maintenance spares inventory, net	$77,918	$54,042
Equity investments(1)	21,730	48
Deferred compensation plan assets	16,519	11,456
Interest rate swaps	11,777	24,953
Capitalized contract acquisition costs	8,111	6,879
Cloud computing arrangements(2)	5,641	8,589
Deferred debt issuance costs, net(3)	1,733	1,956
Restricted cash	163	168
Other	11,102	8,362
	$154,694	$116,453

(1) Increase is due to an equity investment in a privately held technology company during fiscal 2024.

(2) During fiscal 2024, fiscal 2023 and fiscal 2022, Ciena recorded amortization of cloud computing arrangements of $4.9 million, $2.6 million and $2.8 million, respectively.

(3) Deferred debt issuance costs relate to Ciena’s senior secured revolving credit facility (the “Revolving Credit Facility”) entered into during fiscal 2023 and its predecessor asset-backed credit facility (described in Note 19 below). The amortization of deferred debt issuance costs for the Revolving Credit Facility and its predecessor is included in interest expense, and was $0.3 million for fiscal 2024 and $0.4 million for both fiscal 2023 and fiscal 2022.

As of the dates indicated, accrued liabilities and other short-term obligations are comprised of the following (in thousands):

	November 2, 2024	October 28, 2023
Compensation, payroll related tax and benefits	$148,732	$159,530
Warranty	55,267	57,089
Vacation	31,250	29,503
Income taxes payable	35,111	16,341
Foreign currency forward contracts	9,155	14,509
Interest payable	6,120	4,514
Finance lease liabilities	4,395	3,953
Other	103,875	145,980
	$393,905	$431,419

The following table summarizes the activity in Ciena’s accrued warranty for the fiscal years presented (in thousands):

Year Ended	Beginning Balance	Current Year Provisions	Settlements	Ending Balance
October 29, 2022	$48,019	$17,440	$(19,956)	$45,503
October 28, 2023	$45,503	$31,742	$(20,156)	$57,089
November 2, 2024	$57,089	$25,643	$(27,465)	$55,267

As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	November 2, 2024	October 28, 2023
Products	$19,017	$28,353
Services	218,602	200,107
Total deferred revenue	237,619	228,460
Less current portion	(156,379)	(154,419)
Long-term deferred revenue	$81,240	$74,041

As of the dates indicated, other long-term obligations are comprised of the following (in thousands):

	November 2, 2024	October 28, 2023
Income tax liability	$113,365	$98,259
Finance lease liabilities	43,522	48,192
Deferred compensation plan liability	16,509	11,444
Other	12,542	12,512
	$185,938	$170,407

(15) DERIVATIVE INSTRUMENTS

Foreign Currency Derivatives
Ciena conducts business globally in many currencies, and thus is exposed to foreign currency exchange rate changes. To limit this exposure, Ciena entered into foreign currency contracts. Ciena does not enter into such contracts for speculative purposes.
As of November 2, 2024 and October 28, 2023, Ciena had forward contracts to hedge its foreign exchange exposure in order to reduce variability in certain currencies for expenses principally related to research and development activities. The notional amount of these contracts was approximately $257.0 million and $367.3 million as of November 2, 2024 and October 28, 2023, respectively. These foreign exchange contracts have maturities of 24 months or less, and have been designated as cash flow hedges.
As of November 2, 2024 and October 28, 2023, Ciena had forward contracts designated as net investment hedges to minimize the effect of foreign exchange rate movements on its net investments in foreign operations. In April 2024, Ciena terminated a portion of its existing net investment hedges for a cash loss of $0.6 million, which was recorded to other comprehensive income (loss). Ciena replaced its terminated net investment hedges with new net investment hedges. The notional amount of these contracts was approximately $65.4 million and $48.0 million as of November 2, 2024 and October 28, 2023, respectively. These foreign exchange contracts have maturities of 36 months or less and have been designated as net investment hedges.
As of November 2, 2024 and October 28, 2023, Ciena had forward contracts in place to hedge its foreign exchange exposure in order to reduce the variability in various currencies of certain balance sheet items. The notional amount of these contracts was approximately $201.2 million and $226.3 million as of November 2, 2024 and October 28, 2023, respectively. These foreign exchange contracts have maturities of 12 months or less and have not been designated as hedges for accounting purposes.
Interest Rate Derivatives
Ciena is exposed to floating rates of interest on its term loan borrowings (see Note 18 below) and has hedged such risk by entering into floating-to-fixed interest rate swap arrangements (“interest rate swaps”).
In April 2022, Ciena entered into forward starting interest rate swaps to fix the Secured Overnight Financing Rate (“SOFR”) for the first $350.0 million its floating rate debt at 2.968% from September 2023 through September 2025 (“2025 interest rate swaps”). The total notional amount of the 2025 interest swaps was $350 million as of November 2, 2024 and October 28, 2023.
In January 2023, Ciena entered into interest rate swaps to fix the SOFR rate for an additional $350.0 million of its floating rate debt at 3.47% through January 2028 (“2028 interest rate swaps”). The total notional amount of the 2028 interest rate swaps in effect as of November 2, 2024 and October 28, 2023 was $350.0 million.

In December 2023, Ciena entered into forward starting interest rate swaps to fix SOFR for an additional $350.0 million of its floating rate debt at 3.287% from September 2025 through December 2028 (“2028 forward starting interest rate swaps”). The total notional amount of the 2028 forward starting interest rate swaps effective September 2025 was $350.0 million as of November 2, 2024.
Ciena expects the variable rate payments to be received under the terms interest rate swaps to offset exactly the forecasted variable rate payments on the equivalent notional amount of the 2030 New Term Loan (as defined in Note 18 below). These derivative contracts have been designated as cash flow hedges.
Other information regarding Ciena’s derivatives is immaterial for separate financial statement presentation. See Notes 5 and 7 above.

(16) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (“AOCI”), net of tax (in thousands):

	Unrealized Gain (Loss) on
	Available-for-Sale Securities	Foreign Currency Forward Contracts	Interest Rate Swaps	Cumulative Translation Adjustment	Total
Balance at October 30, 2021	$(164)	$6,216	$(12,179)	$6,566	$439
Other comprehensive gain (loss) before reclassifications	(2,801)	(16,299)	14,512	(49,446)	(54,034)
Amounts reclassified from AOCI	—	(114)	7,064	—	6,950
Balance at October 29, 2022	(2,965)	(10,197)	9,397	(42,880)	(46,645)
Other comprehensive gain (loss) before reclassifications	2,593	(8,455)	19,600	(5,321)	8,417
Amounts reclassified from AOCI	—	10,496	(10,035)	—	461
Balance at October 28, 2023	(372)	(8,156)	18,962	(48,201)	(37,767)
Other comprehensive gain (loss) before reclassifications	1,170	(1,424)	4,574	(3,096)	1,224
Amounts reclassified from AOCI	—	4,700	(14,868)	—	(10,168)
Balance at November 2, 2024	$798	$(4,880)	$8,668	$(51,297)	$(46,711)
All amounts reclassified from AOCI related to settlement (gains) losses on foreign currency forward contracts designated as cash flow hedges impacted research and development expense on the Consolidated Statements of Operations. All amounts reclassified from AOCI related to settlement (gains) losses on interest rate swaps designated as cash flow hedges impacted interest and other income, net on the Consolidated Statements of Operations.

(17) LEASES

Ciena leases approximately 1.1 million square feet of facilities globally. Ciena’s corporate headquarters are located in Hanover, Maryland. Ciena’s largest facilities are research and development centers located in Ottawa, Canada and Gurgaon, India. Ciena also leases smaller engineering facilities in the United States, Canada, and Europe. In addition, Ciena leases various smaller offices in regions throughout the world to support sales and services operations. Office facilities are leased under various non-cancelable operating or finance leases. Ciena's current leases have remaining terms that vary up to 8 years. Certain leases provide for options to extend up to 10 years and/or options to terminate within 4 years.

Leases included on the Consolidated Balance Sheets for the fiscal periods indicated were as follows (in thousands):

	Classification	Balance at November 2, 2024	Balance at October 28, 2023
Operating leases:
Operating ROU Assets	Operating right-of-use assets	$27,417	$35,140
Operating lease liabilities	Operating lease liabilities and Long-term operating lease liabilities	$39,562	$49,914
Finance leases:
Buildings, gross	Equipment, building, furniture and fixtures, net	$67,517	$67,904
Less: accumulated depreciation	Equipment, building, furniture and fixtures, net	(34,206)	(30,079)
Buildings, net		$33,311	$37,825
Finance lease liabilities	Accrued liabilities and other short-term obligations and other long-term obligations	$47,917	$52,145

ROU assets that involve subleased or vacant space aggregate $4.9 million as of November 2, 2024. Finance lease buildings, net, that involve subleased or vacant space aggregate $5.3 million as of November 2, 2024. These assets may become impaired if tenants are unable to service their obligations under the sublease, and/or if the estimates as to occupancy are not realized.

For the periods indicated, the components of lease expense included in the Consolidated Statements of Operations were as follows (in thousands):

		Year Ended	Year Ended	Year Ended
	Classification	November 2, 2024	October 28, 2023	October 29, 2022
Operating lease costs	Operating expense	$13,595	$16,080	$17,966
Finance lease cost:
Amortization of finance ROU asset	Operating expense	4,406	4,448	4,592
Interest on finance lease liabilities	Interest expense	3,769	4,069	4,601
Total finance lease cost		8,175	8,517	9,193
Non-capitalized lease cost	Operating expense	954	910	917
Variable lease cost(1)	Operating expense	2,562	3,421	5,898
Net lease cost(2)		$25,286	$28,928	$33,974

(1) Variable lease costs include expenses relating to insurance, taxes, maintenance and other costs required by the applicable operating lease. Variable lease costs are determined by whether they are to be included in base rent and if amounts are based on a consumer price index.
(2) Excludes other operating expense of $5.3 million, $6.5 million, and $12.8 million for the fiscal years ended November 2, 2024, October 28, 2023, and October 29, 2022, respectively, related to amortization of leasehold improvements.

Future minimum lease payments and the present value of minimum lease payments related to operating and finance leases as of November 2, 2024 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases	Total
2025	$15,601	$7,749	$23,350
2026	11,187	7,779	18,966
2027	6,587	8,049	14,636
2028	2,157	8,319	10,476
2029	2,578	8,319	10,897
Thereafter	5,393	22,937	28,330
Total lease payments	43,503	63,152	106,655
Less: Imputed interest	(3,941)	(15,235)	(19,176)
Present value of lease liabilities	39,562	47,917	87,479
Less: Current portion of present value of minimum lease payments	14,455	4,395	18,850
Long-term portion of present value of minimum lease payments	$25,107	$43,522	$68,629

The weighted average remaining lease terms and weighted average discount rates for operating and finance leases were as follows (in thousands):

Weighted-average remaining lease term in years:	As of November 2, 2024	As of October 28, 2023
Operating leases	4.00	4.07
Finance leases	7.71	8.71
Weighted-average discount rates:
Operating leases	4.29%	3.88%
Finance leases	7.56%	7.56%

(18) SHORT-TERM AND LONG-TERM DEBT

Outstanding Term Loan Payable

2030 New Term Loan

On October 24, 2023, Ciena, together with certain of its domestic subsidiaries as guarantors, entered into an Incremental Amendment Agreement (the “Amendment”) to its Credit Agreement, dated July 15, 2014, as amended (the “Credit Agreement”), by and among Ciena, certain of its subsidiaries, the lenders party thereto, and Bank of America, N.A., as administrative agent (“Bank of America”), to which Ciena incurred a new tranche of senior secured term loans in an aggregate principal amount of $1.2 billion (the “2030 New Term Loan”) and a new senior secured revolving credit facility of $300 million (the “Revolving Credit Facility” as defined in Note 19 below).

The proceeds of the 2030 New Term Loan, net of original issuance discount, replaced, in full, $668.7 million of outstanding principal of Ciena’s prior senior secured term loan maturing September 28, 2025 (the “2025 Term Loan”) and $497.5 million of outstanding principal of Ciena’s prior senior secured term loan maturing January 19, 2030 (the “2030 Term Loan” and, together with the 2025 Term Loan, the “Refinanced Term Loans”), including accrued interest, and paid transaction fees and expenses, resulting in proceeds of $0.8 million. The 2030 New Term Loan requires Ciena to make installment payments of $2.9 million on a quarterly basis.

Based on the continuation of existing lenders and the addition of new lenders, this arrangement was primarily accounted for as a modification of debt and, as such, $6.0 million of debt issuance costs associated with the 2030 New Term Loan were expensed. The aggregate balance of approximately $4.4 million of debt issuance costs and approximately $2.2 million of original discount from the Refinanced Term Loans, $0.1 million of debt issuance costs associated with new lenders for the 2030 New Term Loan, and approximately $2.9 million of original discount from the 2030 New Term Loan, were included in the carrying value of the 2030 New Term Loan.

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

The net carrying value of the 2030 New Term Loan was comprised of the following as of the date indicated (in thousands):

	November 2, 2024				October 28, 2023
	Principal Balance	Unamortized Discount	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
2030 New Term Loan	$1,158,300	$(4,359)	$(5,594)	$1,148,347	$1,159,371

Deferred debt issuance costs that were deducted from the carrying amount of the 2030 New Term Loan totaled $5.6 million as of November 2, 2024 and $5.5 million as of October 28, 2023. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the 2030 New Term Loan. The amortization of deferred debt issuance costs for the 2030 New Term Loan is included in interest expense, and was $0.9 million during fiscal 2024 and $0.1 million during fiscal 2023.

As of November 2, 2024, the estimated fair value of the 2030 New Term Loan was $1.2 billion. The 2030 New Term Loan is categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its 2030 New Term Loan using a market approach based on observable inputs, such as current market transactions involving comparable securities.

Refinanced Term Loans

The proceeds of the 2030 New Term Loan, net of original issuance discount, were used to repay in full $1.2 billion of outstanding principal of the Refinanced Term Loans, including accrued interest.

2025 Term Loan

On January 19, 2023, in connection with the Incremental Agreement (as defined below) to the Credit Agreement (as defined below), the Credit Agreement was amended to replace LIBOR with SOFR for the 2025 Term Loan in response to pending impact of FASB Accounting Standards Codification 848, Reference Rate Reform. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate method, through the maturity of the 2025 Term Loan. The amortization of deferred debt issuance costs for the 2025 Term Loan is included in interest expense, and was $0.6 million for fiscal 2023.

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

The net carrying value of the 2030 Notes was comprised of the following for the period indicated (in thousands):

	November 2, 2024			October 28, 2023
	Principal Balance	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
2030 Senior Notes 4.00% fixed-rate	$400,000	$(3,573)	$396,427	$395,735

Deferred debt issuance costs that were deducted from the carrying amount of the 2030 Notes totaled $3.6 million as of November 2, 2024 and $4.3 million as of October 28, 2023. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the 2030 Notes. The amortization of deferred debt issuance costs for the 2030 Notes is included in interest expense, and was $0.7 million during fiscal 2024 and fiscal 2023.

As of November 2, 2024, the estimated fair value of the 2030 Notes was $368.0 million. The 2030 Notes are categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its 2030 Notes using a market approach based on observable inputs, such as current market transactions involving comparable securities.

(19) REVOLVING CREDIT FACILITY

On February 10, 2023, pursuant to an ABL Credit Agreement dated October 28, 2019, as amended (the “ABL Credit Agreement”), by and among Ciena, certain of its subsidiaries, the lenders party thereto, and Bank of America, as administrative agent, Ciena modified its senior secured asset-backed revolving credit facility (the “ABL Credit Facility”), which provided for a total commitment of $300.0 million to extend its maturity date to September 28, 2025.

On October 24, 2023 (the “Closing Date”), pursuant to the Incremental Amendment Agreement to the Credit Agreement (as defined in Note 18 above), Ciena incurred a new senior secured revolving credit facility of $300.0 million (the “Revolving Credit Facility”), which replaced the ABL Credit Facility. Ciena has the option to increase the total revolving commitments under the Revolving Credit Facility to $450.0 million, subject to certain conditions, including obtaining commitments from one or more lenders. The Credit Agreement provides that $200.0 million of the Revolving Credit Facility is available for issuances of letters of credit and allows for swingline loans in an amount not to exceed $50.0 million. On or about the Closing Date,

Ciena transferred to the Revolving Credit Facility certain outstanding letters of credit initially issued under the ABL Credit Facility with an undrawn amount of approximately $65.1 million. There were no borrowings outstanding under the ABL Credit Facility as of the Closing Date. Ciena expects to use the Revolving Credit Facility to support the issuance of letters of credit that arise in the ordinary course of its business and for general corporate purposes.

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

As of November 2, 2024, Ciena was in compliance with the above financial maintenance covenants. As of November 2, 2024, letters of credit totaling $59.1 million were issued under our Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility as of November 2, 2024.
(20) EARNINGS PER SHARE CALCULATION
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
The following table presents the calculation of Basic and Diluted EPS (in thousands except per share amounts):

	Year Ended
	November 2, 2024	October 28, 2023	October 29, 2022
Net income	$83,956	$254,827	$152,902
Basic weighted average shares outstanding	144,715	148,971	151,208
Effect of dilutive potential common shares	1,249	409	985
Diluted weighted average shares outstanding	145,964	149,380	152,193
Basic EPS	$0.58	$1.71	$1.01
Diluted EPS	$0.58	$1.71	$1.00
Antidilutive employee share-based awards, excluded	1,057	2,675	1,370

(21) STOCKHOLDERS’ EQUITY

Stock Repurchase Program and Accelerated Share Repurchase Agreement
On December 9, 2021, Ciena announced that its Board of Directors replaced its previously authorized program with a program to repurchase up to $1.0 billion of its common stock. On December 13, 2021, Ciena entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman, Sachs & Co. LLC (“Goldman”) to repurchase $250.0 million (the “Repurchase Price”) of its common stock as part of the repurchase program. Under the terms of the ASR Agreement, Ciena paid the Repurchase Price to Goldman, and received approximately 3.6 million shares of its common stock from Goldman, calculated based on the average of the volume-weighted average prices of Ciena’s common stock of $69.78 for the period from December 14, 2021 to February 11, 2022, less a discount, which completed the repurchases contemplated by the ASR Agreement. Shares repurchased pursuant to the ASR Agreement were immediately retired upon receipt. During the remainder of fiscal 2022, Ciena repurchased an additional 4.8 million shares of its common stock, for an aggregate purchase price of $250.0 million, at an average price of $51.53 per share.
During fiscal 2023, Ciena repurchased an additional 5.7 million shares of its common stock, for an aggregate purchase price of $250.0 million at an average price of $44.08 per share. During fiscal 2024, Ciena repurchased an additional 4.5 million shares of its common stock, for an aggregate purchase price of $250.0 million at an average price of $55.07 per share, which completed the authorized repurchases contemplated under the program. In aggregate, Ciena repurchased 18.6 million shares for an aggregate purchase price of $1.0 billion, at an average price of $53.63 per share.
On October 2, 2024, Ciena announced that its Board of Directors authorized a program to repurchase up to $1.0 billion of its common stock, commencing in Ciena’s fiscal year 2025 and continuing through the end of Ciena’s fiscal year 2027. Ciena may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing. Ciena may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. The amount and timing of repurchases are subject to a variety of factors including liquidity, cash flow, stock price, and general business and market conditions. The program may be modified, suspended or discontinued at any time.

The purchase price for the shares of Ciena’s stock repurchased is reflected as a reduction of common stock and additional paid-in capital.

Impact of Inflation Reduction Act 1% Excise Tax on Share Repurchases

Beginning fiscal 2023, a 1% excise tax on the market value of shares repurchased offset by 1% of the market value of shares issued was implemented. During fiscal 2023, a net excise tax of $1.5 million was recorded to additional paid-in capital on the Consolidated Balance Sheets. During fiscal 2024, a net excise tax of $1.4 million was recorded to additional paid-in capital on the Consolidated Balance Sheets.

Stock Repurchases Related to Restricted Stock Unit Tax Withholdings
Ciena repurchases shares of common stock to satisfy employee tax withholding obligations due upon vesting of stock unit awards. The related purchase price of $46.6 million for the shares of Ciena’s stock repurchased during fiscal 2024 is reflected as a reduction to stockholders’ equity. Ciena is required to allocate the purchase price of the repurchased shares as a reduction of common stock and additional paid-in capital.

(22) INCOME TAXES
For the periods indicated, the provision for income taxes consists of the following (in thousands):

	Year Ended
	November 2, 2024	October 28, 2023	October 29, 2022
Provision for income taxes:
Current:
Federal	$70,208	$36,537	$27,479
State	14,106	18,860	10,289
Foreign	28,390	28,281	19,337
Total current	112,704	83,678	57,105
Deferred:
Federal	(52,300)	(8,010)	(30,032)
State	(4,868)	(17,354)	520
Foreign	(19,642)	10,512	2,010
Total deferred	(76,810)	(14,852)	(27,502)
Provision for income taxes	$35,894	$68,826	$29,603

For the periods indicated, income before provision for income taxes consists of the following (in thousands):

	Year Ended
	November 2, 2024	October 28, 2023	October 29, 2022
United States	$244	$93,682	$28,784
Foreign	119,606	229,971	153,721
Total	$119,850	$323,653	$182,505

Ciena’s foreign income tax as a percentage of foreign income may appear disproportionate compared to the expected tax based on the U.S. federal statutory rate and is dependent on the mix of earnings and tax rates in foreign jurisdictions.
For the periods indicated, the tax provision reconciles to the amount computed by multiplying income before income taxes by the U.S. federal statutory rate of 21% for fiscal 2024, fiscal 2023 and fiscal 2022 as follows:

	Year Ended
	November 2, 2024	October 28, 2023	October 29, 2022
Provision at statutory rate	21.00%	21.00%	21.00%
State taxes	5.60%	1.65%	2.31%
Withholding and other foreign taxes	3.53%	(0.09)%	(1.37)%
Research and development credit	(40.23)%	(16.78)%	(23.66)%
Non-deductible compensation	13.92%	5.29%	5.26%
U.S. Taxation on foreign activity	9.59%	5.08%	1.73%
Foreign Nontaxable interest	(2.96)%	(1.06)%	(1.90)%
Taxation on foreign inflation	3.03%	1.34%	1.41%
Rate change	4.46%	(3.71)%	1.27%
Valuation allowance	2.15%	9.44%	8.35%
Loss on equity transactions	—%	(1.72)%	—%
Uncertain tax positions	8.09%	1.72%	1.62%
Other	1.77%	(0.89)%	0.20%
Effective income tax rate	29.95%	21.27%	16.22%

Ciena’s future income tax provisions and deferred tax balances may be affected by the amount of pre-tax income, the jurisdictions where it is earned, the existence and ability to utilize tax attributes and changes in tax laws and business reorganizations.

The significant components of deferred tax assets are as follows (in thousands):

	Year Ended
	November 2, 2024	October 28, 2023
Deferred tax assets:
Reserves and accrued liabilities	$79,272	$82,160
Depreciation and amortization	760,685	712,098
NOL and credit carry forward	211,792	197,984
Other	26,574	6,934
Gross deferred tax assets	1,078,323	999,176
Valuation allowance	(192,447)	(189,870)
Deferred tax asset, net of valuation allowance	$885,876	$809,306

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

Amount
Unrecognized tax benefits at October 30, 2021	$77,091
Increase related to positions taken in prior period	4,732
Reductions related to settlements with taxing authorities	(3,229)
Increase related to positions taken in current period	2,959
Reductions related to expiration of statute of limitations	(1,039)
Unrecognized tax benefits at October 29, 2022	80,514
Increase related to positions taken in prior period	9,940
Reductions related to settlements with taxing authorities	(625)
Increase related to positions taken in current period	4,960
Reductions related to expiration of statute of limitations	(869)
Unrecognized tax benefits at October 28, 2023	93,920
Increase related to positions taken in prior period	11,482
Reductions related to settlements with taxing authorities	(4,345)
Increase related to positions taken in current period	4,340
Reductions related to expiration of statute of limitations	(116)
Unrecognized tax benefits at November 2, 2024	$105,281

As of November 2, 2024 and October 28, 2023, Ciena had accrued $16.3 million and $7.9 million of interest and penalties, respectively, related to unrecognized tax benefits included in other long-term obligations on the Consolidated Balance Sheets. Interest and penalties of $8.2 million, $2.7 million and $1.7 million were recorded as a net expense to the provision for income taxes during fiscal 2024, fiscal 2023 and fiscal 2022, respectively. If recognized, the entire balance of unrecognized tax benefits would impact the effective tax rate.

Changes in tax laws, regulations, administrative practices, and interpretations may impact Ciena’s tax contingencies. Due to various factors, the amounts ultimately paid, if any, upon the resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months Ciena will receive additional assessments by various tax authorities or possibly reach resolution of income tax controversies in one or more various jurisdictions. These factors could result in changes to our contingencies related to positions on prior years’ tax filings. Ciena cannot currently provide an estimate of potential changes. As statutes of limitation expire, unrecognized tax benefits including interest and penalties related to contingencies may be reversed, resulting in an income tax benefit. Over the next twelve months,

Ciena estimates that statutes on approximately $26.4 million of unrecognized tax benefits may expire, which would result in a net tax benefit.

As of November 2, 2024, we have approximately $93.0 million of undistributed earnings at our foreign subsidiaries that we identified in fiscal 2023 as no longer indefinitely reinvested and $1.5 million of deferred tax liability remaining on Ciena’s Consolidated Balance sheets for the income tax effects related to the future repatriation of these earnings. No additional income tax expense has been provided for any remaining undistributed foreign earnings, or any additional outside basis difference from investments in the foreign subsidiaries, as these amounts continue to be indefinitely reinvested. If remaining undistributed foreign earnings and profits of $415.0 million were repatriated to the U.S., the provisional amount of unrecognized deferred tax liability, which is primarily related to foreign withholding taxes, is an estimated $34.0 million; however, the amount may be lower depending on Ciena’s ability to utilize tax credits associated with the distribution. Additionally, there are no other significant temporary differences for which a deferred tax liability or asset is not being recognized.

As of November 2, 2024, Ciena continues to maintain a valuation allowance of $192.4 million against its gross deferred tax assets primarily. The valuation allowance is primarily related to state and foreign net operating losses and credits that Ciena estimates that it will not be able to use.

The following table summarizes the activity in Ciena’s valuation allowance against its gross deferred tax assets (in thousands):

Year Ended	Beginning Balance	Additions	Deductions	Ending Balance
October 29, 2022	$159,634	$15,245	$12,803	$162,076
October 28, 2023	$162,076	$28,746	$952	$189,870
November 2, 2024	$189,870	$16,816	$14,239	$192,447

As of November 2, 2024, Ciena had a $31.0 million net operating loss carry forward for U.S. federal income tax which does not expire, and $150.0 million net operating loss carry forwards for U.S. state income taxes which begin to expire in fiscal 2027. As of November 2, 2024, Ciena also had a $174.0 million net operating loss carry forward in non-U.S. jurisdictions which begin to expire in fiscal 2029. Ciena’s ability to use U.S. federal net operating losses is subject to limitations pursuant to the ownership change rules of the Internal Revenue Code Section 382.

(23) SHARE-BASED COMPENSATION EXPENSE

Ciena has outstanding equity awards issued under its 2017 Omnibus Incentive Plan (the “2017 Plan”), its 2008 Omnibus Incentive Plan, and certain legacy equity plans and equity plans assumed as a result of previous acquisitions. All equity awards granted on or after March 23, 2017 are made exclusively from the 2017 Plan. Ciena also makes shares of its common stock available for purchase under the ESPP. Each of the 2017 Plan and the ESPP is described below.

2017 Plan

At Ciena’s 2024 Annual Meeting of Stockholders that was held on March 21, 2024, Ciena’s stockholders approved an amendment to the 2017 Plan, effective as of such date, to (i) increase the number of shares available for issuance thereunder by 10.1 million shares, and (ii) increase the recoupment period for misconduct relating to accounting restatements from 12 months to three years.

The 2017 Plan has a ten-year term and authorizes the issuance of awards including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs), and other equity and/or cash performance incentive awards to employees, directors and consultants of Ciena. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2017 Plan, including the number of shares, vesting conditions, and the required service or performance criteria. Options and SARs have a maximum term of ten years, and their exercise price may not be less than 100% of fair market value on the date of grant. Repricing of stock options and SARs is prohibited without stockholder approval. Certain change in control transactions may cause awards granted under the 2017 Plan to vest, unless the awards are continued or substituted for in connection with the transaction.

The 2017 Plan authorizes and reserves 31.2 million shares for issuance. The number of shares available under the 2017 Plan is also increased from time to time by: (i) the number of shares subject to outstanding awards granted under Ciena’s prior equity compensation plans that are forfeited, expire or are canceled without delivery of common stock following the effective date of the 2017 Plan, and (ii) the number of shares subject to awards assumed or substituted in connection with the acquisition of another company. As of November 2, 2024, the total number of shares authorized for issuance under the 2017 Plan was 31.2 million and approximately 10.9 million shares remained available for issuance thereunder.

Stock Options

There were no stock options granted by Ciena during fiscal 2024, fiscal 2023 or fiscal 2022. There were no stock options outstanding as of November 2, 2024.
The total intrinsic value of options exercised during fiscal 2024, fiscal 2023 and fiscal 2022 was $0.1 million, $0.3 million and $1.6 million, respectively.

Assumptions for Option-Based Awards

Ciena recognizes the fair value of stock options as share-based compensation expense on a straight-line basis over the requisite service period. Ciena did not grant any option-based awards during fiscal 2024, fiscal 2023 or fiscal 2022.

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
During fiscal 2023, Ciena introduced a benefit pursuant to which, upon completion of ten years of service and reaching age 60, executive officers who are residents of the United States, the United Kingdom, or Canada, and who provide 12 months’ notice of their retirement, will receive continued vesting of all of their granted but unvested restricted stock unit (“RSU”) awards and a pro-rated amount of their performance stock unit awards and market stock unit awards. Other employees in these and certain other countries will be subject to the same eligibility and notice requirements, but will receive acceleration of their granted but unvested RSU awards upon retirement. This program accelerates the recognition of share-based compensation expense.

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

Ciena estimates the fair value of performance based awards subject to total stockholder return as compared to an index of peer companies using a Monte Carlo simulation valuation model. Ciena reverses share-based compensation expense on performance based awards subject to total stockholder return only when the requisite service period is not reached. Assumptions for awards granted during fiscal 2024, fiscal 2023 and fiscal 2022 included the following:

	Year Ended
	November 2, 2024	October 28, 2023	October 29, 2022
Expected volatility of Ciena common stock, which is a weighted average of implied volatility and historical volatility	36.00%	40.37%	38.27%
Historical volatility of Ciena common stock	36.74%	43.11%	42.17%
Volatility of S&P Networking Index(1)	44.94%	30.93%	27.22%
Correlation coefficient	0.3665	0.7781	0.7049
Expected life in years	2.89	2.89	2.89
Risk-free interest rate	4.41%	3.95%	0.94%
Expected dividend yield	0.0%	0.0%	0.0%
(1) For fiscal 2023 and fiscal 2022, reflects the volatility of the S&P Networking Index as a whole. For fiscal 2024, reflects the volatility of the median company within the S&P Networking Index as of the date of the award, measured as of the last day of fiscal 2023.
The following table is a summary of Ciena’s restricted stock unit activity for the period indicated, with the aggregate fair value of the balance outstanding at the end of each period, based on Ciena’s closing stock price on the last trading day of the relevant period (shares and aggregate fair value in thousands):

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Fair Value
Balance at October 28, 2023	4,922	$53.42	$201,916
Granted	4,080
Vested	(2,382)
Canceled or forfeited	(508)
Balance at November 2, 2024	6,112	$48.41	$390,995

As of both November 2, 2024 and October 28, 2023, 0.3 million of the total restricted stock units outstanding are performance based awards subject to total stockholder return. The total fair value of restricted stock units that vested and were converted into common stock during fiscal 2024, fiscal 2023 and fiscal 2022 was $116.9 million, $98.2 million and $119.0 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena during fiscal 2024, fiscal 2023 and fiscal 2022 was $44.57, $50.48 and $67.03, respectively.

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
During fiscal 2024, Ciena issued 0.9 million shares and during fiscal 2023 and fiscal 2022, Ciena issued 0.8 million and 0.7 million shares, respectively, under the ESPP. At November 2, 2024, 10.4 million shares remained available for issuance under the ESPP.
Share-Based Compensation Expense
The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Year Ended
	November 2, 2024	October 28, 2023	October 29, 2022
Products	$6,474	$4,518	$3,867
Services	12,743	10,470	7,533
Share-based compensation expense included in cost of goods sold	19,217	14,988	11,400
Research and development	54,129	42,331	31,879
Sales and marketing	42,954	35,136	31,280
General and administrative	40,053	37,587	30,435
Share-based compensation expense included in operating expense	137,136	115,054	93,594
Share-based compensation expense capitalized in inventory, net	51	413	137
Total share-based compensation	$156,404	$130,455	$105,131

As of November 2, 2024, total unrecognized share-based compensation expense was $212.9 million which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.33 years.

(24) SEGMENT AND ENTITY WIDE DISCLOSURES
Segment Reporting
Ciena has the following operating segments for reporting purposes: (i) Networking Platforms; (ii) Platform Software and Services; (iii) Blue Planet Automation Software and Services; and (iv) Global Services.
Ciena’s long-lived assets, including equipment, building, furniture and fixtures, operating ROU assets, finite-lived intangible assets, and maintenance spares, are not reviewed by Ciena’s chief operating decision maker for purposes of evaluating performance and allocating resources. As of November 2, 2024, equipment, building, furniture and fixtures, net, totaled $337.7 million, and operating ROU assets totaled $27.4 million both of which support asset groups within Ciena’s four operating segments and unallocated selling and general and administrative activities. As of November 2, 2024, finite-lived intangible assets, goodwill, and maintenance spares are assigned to asset groups within the following segments (in thousands):

	November 2, 2024
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Other intangible assets, net	$158,903	$—	$6,117	$—	$165,020
Goodwill	$199,467	$156,191	$89,049	$—	$444,707
Maintenance spares, net	$—	$—	$—	$77,918	$77,918
Segment Profit (Loss)
Segment profit (loss) is determined based on internal performance measures used by Ciena’s chief executive officer to assess the performance of each operating segment in a given period. In connection with that assessment, the chief executive officer excludes the following items: selling and marketing costs; general and administrative costs; significant asset impairments and restructuring costs; amortization of intangible assets; acquisition and integration costs; interest and other income, net; interest expense; loss on extinguishment and modification of debt; and provision for income taxes.
The table below sets forth Ciena’s segment profit (loss) and the reconciliation to consolidated net income for the respective periods indicated (in thousands):

	Year Ended
	November 2, 2024	October 28, 2023	October 29, 2022
Segment profit (loss):
Networking Platforms	$536,510	$778,641	$572,305
Platform Software and Services	231,900	186,945	175,108
Blue Planet Automation Software and Services	(11,892)	(33,669)	(22,388)
Global Services	195,575	196,375	210,663
Total segment profit	952,093	1,128,292	935,688
Less: non-performance operating expenses
Selling and marketing	510,668	490,804	466,565
General and administrative	220,647	215,284	179,382
Significant asset impairments and restructuring costs	24,592	23,834	33,824
Amortization of intangible assets	29,569	37,351	32,511
Acquisition and integration costs	—	3,474	598
Add: other non-performance financial items
Interest and other income, net	50,261	62,008	6,747
Interest expense	(97,028)	(88,026)	(47,050)
Loss on extinguishment and modification of debt	—	(7,874)	—
Less: Provision for income taxes	35,894	68,826	29,603
Consolidated net income	$83,956	$254,827	$152,902
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

	November 2, 2024	October 28, 2023
Canada	$283,760	$229,707
United States	49,195	46,933
Other International	32,184	38,647
Total	$365,139	$315,287

(25) OTHER EMPLOYEE BENEFIT PLANS
Ciena has a Defined Contribution Pension Plan that covers a majority of its Canada-based employees. The plan covers all Canada-based employees who are not part of an excluded group. Total contributions (employee and employer) cannot exceed the lesser of 18% of participant earnings and an annual dollar limit of CAD$32,490 (approximately $23,284 for 2024). This plan includes a required employer contribution of 1% for all participants and an employer matching contribution equal to 50% of the first 6% an employee contributes each pay period. During fiscal 2024, 2023 and 2022, Ciena made matching contributions of approximately CAD$11.6 million (approximately $8.3 million), CAD$10.6 million (approximately $7.6 million) and CAD$10.1 million (approximately $7.2 million), respectively.
Ciena has a 401(k) defined contribution profit sharing plan that covers a majority of its United States-based employees. Participants may contribute up to 60% of base pay through pre-tax or Roth contributions, subject to certain limitations. The plan includes an employer matching contribution equal to 50% of the first 8% an employee contributes each pay period. Ciena may also make discretionary annual profit contributions up to the IRS regulated limit. Ciena has made no profit sharing contributions to date. During fiscal 2024, 2023 and 2022, Ciena made matching contributions of approximately $11.0 million, $10.4 million and $9.2 million, respectively.

(26) COMMITMENTS AND CONTINGENCIES

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
Purchase Order Obligations
Ciena has certain advanced orders for supply of certain long lead time components. As of November 2, 2024, Ciena had $1.7 billion in outstanding purchase order commitments to contract manufacturers and component suppliers for inventory. In certain instances, Ciena is permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of this amount relates to firm, non-cancelable and unconditional obligations.
(27) SUBSEQUENT EVENTS

Stock Repurchase Program

From the end of the fourth quarter of fiscal 2024 through December 13, 2024, Ciena repurchased 540,521 shares of its common stock for an aggregate purchase price of $38.3 million at an average price of $70.82 per share, inclusive of repurchases pending settlement under its current stock repurchase program. As of December 13, 2024, Ciena has an aggregate of $961.7 million of authorized funds remaining under this repurchase program.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this annual report, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•provide reasonable assurance that receipts and expenditures of Ciena Corporation are being made only in accordance with authorization of management and the Board of Directors of Ciena Corporation; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Management of Ciena Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of November 2, 2024. Management based this assessment on criteria for effective internal control over financial reporting described in “COSO 2013 Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of November 2, 2024, Ciena Corporation maintained effective internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
PricewaterhouseCoopers LLP, independent registered public accounting firm, which audited and reported on the consolidated financial statements of Ciena Corporation included in this annual report, has also audited the effectiveness of Ciena Corporation’s internal control over financial reporting as of November 2, 2024, as stated in its report appearing in Item 8 of Part II of this annual report.

Item 9B. Other Information
Rule 10b5-1 Trading Arrangements

The following table describes, for the quarter ended November 2, 2024, each trading arrangement for the sale or purchase of our securities adopted, terminated or for which the amount, pricing or timing provisions were modified by our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased or Sold
Dino DiPerna (Senior Vice President, Global Research & Development)	Adoption (September 11, 2024)	Rule 10b5-1 trading arrangement	Sales	Until October 31, 2025, or such earlier date upon which all transactions are completed or expire without execution	(1)
Brodie Gage (Senior Vice President, Global Products & Supply Chain)	Adoption (September 6, 2024)	Rule 10b5-1 trading arrangement	Sales	Until November 28, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 3,961 shares of common stock
Sheela Kosaraju (Senior Vice President and General Counsel, and acting Chief People Officer)	Adoption (October 14, 2024)	Rule 10b5-1 trading arrangement	Sales	Until January 9, 2026, or such earlier date upon which all transactions are completed or expire without execution	(2)
Jason Phipps (Senior Vice President, Global Customer Engagement)	Adoption (October 9, 2024)	Rule 10b5-1 trading arrangement	Sales	Until October 9, 2026, or such earlier date upon which all transactions are completed or expire without execution	(3)
Gary B. Smith (President and Chief Executive Officer)	Adoption (September 11, 2024)	Rule 10b5-1 trading arrangement	Sales	Until December 22, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 170,000 shares of common stock
(1)     The aggregate number of shares of common stock to be sold pursuant to Mr. DiPerna’s arrangement is up to (i) 1,788 shares of common stock, plus (ii) 25% of the net after-tax shares of common stock to be received as a result of the vesting of an aggregate of 17,207 restricted stock units on September 20, 2024, December 20, 2024, March 20, 2025, June 20, 2025, and September 20, 2025, plus (iii) 25% of the net after-tax shares of common stock to be received as a result of the vesting of up to 2,615 performance stock units on December 20, 2024. The actual number of net after-tax shares to be received will vary based on the market price of our common stock at the time of settlement.
(2)    The aggregate number of shares of common stock to be sold pursuant to Ms. Kosaraju’s arrangement is up to 100% of the net after-tax shares of common stock to be received as a result of the vesting of an aggregate of 16,923 restricted stock units on December 20, 2024, March 20, 2025, June 20, 2025, September 20, 2025, and December 20, 2025. The actual number of net after-tax shares to be received will vary based on the market price of our common stock at the time of settlement.
(3)    The aggregate number of shares of common stock to be sold pursuant to Mr. Phipps’s arrangement is up to (i) 14,381 shares of common stock, plus (ii) 100% of the net after-tax shares of common stock to be received as a result of the vesting of an aggregate of 28,736 restricted stock units on December 20, 2024, March 20, 2025, June 20, 2025, September 20, 2025, December 20, 2025, March 20, 2026, June 20, 2026, and September 20, 2026. The actual number of net after-tax shares to be received will vary based on the market price of our common stock at the time of settlement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors and executive officers is set forth in Part I of this annual report under the caption “Item 1. Business—Information About Our Executive Officers and Directors.”
Additional information responsive to this item concerning our Audit Committee and regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.
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

Item 11. Executive Compensation
Information responsive to this Item is incorporated herein by reference from our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information responsive to this Item is incorporated herein by reference from our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information responsive to this Item is incorporated herein by reference from our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report.

Item 14. Principal Accountant Fees and Services
Information responsive to this Item is incorporated herein by reference from our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report.

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
(c)Not applicable.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of December 2024.

Ciena Corporation
By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Gary B. Smith	President, Chief Executive Officer and Director	December 20, 2024
Gary B. Smith (Principal Executive Officer)

/s/ James E. Moylan, Jr.	Sr. Vice President, Finance and Chief Financial Officer	December 20, 2024
James E. Moylan, Jr. (Principal Financial Officer)

/s/ Andrew C. Petrik	Vice President, Controller	December 20, 2024
Andrew C. Petrik (Principal Accounting Officer)

/s/ Hassan M. Ahmed, Ph.D.	Director	December 20, 2024
Hassan M. Ahmed, Ph.D.

/s/ Bruce L. Claflin	Director	December 20, 2024
Bruce L. Claflin

/s/ Lawton W. Fitt	Chair of the Board of Directors	December 20, 2024
Lawton W. Fitt

/s/ Patrick T. Gallagher	Director	December 20, 2024
Patrick T. Gallagher

/s/ Devinder Kumar	Director	December 20, 2024
Devinder Kumar

/s/ Patrick H. Nettles, Ph.D.	Director	December 20, 2024
Patrick H. Nettles, Ph.D.
/s/ T. Michael Nevens	Director	December 20, 2024
T. Michael Nevens

/s/ Joanne B. Olsen	Director	December 20, 2024
Joanne B. Olsen

/s/ Mary G. Puma	Director	December 20, 2024
Mary G. Puma

INDEX TO EXHIBITS

		Incorporated by Reference
		Form and			Filed
Exhibit		Registration or			Here-
Number	Exhibit Description	Commission No.	Exhibit	Filing Date	with (X)
3.1	Fifth Restated Certificate of Incorporation of Ciena Corporation, filed with the Secretary of State of Delaware on June 4, 2024	10-Q (001-36250)	3.1	6/6/2024
3.2	Amended and Restated Bylaws of Ciena Corporation	8-K (001-36250)	3.1	12/12/2024
4.1	Specimen Stock Certificate	10-K (000-21969)	4.1	12/27/2007
4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K (001-36250)	4.2	12/18/2020
4.3	Indenture, dated as of January 18, 2022, by and among Ciena Corporation, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee, including the Form of 4.00% Senior Notes due 2030 attached as Exhibit A thereto	8-K (001-36250)	4.1	1/18/2022
10.1	Ciena Corporation 2017 Omnibus Incentive Plan*	8-K (001-36250)	10.1	3/29/2017
10.2	Amendment to Ciena Corporation 2017 Omnibus Incentive Plan dated April 2, 2020*	8-K (001-36250)	10.1	4/6/2020
10.3	Amendment No. 2 to Ciena Corporation 2017 Omnibus Incentive Plan*, effective as of March 21, 2024	8-K (001-36250)	10.1	3/26/2024
10.4	Form of Director Restricted Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan*	10-Q (001-36250)	10.2	6/7/2023
10.5	Form of Employee Restricted Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan (revised 2024)*	—	—	—	X
10.6	Form of Employee Restricted Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan (revised 2023)*	10-K (001-36250)	10.3	12/15/2023
10.7	Form of Performance Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan (revised 2023)*	10-Q (001-36250)	10.2	9/6/2023
10.8	Form of Market Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan (revised 2023)*	10-Q (001-36250)	10.3	9/6/2023
10.9	Form of Employee Restricted Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan (revised 2022)*	10-K (001-36250)	10.7	12/16/2022
10.10	Form of Performance Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan (revised 2022)*	10-K (001-36250)	10.8	12/16/2022
10.11	Form of Market Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan (revised 2022)*	10-K (001-36250)	10.9	12/16/2022
10.12	Form of Employee Restricted Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan*	10-K (001-36250)	10.3	12/18/2020
10.13	Form of Performance Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan*	10-K (001-36250)	10.5	12/18/2020
10.14	Form of Market Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan*	10-K (001-36250)	10.6	12/18/2020
10.15	Ciena Corporation 2008 Omnibus Incentive Plan*	8-K (000-21969)	10.1	3/27/2008
10.16	Amendment (No. 1) to Ciena Corporation 2008 Omnibus Incentive Plan dated April 14, 2010*	8-K (000-21969)	10.1	4/15/2010
10.17	Amendment (No. 2) to Ciena Corporation 2008 Omnibus Incentive Plan dated March 21, 2012*	8-K (000-21969)	10.1	3/23/2012

		Incorporated by Reference
		Form and			Filed
Exhibit		Registration or			Here-
Number	Exhibit Description	Commission No.	Exhibit	Filing Date	with (X)
10.18	Amendment (No. 3) to Ciena Corporation 2008 Omnibus Incentive Plan dated April 10, 2014*	10-Q (001-36250)	10.1	6/11/2014
10.19	Amendment (No. 4) to Ciena Corporation 2008 Omnibus Incentive Plan dated March 24, 2016*	10-Q (001-36250)	10.2	6/8/2016
10.20	Form of Ciena Corporation 2008 Omnibus Incentive Plan Restricted Stock Unit Agreement (Employee)*	10-K (000-21969)	10.18	12/22/2011
10.21	Form of Ciena Corporation 2008 Omnibus Incentive Plan Restricted Stock Unit Agreement (Director)*	10-Q (000-21969)	10.3	6/4/2009
10.22	Amended and Restated Ciena Corporation Employee Stock Purchase Plan*	8-K (001-36250)	10.1	4/6/2021
10.23	Ciena Corporation Amended and Restated Employee Stock Purchase Plan Enrollment Form*	10-Q (001-36250)	10.2	6/7/2017
10.24	Ciena Corporation 2000 Equity Incentive Plan (Amended and Restated ONI Systems Corp. 2000 Equity Incentive Plan)*	10-K (000-21969)	10.37	12/11/2003
10.25	Form of Restricted Stock Unit Award Agreement for directors under Ciena Corporation 2000 Equity Incentive Plan*	8-K (000-21969)	10.5	11/4/2005
10.26	Ciena Corporation Deferred Compensation Plan*	S-8 (333-214594)	10.1	11/14/2016
10.27	Ciena Corporation Amended and Restated Incentive Bonus Plan, as amended August 22, 2023*	10-Q (001-36250)	10.4	9/26/2023
10.28	Ciena Corporation U.S. Executive Severance Benefit Plan*	10-Q (000-21969)	10.1	6/9/2011
10.29	Form of Indemnification Agreement with Directors and Executive Officers*	10-Q (000-21969)	10.1	3/3/2006
10.30	Form of Change in Control Severance Agreement dated November 30, 2019, between Ciena Corporation and Gary B. Smith*	10-K (001-36250)	10.23	12/20/2019
10.31	Form of Change in Control Severance Agreement dated November 30, 2019, between Ciena Corporation and Executive Officers*	10-K (000-36250)	10.24	12/20/2019
10.32	Lease Agreement by and between Ciena Canada, Inc. and Innovation Blvd. II Limited dated as of October 23, 2014++	10-K (001-36250)	10.36	12/19/2014
10.33	Amendment No. 1 to the Lease Agreement dated October 23, 2014, between Ciena Canada, Inc. and Innovations Blvd II Limited, dated April 15, 2015	8-K (001-36250)	10.3	6/3/2015
10.34	Lease Agreement between Ciena Canada, Inc. and Innovation Blvd. II Limited, dated April 15, 2015	8-K (001-36250)	10.4	6/3/2015
10.35	Lease Agreement dated November 3, 2011 between Ciena Corporation and W2007 RDG Realty, L.L.C.++	10-K (000-21969)	10.34	12/22/2011
10.36	Incremental Amendment Agreement, dated October 24, 2023, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc., Ciena Communications International, LLC, Blue Planet Software, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto.++	8-K (001-36250)	10.1	10/25/2023

		Incorporated by Reference
		Form and			Filed
Exhibit		Registration or			Here-
Number	Exhibit Description	Commission No.	Exhibit	Filing Date	with (X)
10.37	Incremental Joinder and Amendment Agreement, dated January 19, 2023, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc., Ciena Communications International, LLC, Blue Planet Software, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto.++	8-K (001-36250)	10.1	1/23/2023
10.38	Third Amendment to Credit Agreement, dated July 15, 2014, by and among Ciena Corporation, the lenders party thereto, and Bank of America, N.A., as Administrative Agent., dated June 29, 2017++	10-Q (001-36250)	10.3	9/7/2017
10.39	Incremental Joinder and Amendment Agreement under the Credit Agreement and Related Agreements dated as of April 25, 2016 by and between Ciena Corporation, Bank of America, N.A. as Administrative Agent, Ciena Communications, Inc. and Ciena Government Solutions, Inc.	10-Q (001-36250)	10.1	6/8/2016
10.40	Guaranty, dated July 15, 2014, by and among Ciena Communications, Inc., Ciena Government Solutions, Inc. and Bank of America, N.A., as Administrative Agent++	10-Q (001-36250)	10.6	9/9/2014
10.41	Term Loan Security Agreement, dated July 15, 2014, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc., and Bank of America, N.A., as Collateral Agent++	10-Q (001-36250)	10.7	9/9/2014
10.42	Omnibus Amendment to Security Agreement and Pledge Agreement, dated September 28, 2018, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc., and Bank of America, N.A., as Administrative Agent++	10-K (001-36250)	10.56	12/21/2018
10.43	Term Loan Pledge Agreement, dated July 15, 2014, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc., and Bank of America, N.A., as Pledgee++	10-Q (001-36250)	10.8	9/9/2014
10.44	Guaranty Supplement dated as of April 19, 2019, by Ciena Communications International, LLC, in favor of Bank of America, N.A., as Administrative Agent++	10-Q (001-36250)	10.3	6/12/2019
10.45	Guaranty Supplement dated as of April 19, 2019, by Blue Planet Software, Inc., in favor of Bank of America, N.A., as Administrative Agent++	10-Q (001-36250)	10.4	6/12/2019
10.46	Intellectual Property License Agreement dated as of March 19, 2010 between Ciena Luxembourg S.a.r.l. and Nortel Networks Limited#	10-Q (000-21969)	10.3	6/10/2010
19.1	Ciena Corporation Insider Trading Policy	—	—	—	X
21.1	Subsidiaries of registrant	—	—	—	X
23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	X

Incorporated by Reference
		Form and			Filed
Exhibit		Registration or			Here-
Number	Exhibit Description	Commission No.	Exhibit	Filing Date	with (X)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	X
97.1	Ciena Corporation Executive Compensation Clawback Policy	10-K (001-36250)	97.1	12/15/2023
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	X

________________________________

*	Represents management contract or compensatory plan or arrangement
++	Representations and warranties included in these agreements, as amended, were made by the parties to one another in connection with a negotiated transaction. These representations and warranties were made as of specific dates, only for purposes of these agreements and for the benefit of the parties thereto. These representations and warranties were subject to important exceptions and limitations agreed upon by the parties, including being qualified by confidential disclosures, made for the purposes of allocating contractual risk between the parties rather than establishing these matters as facts. These agreements are filed with this annual report only to provide investors with information regarding its terms and conditions, and not to provide any other factual information regarding Ciena or any other party thereto. Accordingly, investors should not rely on the representations and warranties contained in these agreements or any description thereof as characterizations of the actual state of facts or condition of any party, its subsidiaries or affiliates. The information in these agreements should be considered together with Ciena’s public reports filed with the SEC.
#	Certain portions of this document have been omitted based on a request for confidential treatment submitted to the SEC. The non-public information that has been omitted from this document has been separately filed with the SEC. Each redacted portion of this document is indicated by a “[*]” and is subject to the request for confidential treatment submitted to the SEC. The redacted information is confidential information of Ciena.