Form 10-Q
period 2025-02-01
CIENA CORP
filed 2025-03-12
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 1, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 7, 2025
Common Stock, par value $0.01 per share	142,145,676

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended
	February 1,	January 27,
	2025	2024
Revenue:
Products	$854,785	$835,777
Services	217,475	201,932
Total revenue	1,072,260	1,037,709
Cost of goods sold:
Products	490,804	466,472
Services	109,635	104,275
Total cost of goods sold	600,439	570,747
Gross profit	471,821	466,962
Operating expenses:
Research and development	192,663	187,269
Selling and marketing	136,504	128,158
General and administrative	53,902	54,683
Significant asset impairments and restructuring costs	1,544	4,971
Amortization of intangible assets	6,545	7,252
Total operating expenses	391,158	382,333
Income from operations	80,663	84,629
Interest and other income, net	11,578	10,650
Interest expense	(22,918)	(23,776)
Loss on extinguishment and modification of debt	(729)	—
Income before income taxes	68,594	71,503
Provision for income taxes	24,022	21,956
Net income	$44,572	$49,547
Basic net income per common share	$0.31	$0.34
Diluted net income per potential common share	$0.31	$0.34
Weighted average basic common shares outstanding	142,880	145,291
Weighted average dilutive potential common shares outstanding	145,944	145,848

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Quarter Ended
	February 1,	January 27,
	2025	2024
Net income	$44,572	$49,547
Unrealized gain (loss) on available-for-sale securities, net of tax	(345)	895
Unrealized gain (loss) on foreign currency forward contracts, net of tax	(4,484)	7,156
Unrealized gain (loss) on interest rate swaps, net of tax	1,953	(9,474)
Change in cumulative translation adjustments	(17,702)	14,323
Other comprehensive income (loss)	(20,578)	12,900
Total comprehensive income	$23,994	$62,447

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	February 1, 2025	November 2, 2024
ASSETS
Current assets:
Cash and cash equivalents	$874,749	$934,863
Short-term investments	337,320	316,343
Accounts receivable, net of allowance for credit losses of $10.1 million and $9.9 million as of February 1, 2025 and November 2, 2024, respectively.	938,703	908,597
Inventories, net	845,132	820,430
Prepaid expenses and other	495,807	564,183
Total current assets	3,491,711	3,544,416
Long-term investments	105,035	80,920
Equipment, building, furniture and fixtures, net	320,382	337,722
Operating right-of-use assets	25,113	27,417
Goodwill	444,306	444,707
Other intangible assets, net	156,205	165,020
Deferred tax asset, net	868,432	886,441
Other long-term assets	161,718	154,694
Total assets	$5,572,902	$5,641,337
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$395,770	$423,401
Accrued liabilities and other short-term obligations	362,021	393,905
Deferred revenue	174,151	156,379
Operating lease liabilities	12,995	14,455
Current portion of long-term debt	11,580	11,700
Total current liabilities	956,517	999,840
Long-term deferred revenue	83,126	81,240
Other long-term obligations	186,027	185,938
Long-term operating lease liabilities	22,769	25,107
Long-term debt, net	1,531,084	1,533,074
Total liabilities	2,779,523	2,825,199
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 142,528,510 and 142,656,116 shares issued and outstanding	1,425	1,427
Additional paid-in capital	6,108,118	6,154,869
Accumulated other comprehensive loss	(67,289)	(46,711)
Accumulated deficit	(3,248,875)	(3,293,447)
Total stockholders’ equity	2,793,379	2,816,138
Total liabilities and stockholders’ equity	$5,572,902	$5,641,337

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended
	February 1,	January 27,
	2025	2024
Cash flows provided by operating activities:
Net income	$44,572	$49,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	24,679	22,808
Share-based compensation expense	40,806	37,827
Amortization of intangible assets	8,778	10,016
Deferred taxes	(17,085)	(4,368)
Provision for inventory excess and obsolescence	10,918	10,350
Provision for warranty	5,697	4,841
Other	(6,655)	5,051
Changes in assets and liabilities:
Accounts receivable	(33,454)	135,160
Inventories	(35,844)	56,157
Prepaid expenses and other	92,036	17,116
Operating lease right-of-use assets	2,902	3,084
Accounts payable, accruals and other obligations	(49,577)	(90,915)
Deferred revenue	20,311	14,022
Short- and long-term operating lease liabilities	(4,361)	(4,620)
Net cash provided by operating activities	103,723	266,076
Cash flows provided by (used in) investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(26,884)	(16,599)
Purchases of investments	(97,024)	(21,213)
Proceeds from sales and maturities of investments	55,061	53,674
Settlement of foreign currency forward contracts, net	1,757	2,271
Net cash provided by (used in) investing activities	(67,090)	18,133
Cash flows used in financing activities:
Proceeds from modification of debt, net	19,175	—
Cash paid for extinguishment of debt	(19,175)	—
Payment of long-term debt	(2,895)	—
Payment of debt issuance costs	(10)	(2,402)
Payment of finance lease obligations	(1,020)	(981)
Shares repurchased for tax withholdings on vesting of stock unit awards	(25,489)	(10,076)
Repurchases of common stock - repurchase program, net	(81,176)	(38,195)
Proceeds from issuance of common stock	17,133	16,934
Net cash used in financing activities	(93,457)	(34,720)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,289)	4,646
Net increase (decrease) in cash, cash equivalents and restricted cash	(60,113)	254,135
Cash, cash equivalents and restricted cash at beginning of period	935,026	1,010,786
Cash, cash equivalents and restricted cash at end of period	$874,913	$1,264,921
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net	$25,559	$18,582
Cash paid during the period for income taxes, net	$10,426	$8,260
Operating lease payments	$4,762	$5,080
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$4,735	$4,225
Repurchase of common stock in accrued liabilities from repurchase program, net	$4,198	$3,110
Operating right-of-use assets subject to lease liability	$1,056	$3,498
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at November 2, 2024	142,656,116	$1,427	$6,154,869	$(46,711)	$(3,293,447)	$2,816,138
Net income	—	—	—	—	44,572	44,572
Other comprehensive loss	—	—	—	(20,578)	—	(20,578)
Repurchase of common stock - repurchase program, net	(1,016,970)	(10)	(79,193)	—	—	(79,203)
Issuance of shares from employee equity plans	1,186,963	11	17,122	—	—	17,133
Share-based compensation expense	—	—	40,806	—	—	40,806
Shares repurchased for tax withholdings on vesting of stock unit awards	(297,599)	(3)	(25,486)	—	—	(25,489)
Balance at February 1, 2025	142,528,510	$1,425	$6,108,118	$(67,289)	$(3,248,875)	$2,793,379

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at October 28, 2023	144,829,938	$1,448	$6,262,083	$(37,767)	$(3,377,403)	$2,848,361
Net income	—	—	—	—	49,547	49,547
Other comprehensive income	—	—	—	12,900	—	12,900
Repurchase of common stock - repurchase program, net	(691,088)	(7)	(31,987)	—	—	(31,994)
Issuance of shares from employee equity plans	1,039,765	10	16,924	—	—	16,934
Share-based compensation expense	—	—	37,827	—	—	37,827
Shares repurchased for tax withholdings on vesting of stock unit awards	(232,105)	(2)	(10,074)	—	—	(10,076)
Balance at January 27, 2024	144,946,510	$1,449	$6,274,773	$(24,867)	$(3,327,856)	$2,923,499

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) INTERIM FINANCIAL STATEMENTS
The interim financial statements for Ciena Corporation and its wholly owned subsidiaries (“Ciena”) included herein have been prepared by Ciena, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).
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
In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments that Ciena considers necessary for the fair statement of the results of operations of Ciena for the interim periods covered and of the financial position of Ciena at the date of the interim balance sheets. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The Condensed Consolidated Balance Sheet as of November 2, 2024 was derived from audited financial statements, but does not include all disclosures required by GAAP. However, Ciena believes that the disclosures are adequate to understand the information presented herein. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with Ciena’s audited consolidated financial statements and the notes thereto included in Ciena’s Annual Report on Form 10-K for the fiscal year ended November 2, 2024 (the “2024 Annual Report”).
Ciena has a 52 or 53-week fiscal year, with quarters ending on the Saturday nearest to the last day of January, April, July, and October, respectively, of each year. Fiscal 2025 is a 52-week fiscal year. Fiscal 2024 was a 53-week fiscal year with the additional week occurring in the fourth quarter.

(2) SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to Ciena’s significant accounting policies, compared to the accounting policies described in Note 1, Ciena Corporation and Significant Accounting Policies and Estimates, in Notes to Consolidated Financial Statements in Item 8 of Part II of the 2024 Annual Report.

Accounting Standards - Not Yet Effective

In November 2023, the FASB issued ASU No. 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for Ciena’s fiscal 2025 Annual Report on Form 10-K on a retrospective basis. Early adoption is permitted. Ciena is currently evaluating the impact of this ASU on its segment disclosures.

In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024; however, early adoption is permitted. ASU 2023-09 allows for adoption using either a prospective or retrospective method. Ciena is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027; however, early adoption is permitted. ASU 2024-03 allows for adoption using either a prospective or retrospective method. Ciena is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

(3)REVENUE
Segment and Product Line Disaggregation of Revenue

Ciena’s disaggregated segment and product line revenue as presented below depicts the nature, amount, and timing of revenue and cash flows for similar groupings of Ciena’s various offerings. The sales cycle, contractual obligations, customer requirements, and go-to-market strategies may differ for each of its product categories, resulting in different economic risk profiles for each category. Ciena has the following operating segments for reporting purposes: (i) Networking Platforms; (ii) Platform Software and Services; (iii) Blue Planet Automation Software and Services; and (iv) Global Services. See Note 16 below.

The tables below set forth Ciena’s disaggregated revenue for the respective periods (in thousands):

	Quarter Ended February 1, 2025
	Segment				Total
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services
Product lines:
Optical Networking	$727,973	$—	$—	$—	$727,973
Routing and Switching	93,169	—	—	—	93,169
Platform Software and Services	—	95,067	—	—	95,067
Blue Planet Automation Software and Services	—	—	26,032	—	26,032
Maintenance Support and Training	—	—	—	74,573	74,573
Installation and Deployment	—	—	—	47,682	47,682
Consulting and Network Design	—	—	—	7,764	7,764
Total revenue by product line	$821,142	$95,067	$26,032	$130,019	$1,072,260

Timing of revenue recognition:
Products and services at a point in time	$821,142	$28,931	$10,427	$6,133	$866,633
Services transferred over time	—	66,136	15,605	123,886	205,627
Total revenue by timing of revenue recognition	$821,142	$95,067	$26,032	$130,019	$1,072,260

	Quarter Ended January 27, 2024
	Segment				Total
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services
Product lines:
Optical Networking	$695,849	$—	$—	$—	$695,849
Routing and Switching	111,387	—	—	—	111,387
Platform Software and Services	—	89,745	—	—	89,745
Blue Planet Automation Software and Services	—	—	13,942	—	13,942
Maintenance Support and Training	—	—	—	74,115	74,115
Installation and Deployment	—	—	—	42,723	42,723
Consulting and Network Design	—	—	—	9,948	9,948
Total revenue by product line	$807,236	$89,745	$13,942	$126,786	$1,037,709

Timing of revenue recognition:
Products and services at a point in time	$807,236	$27,694	$1,069	$9,638	$845,637
Services transferred over time	—	62,051	12,873	117,148	192,072
Total revenue by timing of revenue recognition	$807,236	$89,745	$13,942	$126,786	$1,037,709

•Networking Platforms revenue reflects sales of Ciena’s Optical Networking and Routing and Switching product lines.
•Optical Networking - includes the 6500 Packet-Optical Platform, the Waveserver® system, the 6500 Reconfigurable Line System (RLS), coherent pluggable transceivers, and other optical networking products.
•Routing and Switching - includes the 3000 and 5000 series of service delivery and aggregation platforms, the 8100 Coherent IP networking platforms, virtualization software, and passive optical network and other routing and switching portfolio products.

Revenue from this segment is included in product revenue on the Condensed Consolidated Statements of Operations.

•Platform Software and Services revenue reflects sales of Ciena’s Platform Software and Platform Services.
•Platform Software - includes Ciena’s Navigator Network Control SuiteTM domain controller solution and its applications, and legacy software solutions.
•Platform Services - includes sales of subscription, installation, support, and consulting services related to Ciena’s software platforms, operating system software and enhanced software features embedded in each of the Networking Platforms product lines above.

Revenue from the software portion of this segment is included in product revenue on the Condensed Consolidated Statements of Operations. Revenue from services portions of this segment is included in services revenue on the Condensed Consolidated Statements of Operations.

•Blue Planet Automation Software and Services revenue reflects sales of Blue Planet Automation Software and Blue Planet Services.
•Blue Planet Automation Software - includes inventory management, orchestration, route optimization and analysis, and unified assurance and analytics software.
•Blue Planet Services - includes sales of subscription, installation, support, consulting and design services related to the Blue Planet Automation Platform.

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

Revenue Recognition
•Revenue from the Networking Platforms segment includes, in addition to the products described above, sales of operating system software and enhanced software features embedded therein, which are each considered distinct performance obligations for which the revenue is generally recognized upfront at a point in time upon transfer of control.
•Revenue from software platforms typically reflects either perpetual or term-based software licenses, and these sales are considered distinct performance obligations where revenue is generally recognized upfront at a point in time upon transfer of control.
•Revenue from software subscription and support is recognized ratably over the period during which the services are performed.
•Revenue from professional services for solution customization, software and solution support services, consulting and design, and build-operate-transfer services relating to Ciena’s software offerings is recognized over time with Ciena applying the input method to determine the amount of revenue to be recognized in a given period. Global Services are considered a distinct performance obligation where revenue is generally recognized over time.
•Revenue from maintenance support is recognized ratably over the period during which the services are performed.
•Revenue from installation and deployment services and consulting and network design services is generally recognized over time with Ciena applying the input method to determine the amount of revenue to be recognized in a given period.
•Revenue from training services is generally recognized at a point in time upon completion of the service.

For additional information on Ciena’s revenue recognition policy, see the Notes to Consolidated Financial Statements in Item 8 of Part II of the 2024 Annual Report.

Geographic Disaggregation of Revenue
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

For the periods below, Ciena’s geographic distribution of revenue was as follows (in thousands):

	Quarter Ended
	February 1,	January 27,
	2025	2024
Geographic distribution:
Americas	$795,632	$718,198
EMEA	157,916	207,413
APAC	118,712	112,098
Total revenue by geographic distribution	$1,072,260	$1,037,709

Ciena’s revenue includes $752.5 million and $677.6 million from the United States for the first quarter of fiscal 2025 and 2024, respectively. No other country accounted for 10% or more of total revenue for the periods presented above.

Ciena’s revenue includes $168.9 million and $109.1 million from a cloud provider for the first quarter of fiscal 2025 and 2024, respectively. Revenue also includes $111.0 million from AT&T for the first quarter of fiscal 2025 and $166.0 million from an additional cloud provider for the first quarter of fiscal 2024. These customers purchased products from the Networking Platforms, Platform Software and Services, and Global Services operating segments for the periods presented. No other customer accounted for 10% or more of total revenue for the periods presented.

Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities (deferred revenue) from contracts with customers (in thousands):

	Balance at February 1, 2025	Balance at November 2, 2024
Accounts receivable, net	$938,703	$908,597
Contract assets for unbilled accounts receivable, net	$138,718	$127,919
Deferred revenue	$257,277	$237,619

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

Contract liabilities consist of deferred revenue and represent advanced payments against non-cancelable customer orders received prior to revenue recognition. Ciena recognized approximately $74.5 million and $70.6 million of revenue during the first three months of fiscal 2025 and 2024, respectively, that was included in the deferred revenue balance at November 2, 2024 and October 28, 2023, respectively. Revenue recognized due to changes in transaction price from performance obligations satisfied or partially satisfied in previous periods was immaterial during the three months ended February 1, 2025 and January 27, 2024.

As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	February 1, 2025	November 2, 2024
Products	$26,413	$19,017
Services	230,864	218,602
Total deferred revenue	257,277	237,619
Less current portion	(174,151)	(156,379)
Long-term deferred revenue	$83,126	$81,240

Capitalized Contract Acquisition Costs
Capitalized contract acquisition costs consist of deferred sales commissions, and were $27.4 million and $28.4 million as of February 1, 2025 and November 2, 2024, respectively. Capitalized contract acquisition costs were included in (i) prepaid expenses and other and (ii) other long-term assets on the Condensed Consolidated Balance Sheets. The amortization expense associated with these costs was $8.5 million and $7.7 million during the first three months of fiscal 2025 and 2024, respectively, and was included in selling and marketing expense on the Condensed Consolidated Statements of Operations.

Remaining Performance Obligations

Remaining performance obligations (“RPO”) are comprised of non-cancelable customer purchase orders for products and services that are awaiting transfer of control for revenue recognition under the applicable contract terms. As of February 1, 2025, the aggregate amount of RPO was $1.7 billion. As of February 1, 2025, Ciena expects approximately 79% of the RPO to be recognized as revenue within the next 12 months.

(4)SIGNIFICANT ASSET IMPAIRMENT AND RESTRUCTURING COSTS

Restructuring Costs

Ciena has undertaken a number of restructuring activities intended to reduce expense and to align its workforce and costs with market opportunities, product development, and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in accrued liabilities and other short-term obligations on the Condensed Consolidated Balance Sheets, for the three months ended February 1, 2025 (in thousands):

	Workforce reduction	Other restructuring activities		Total
Balance at November 2, 2024	$1,927	$—		$1,927
Charges	278	1,266	(1)	1,544
Cash payments	(1,762)	(1,266)		(3,028)
Balance at February 1, 2025	$443	$—		$443
Current restructuring liabilities	$443	$—		$443

(1) Primarily represents costs related to restructured real estate facilities.

The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in accrued liabilities and other short-term obligations on the Condensed Consolidated Balance Sheets for the three months ended January 27, 2024 (in thousands):

	Workforce reduction	Other restructuring activities		Total
Balance at October 28, 2023	$1,913	$—		$1,913
Charges	2,861	2,110	(1)	4,971
Cash payments	(4,058)	(2,110)		(6,168)
Balance at January 27, 2024	$716	$—		$716
Current restructuring liabilities	$716	$—		$716

(1) Primarily represents costs related to restructured real estate facilities and the redesign of certain business processes associated with Ciena’s supply chain and distribution structure.

(5)INTEREST AND OTHER INCOME, NET
The components of interest and other income, net, are as follows for the periods indicated (in thousands):

	Quarter Ended
	February 1,	January 27,
	2025	2024
Interest income	$13,710	$15,177
Gains (losses) on non-hedge designated foreign currency forward contracts(1)	(2,873)	3,112
Foreign currency exchange gains (losses)(2)	1,240	(9,192)
Other	(499)	1,553
Interest and other income, net	$11,578	$10,650

(1) Ciena had forward contracts in place to hedge its foreign exchange exposure in order to reduce the variability in various currencies of certain balance sheet items. These forwards are not designated as hedges for accounting purposes, and any net gain or loss associated with these derivatives is reported in interest and other income, net, on the Condensed Consolidated Statements of Operations.
(2) Ciena Corporation, as the U.S. parent entity, uses the U.S. Dollar as its functional currency; however, some of its foreign branch offices and subsidiaries use local currencies as their functional currencies. The related remeasurement adjustments were recorded in interest and other income, net, on the Condensed Consolidated Statements of Operations.

(6)INCOME TAXES

The effective tax rate for the first quarter of fiscal 2025 was higher than the effective tax rate for the first quarter of fiscal 2024. The increase was primarily due to income in jurisdictions with higher tax rates.

For the three months ended February 1, 2025, the impact of the 15% global minimum tax, referred to as Pillar Two, was not material to the consolidated financial statements. Ciena is continuing to monitor and evaluate legislative developments related to Pillar Two and to the extent additional legislative changes take place in the countries in which Ciena operates, it is possible that these changes may yield an adverse impact on the effective tax rate.

(7)CASH EQUIVALENT, SHORT-TERM AND LONG-TERM INVESTMENTS

As of the dates indicated, investments classified as available-for-sale are comprised of the following (in thousands):

	February 1, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$328,949	$591	$(44)	$329,496
Corporate debt securities	106,044	126	(53)	106,117
Time deposits	92,937	2	(2)	92,937
	$527,930	$719	$(99)	$528,550

Included in cash equivalents	$86,195	$—	$—	$86,195
Included in short-term investments	336,734	608	(22)	337,320
Included in long-term investments	105,001	111	(77)	105,035
	$527,930	$719	$(99)	$528,550

	November 2, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$285,492	$751	$(62)	$286,181
Corporate debt securities	111,103	137	(97)	111,143
Time deposits	92,803	4	(3)	92,804
	$489,398	$892	$(162)	$490,128

Included in cash equivalents	$92,865	$—	$—	$92,865
Included in short-term investments	315,654	734	(45)	316,343
Included in long-term investments	80,879	158	(117)	80,920
	$489,398	$892	$(162)	$490,128

The following table summarizes the final legal maturities of debt investments as of February 1, 2025 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$422,929	$423,515
Due in 1-2 years	105,001	105,035
	$527,930	$528,550

(8)FAIR VALUE MEASUREMENTS

    As of the dates indicated, the following tables summarize the assets and liabilities that are recorded at fair value on a recurring basis (in thousands):

	February 1, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$581,415	$—	$—	$581,415
Bond mutual fund	114,061	—	—	114,061
Time deposits	92,937	—	—	92,937
Deferred compensation plan assets	17,659	—	—	17,659
U.S. government obligations	—	329,496	—	329,496
Corporate debt securities	—	106,117	—	106,117
Foreign currency forward contracts	—	2,080	—	2,080
Interest rate swaps	—	13,978	—	13,978
Total assets measured at fair value	$806,072	$451,671	$—	$1,257,743

Liabilities:
Foreign currency forward contracts	$—	$14,325	$—	$14,325
Total liabilities measured at fair value	$—	$14,325	$—	$14,325

	November 2, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$636,097	$—	$—	$636,097
Bond mutual fund	112,703	—	—	112,703
Time deposits	92,804	—	—	92,804
Deferred compensation plan assets	16,519	—	—	16,519
U.S. government obligations	—	286,181	—	286,181
Corporate debt securities	—	111,143	—	111,143
Foreign currency forward contracts	—	2,149	—	2,149
Interest rate swaps	—	11,777	—	11,777
Total assets measured at fair value	$858,123	$411,250	$—	$1,269,373

Liabilities:
Foreign currency forward contracts	$—	$9,155	$—	$9,155
Total liabilities measured at fair value	$—	$9,155	$—	$9,155

As of the dates indicated, the assets and liabilities above are presented on Ciena’s Condensed Consolidated Balance Sheets as follows (in thousands):

	February 1, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$781,671	$—	$—	$781,671
Short-term investments	6,742	330,578	—	337,320
Prepaid expenses and other	—	2,080	—	2,080
Long-term investments	—	105,035	—	105,035
Other long-term assets	17,659	13,978	—	31,637
Total assets measured at fair value	$806,072	$451,671	$—	$1,257,743

Liabilities:
Accrued liabilities and other short-term obligations	$—	$14,325	$—	$14,325
Total liabilities measured at fair value	$—	$14,325	$—	$14,325

	November 2, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$832,239	$9,426	$—	$841,665
Short-term investments	9,365	306,978	—	316,343
Prepaid expenses and other	—	2,149	—	2,149
Long-term investments	—	80,920	—	80,920
Other long-term assets	16,519	11,777	—	28,296
Total assets measured at fair value	$858,123	$411,250	$—	$1,269,373

Liabilities:
Accrued liabilities and other short-term obligations	$—	$9,155	$—	$9,155
Total liabilities measured at fair value	$—	$9,155	$—	$9,155

Ciena did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

(9) INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	February 1, 2025	November 2, 2024
Raw materials	$601,893	$542,785
Work-in-process	32,688	32,219
Finished goods	289,162	324,697
Deferred cost of goods sold	30,116	27,902
Gross inventories	953,859	927,603
Reserve for inventory excess and obsolescence	(108,727)	(107,173)
Inventories, net	$845,132	$820,430

During the first three months of fiscal 2025, Ciena recorded a provision for inventory excess and obsolescence of $10.9 million, primarily related to a decrease in the forecasted demand for certain Networking Platforms products. Deductions from the reserve for excess and obsolete inventory relate primarily to sales and disposal activities.

(10) DERIVATIVE INSTRUMENTS

Foreign Currency Derivatives

Ciena conducts business globally in many currencies, and thus is exposed to foreign currency exchange rate changes. To limit this exposure, Ciena entered into foreign currency contracts. Ciena does not enter into such contracts for speculative purposes.

As of February 1, 2025 and November 2, 2024, Ciena had forward contracts to hedge its foreign exchange exposure in order to reduce variability in certain currencies for expenses principally related to research and development activities. The notional amount of these contracts was approximately $356.9 million and $257.0 million as of February 1, 2025 and November 2, 2024, respectively. These foreign exchange contracts have maturities of 24 months or less and have been designated as cash flow hedges.

As of February 1, 2025 and November 2, 2024, Ciena had forward contracts designated as net investment hedges to minimize the effect of foreign exchange rate movements on its net investments in foreign operations. The notional amount of these contracts was approximately $63.5 million and $65.4 million as of February 1, 2025 and November 2, 2024, respectively. These foreign exchange contracts have maturities of 36 months or less and have been designated as net investment hedges.

As of February 1, 2025 and November 2, 2024, Ciena had forward contracts in place to hedge its foreign exchange exposure in order to reduce the variability in various currencies of certain balance sheet items. The notional amount of these contracts was approximately $117.5 million and $201.2 million as of February 1, 2025 and November 2, 2024, respectively. These foreign exchange contracts have maturities of 12 months or less and have not been designated as hedges for accounting purposes.

Interest Rate Derivatives

Ciena is exposed to floating rates of interest on its term loan borrowings (see Note 11 below) and has hedged such risk by entering into floating-to-fixed interest rate swap arrangements (“interest rate swaps”).

In April 2022, Ciena entered into forward starting interest rate swaps to fix the Secured Overnight Financing Rate (“SOFR”) for the first $350.0 million of its floating rate debt at 2.968% from September 2023 through September 2025 (“2025 interest rate swaps”). The total notional amount of the 2025 interest rate swaps was $350.0 million as of February 1, 2025 and November 2, 2024.

In January 2023, Ciena entered into interest rate swaps to fix SOFR for an additional $350.0 million of its floating rate debt at 3.47% through January 2028. The total notional amount of these interest rate swaps was $350.0 million as of February 1, 2025 and November 2, 2024.

In December 2023, Ciena entered into forward starting interest rate swaps to fix SOFR for an additional $350.0 million of its floating rate debt at 3.287% from September 2025 through December 2028 (“2028 forward starting interest rate swaps”). The total notional amount of the 2028 forward starting interest rate swaps effective September 2025 was $350.0 million as of February 1, 2025 and November 2, 2024.

Ciena expects the variable rate payments to be received under the terms of these interest rate swaps to offset exactly the forecasted variable rate payments on the equivalent notional amount of the Refinanced 2030 Term Loan (as defined in Note 11 below). These derivative contracts have been designated as cash flow hedges.

Other information regarding Ciena’s derivatives is immaterial for separate financial statement presentation. See Note 5 and Note 8 above.

(11) SHORT-TERM AND LONG-TERM DEBT

Outstanding Term Loan Payable

Refinanced 2030 Term Loan

Pursuant to a Credit Agreement, dated July 15, 2014, as amended (the “Credit Agreement”), by and among Ciena Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent (the “Administrative Agent”), Ciena maintained a senior secured term loan with an outstanding aggregate principal amount as of January 17, 2025 of approximately $1.16 billion and maturing on October 24, 2030 (the “2030 Term Loan”).

On January 17, 2025, Ciena Corporation, as borrower, and Ciena Communications, Inc., Ciena Government Solutions, Inc., Ciena Communications International, LLC and Blue Planet Software, Inc., as guarantors, entered into a Refinancing Amendment to Credit Agreement with the lenders party thereto and the Administrative Agent (the “Amendment”), pursuant to which Ciena incurred a new single tranche of senior secured term loans in an aggregate principal amount of approximately $1.16 billion (the “Refinanced 2030 Term Loan”). The proceeds of the Refinanced 2030 Term Loan, together with cash on hand, were used to refinance in full the 2030 Term Loan, including accrued interest, and pay transaction fees and expenses. The Amendment amends the Credit Agreement and provides that the Refinanced 2030 Term Loan will, among other things:

•mature on October 24, 2030;

•amortize in equal quarterly installments in aggregate amounts equal to approximately 0.25% of the principal amount of the Refinanced 2030 Term Loan as of the Closing Date, with the balance payable at maturity;

•be subject to mandatory prepayment upon the occurrence of certain specified events substantially similar to the 2030 Term Loan, including upon the occurrence of certain specified events such as asset sales, debt issuances, and receipt of annual Excess Cash Flow (as defined in the Credit Agreement);

•bear interest, at Ciena’s election, at a per annum rate equal to (a) SOFR (subject to a floor of 0.00%) plus an applicable margin of 1.75%, or (b) a base rate (subject to a floor of 1.00%) plus an applicable margin of 0.75%;

•be repayable at any time at Ciena’s election, provided that repayment of the Refinanced 2030 Term Loan with proceeds of certain indebtedness prior to July 17, 2025 will require a prepayment premium of 1% of the aggregate principal amount of such prepayment; and

•except as described above or otherwise set forth in the Amendment, have substantially identical terms as the 2030 Term Loan.

Except as amended by the Amendment, the remaining terms of the Credit Agreement remain in full force and effect.

The net carrying value of the Ciena’s term loans were comprised of the following as of the date indicated (in thousands):

	February 1, 2025				November 2, 2024
	Principal Balance	Unamortized Discount	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
Refinanced 2030 Term Loan	$1,155,405	$(4,103)	$(5,238)	$1,146,064	$—
2030 Term Loan	$—	$—	$—	$—	$1,148,347

Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the term loans. The amortization of deferred debt issuance costs for the term loans is included in interest expense and was minimal during the first three months of fiscal 2025 and fiscal 2024.

As of February 1, 2025, the estimated fair value of the Refinanced 2030 Term Loan was $1.16 billion. Ciena’s term loan is categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its term loan using a market approach based on observable inputs, such as current market transactions involving comparable securities.

Outstanding Senior Notes Payable

2030 Notes

On January 18, 2022, Ciena entered into an indenture among Ciena, as issuer, certain domestic subsidiaries of Ciena, as guarantors, and U.S. Bank National Association, as trustee, pursuant to which Ciena issued $400.0 million in aggregate principal amount of 4.00% fixed-rate senior notes due 2030 (the “2030 Notes”).

The net carrying value of the 2030 Notes was comprised of the following as of the dates indicated (in thousands):

	February 1, 2025			November 2, 2024
	Principal Balance	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
2030 Notes	$400,000	$(3,400)	$396,600	$396,427

Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the 2030 Notes. The amortization of deferred debt issuance costs for the 2030 Notes is included in interest expense and was minimal during both the first three months of fiscal 2025 and fiscal 2024.

As of February 1, 2025, the estimated fair value of the 2030 Notes was $368.5 million. The 2030 Notes are categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its 2030 Notes using a market approach based on observable inputs, such as current market transactions involving comparable securities.

(12)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (“AOCI”), net of tax, for the three months ended February 1, 2025 (in thousands):

	Unrealized Gain (Loss) on
	Available-for-sale Securities	Foreign Currency Forward Contracts	Interest Rate Swaps	Cumulative Translation Adjustment	Total
Balance at November 2, 2024	$798	$(4,880)	$8,668	$(51,297)	$(46,711)
Other comprehensive gain (loss) before reclassifications	(345)	(6,841)	4,377	(17,702)	(20,511)
Amounts reclassified from AOCI	—	2,357	(2,424)	—	(67)
Balance at February 1, 2025	$453	$(9,364)	$10,621	$(68,999)	$(67,289)

The following table summarizes the changes in AOCI, net of tax, for the three months ended January 27, 2024 (in thousands):

	Unrealized Gain (Loss) on
	Available-for-sale Securities	Foreign Currency Forward Contracts	Interest Rate Swaps	Cumulative Translation Adjustment	Total
Balance at October 28, 2023	$(372)	$(8,156)	$18,962	$(48,201)	$(37,767)
Other comprehensive gain before reclassifications	895	6,448	(5,592)	14,323	16,074
Amounts reclassified from AOCI	—	708	(3,882)	—	(3,174)
Balance at January 27, 2024	$523	$(1,000)	$9,488	$(33,878)	$(24,867)

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

(13) EARNINGS PER SHARE CALCULATION

Basic net income per common share (“Basic EPS”) is computed using the weighted average number of common shares outstanding. Diluted net income per potential common share (“Diluted EPS”) is computed using the weighted average number of the following, in each case, to the extent that the effect is not anti-dilutive: (i) common shares outstanding; (ii) shares issuable upon vesting of stock unit awards; and (iii) shares issuable under Ciena’s employee stock purchase plan, using the treasury stock method.
The following table presents the calculation of Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended
	February 1,	January 27,
	2025	2024
Net income	$44,572	$49,547
Basic weighted average shares outstanding	142,880	145,291
Effect of dilutive potential common shares	3,064	557
Diluted weighted average shares	145,944	145,848
Basic EPS	$0.31	$0.34
Diluted EPS	$0.31	$0.34
Antidilutive employee share-based awards, excluded	989	2,491

(14) STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On October 2, 2024, Ciena announced that its Board of Directors authorized a three-year program to repurchase up to $1.0 billion of its common stock, commencing in fiscal 2025 and continuing through the end of fiscal 2027.

Under this program, during the first three months of fiscal 2025, Ciena repurchased approximately 1.0 million shares of its common stock for an aggregate purchase price of approximately $79.2 million, which equates to an average price of $77.88 per share. As of February 1, 2025, Ciena has an aggregate of $920.8 million authorized and remaining under its stock repurchase program. Ciena is required to allocate the purchase price for the shares of Ciena’s stock repurchased as a reduction of common stock and additional paid-in capital.

Stock Repurchases Related to Stock Unit Award Tax Withholdings
Ciena repurchases shares of its common stock to satisfy employee tax withholding obligations due on vesting of stock unit awards. The related purchase price of $25.5 million for the shares of Ciena’s stock repurchased during the first three months of fiscal 2025 is reflected as a reduction to stockholders’ equity. Ciena is required to allocate the purchase price of the repurchased shares as a reduction of common stock and additional paid-in capital.

(15) SHARE-BASED COMPENSATION EXPENSE

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended
	February 1,	January 27,
	2025	2024
Products	$1,750	$1,318
Services	3,405	3,020
Share-based compensation expense included in cost of goods sold	5,155	4,338
Research and development	14,237	12,880
Selling and marketing	11,597	10,305
General and administrative	9,827	10,079
Share-based compensation expense included in operating expense	35,661	33,264
Share-based compensation expense capitalized in inventory, net	(10)	225
Total share-based compensation expense	$40,806	$37,827

As of February 1, 2025, total unrecognized share-based compensation expense was approximately $347.0 million, which relates to unvested stock unit awards and is expected to be recognized over a weighted-average period of 1.53 years.

(16) SEGMENTS AND ENTITY-WIDE DISCLOSURES
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
The table below sets forth Ciena’s segment profit (loss) and the reconciliation to net income for the periods indicated (in thousands):

	Quarter Ended
	February 1,	January 27,
	2025	2024
Segment profit (loss):
Networking Platforms	$167,079	$183,775
Platform Software and Services	63,125	58,004
Blue Planet Automation Software and Services	4,576	(7,069)
Global Services	44,378	44,983
Total segment profit	279,158	279,693
Less: Non-performance operating expenses
Selling and marketing	136,504	128,158
General and administrative	53,902	54,683
Significant asset impairments and restructuring costs	1,544	4,971
Amortization of intangible assets	6,545	7,252
Add: Other non-performance financial items
Interest and other income, net	11,578	10,650
Interest expense	(22,918)	(23,776)
Loss on extinguishment and modification of debt	(729)	—
Less: Provision for income taxes	24,022	21,956
Net income	$44,572	$49,547

Entity-Wide Reporting
Ciena's long-lived assets, including equipment, building, furniture and fixtures, operating right-of-use (“ROU”) assets, finite-lived intangible assets, and maintenance spares, are not reviewed by Ciena's chief operating decision maker for purposes of evaluating performance and allocating resources. As of February 1, 2025, equipment, building, furniture and fixtures, net, totaled $320.4 million, and operating ROU assets totaled $25.1 million both of which support asset groups within Ciena’s four operating segments and unallocated selling and general and administrative activities. As of February 1, 2025, finite-lived intangible assets, goodwill, and maintenance spares are assigned to asset groups within the following segments (in thousands):

	February 1, 2025
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Other intangible assets, net	$151,788	—	4,417	—	$156,205
Goodwill	$199,066	156,191	89,049	—	$444,306
Maintenance spares, net	$—	—	—	82,846	$82,846

The following table represents Ciena’s geographic distribution of equipment, building, furniture and fixtures, net and operating ROU assets, specifically identifying any country that accounts for at least 10% of the total of these assets. Assets attributable to geographic regions not identified are reflected as “Other International”. For the periods indicated, Ciena’s geographic distribution of equipment, building, furniture and fixtures, net, and operating ROU assets was as follows (in thousands):

	February 1, 2025	November 2, 2024
Canada	$269,647	$283,760
United States	46,024	49,195
Other International	29,824	32,184
Total	$345,495	$365,139

(17) COMMITMENTS AND CONTINGENCIES

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
Purchase Obligations
Ciena has certain advanced commitments for supply of certain long lead time components. As of February 1, 2025, Ciena had $1.7 billion in outstanding purchase commitments to contract manufacturers and component suppliers for inventory. In certain instances, Ciena is permitted to cancel, reschedule or adjust these commitments. Consequently, only a portion of this amount relates to firm, non-cancelable and unconditional obligations.
(18) SUBSEQUENT EVENTS

Stock Repurchase Program

From the end of the first quarter of fiscal 2025 through March 7, 2025, Ciena repurchased 382,834 shares of its common stock for an aggregate purchase price of $31.7 million at an average price of $82.75 per share, inclusive of repurchases pending settlement under its current stock repurchase program. As of March 7, 2025, Ciena has an aggregate of $889.1 million of authorized funds remaining under this repurchase program.

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

For a discussion identifying some of the important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this report. For a more complete understanding of the risks associated with an investment in our securities, you should review these factors and the rest of this report in combination with the more detailed description of our business and management’s discussion and analysis of financial condition and risk factors described in our Annual Report on Form 10-K for the fiscal year ended November 2, 2024, which we filed with the Securities and Exchange Commission (the “SEC”) on December 20, 2024 (our “2024 Annual Report”). However, we operate in a very competitive and dynamic environment and new risks and uncertainties emerge, are identified or become apparent from time to time and therefore may not be identified in this report. We cannot predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. You should be aware that the forward-looking statements contained in this report are based on our current views and assumptions. We undertake no obligation to revise or to update any forward-looking statements made in this report to reflect events or circumstances after the date hereof or to reflect new information or the occurrence of unanticipated events, except as required by law. The forward-looking statements in this report are intended to be subject to protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Unless the context requires otherwise, references in this report to “Ciena,” the “Company,” “we,” “us,” and “our” refer to Ciena Corporation and its consolidated subsidiaries.

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide an understanding of Ciena’s financial condition, results of operations, and cash flows, and should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes thereto included in Item 1 of Part I of this report and in Item 8 of Part II of our 2024 Annual Report.

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

Market Opportunity and Investment in Technology Innovation

The market into which we sell our communications networking solutions is dynamic and characterized by a high rate of change, including rapid growth in bandwidth demand and network traffic, the proliferation of cloud-based services, and new approaches, or “consumption models,” for designing and procuring networking solutions. Drivers of increased bandwidth demand include enterprise and consumer cloud network adoption, generative AI, 5G, high-definition video, and network operator focus on resilience and automation. To address these growing service demands and manage network cost, many network operators are looking to adopt next-generation infrastructures that are more programmable and better capable of leveraging data for network insight, analytics and automation.

We believe that our investment capacity and our efforts to push the pace of innovation are important competitive differentiators in our markets. Keeping pace with the market’s demand for technology innovation requires considerable research and development investment capacity and expenditures, and research and development spending represented 18.0% of our revenue in the first quarter of fiscal 2025. During the first quarter of fiscal 2025, we invested $192.7 million in research and development activities, an increase of 2.9% compared to first quarter of fiscal 2024. In particular, in an effort to capture certain market opportunities created by the impact of artificial intelligence (AI) on networks, we have continued to innovate, increase the performance of, and enhance the capabilities for our leading WaveLogicTM coherent modem technology in multiple form factors. Through this innovation, we seek to extend our leadership in our core business and leverage this to expand our addressable market into complementary and adjacent network applications, including inside and around the data center.

Business Momentum
During the first quarter of fiscal 2025, we continued to experience broad-based business momentum, with year-over-year order growth in our major customer segments, led by cloud providers and including continued improvement in orders from communications service providers. As a result, our revenue increased by 3.3% to $1.07 billion in the first quarter of fiscal 2025 as compared to $1.04 billion in the first quarter of fiscal 2024. Although our business remains subject to quarterly fluctuations due to customer purchasing patterns and supply chain dynamics, we continue to believe that certain trends and shifts in business and consumer behaviors and the drivers of bandwidth demand described above under “Market Opportunity and Investment in Technology Innovation” represent long-term opportunities for our business.

For additional information regarding our business, industry, market opportunity, competitive landscape, and strategy, see our 2024 Annual Report.

Consolidated Results of Operations

Operating Segments

Our results of operations are presented based on the following operating segments: (i) Networking Platforms; (ii) Platform Software and Services; (iii) Blue Planet Automation Software and Services; and (iv) Global Services. See Note 3 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Revenue

As a result of the factors described under “Overview” above, our revenue increased by 3.3%, or $34.5 million in the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024.

Operating Segment Revenue

The table below sets forth the changes in our operating segment revenue for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	February 1, 2025	January 27, 2024	%*
Revenue:
Networking Platforms
Optical Networking	$727,973	$695,849	4.6%
%**	67.9%	67.1%
Routing and Switching	93,169	111,387	(16.4)%
%**	8.7%	10.7%
Total Networking Platforms	821,142	807,236	1.7%
%**	76.6%	77.8%

Platform Software and Services	95,067	89,745	5.9%
%**	8.9%	8.6%

Blue Planet Automation Software and Services	26,032	13,942	86.7%
%**	2.4%	1.4%

Global Services
Maintenance Support and Training	74,573	74,115	0.6%
%**	7.0%	7.1%
Installation and Deployment	47,682	42,723	11.6%
%**	4.4%	4.1%
Consulting and Network Design	7,764	9,948	(22.0)%
%**	0.7%	1.0%
Total Global Services	130,019	126,786	2.5%
%**	12.1%	12.2%

Total revenue	$1,072,260	$1,037,709	3.3%
_____________________________
*    Denotes % change from fiscal 2024 to fiscal 2025
**     Denotes % of total revenue

Quarter ended February 1, 2025 as compared to the quarter ended January 27, 2024
•Networking Platforms segment revenue increased by $13.9 million.
•Optical Networking products revenue increased by $32.1 million, primarily driven by increases in sales of our 6500 Packet-Optical Platforms, primarily to service provider customers, our 6500 Reconfigurable Line Systems (RLS) and our coherent pluggables, both primarily to cloud provider customers. These increases were partially offset by a reduction in Waveserver revenue, primarily related to decreased sales to cloud provider customers.
•Routing and Switching products revenue decreased by $18.2 million, primarily driven by decreases in sales of our 3000 and 5000 families of service delivery and aggregation switches, partially offset by an increase in sales of our virtualization software.
•Platform Software and Services segment revenue increased by $5.3 million, primarily reflecting sales increases of our software maintenance services, partially offset by sales decreases of our software platforms.
•Blue Planet Automation Software and Services segment revenue increased by $12.1 million primarily reflecting sales increases in software and services for our unified assurance and analytics.
•Global Services segment revenue increased by $3.2 million, primarily reflecting a sales increase in our installation and deployment services, partially offset by a sales decrease in our consulting and network design services.

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

The following table reflects our geographic distribution of revenue, principally based on the relevant location for our delivery of products and performance of services. The table sets forth the changes in geographic distribution of revenue for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	February 1, 2025	January 27, 2024	%*
Americas	$795,632	$718,198	10.8%
%**	74.2%	69.2%
EMEA	157,916	207,413	(23.9)%
%**	14.7%	20.0%
APAC	118,712	112,098	5.9%
%**	11.1%	10.8%
Total	$1,072,260	$1,037,709	3.3%
_____________________________________
*    Denotes % change from fiscal 2024 to fiscal 2025
**     Denotes % of total revenue

Quarter ended February 1, 2025 as compared to the quarter ended January 27, 2024
•Americas revenue increased by $77.4 million, primarily driven by increased sales to communications service providers and cloud providers, partially offset by decreased sales to cable and multiservice operators, each primarily in the United States.
•EMEA revenue decreased by $49.5 million, primarily driven by decreased sales to cloud providers and to submarine network operators.
•APAC revenue increased by $6.6 million, primarily driven by increased sales to communications service providers in India.

Currency Fluctuations
During the first quarter of fiscal 2025, approximately 15.2% of our revenue was non-U.S. Dollar-denominated. During the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024, the U.S. Dollar primarily strengthened against other currencies. These currency fluctuations had an adverse effect on our revenue reported in U.S. Dollars of approximately $6.5 million, or 0.6%, as compared to the first quarter of fiscal 2024.

Cost of Goods Sold and Gross Profit

There are a number of important factors or conditions that can adversely affect or cause our gross profit as a percentage of product or service revenue, or “gross margin,” to fluctuate on a quarterly basis. For example, early stages of new network builds also often include an increased concentration of lower margin “common” equipment, photonic line systems, pluggable solutions, and installation services, with the intent to improve margin as we sell channel cards, advanced software, and maintenance services to customers as they add capacity. The component elements that comprise our product cost of goods sold and services cost of goods sold, and certain factors that can cause gross margin to fluctuate, are described in detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of our 2024 Annual Report.

The tables below set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	February 1, 2025	January 27, 2024	%*
Total revenue	$1,072,260	$1,037,709	3.3%
Total cost of goods sold	600,439	570,747	5.2%
Gross profit	$471,821	$466,962	1.0%
%**	44.0%	45.0%
_____________________________________
*    Denotes % change from fiscal 2024 to fiscal 2025
**     Denotes % of total revenue

Quarter ended February 1, 2025 as compared to the quarter ended January 27, 2024
•Gross profit increased by $4.9 million. Gross margin decreased by 100 basis points, primarily reflecting decreased product margin, partially offset by increased services margin.
•Gross profit on products decreased by $5.3 million from $369.3 million for the first quarter of fiscal 2024 to $364.0 million for the first quarter of fiscal 2025. Product gross margin decreased by 160 basis points, from 44.2% for the first quarter of fiscal 2024 to 42.6% for the first quarter of fiscal 2025, primarily due to product mix, partially offset by certain manufacturing efficiencies.
•Gross profit on services increased by $10.2 million from $97.7 million for the first quarter of fiscal 2024 to $107.8 million for the first quarter of fiscal 2025. Gross margin increased by 120 basis points, from 48.4% for the first quarter of fiscal 2024 to 49.6% for the first quarter of fiscal 2025, primarily due to efficiencies in delivering platform software related services.

Operating Expense
The component elements that comprise each of our operating expense categories in the table below are set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2024 Annual Report. The table below sets forth the changes in operating expense for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	February 1, 2025	January 27, 2024	%*
Research and development	$192,663	$187,269	2.9%
%**	18.0%	18.0%
Selling and marketing	136,504	128,158	6.5%
%**	12.7%	12.3%
General and administrative	53,902	54,683	(1.4)%
%**	5.0%	5.3%
Significant asset impairments and restructuring costs	1,544	4,971	(68.9)%
%**	0.1%	0.5%
Amortization of intangible assets	6,545	7,252	(9.7)%
%**	0.6%	0.7%
Total operating expenses	$391,158	$382,333	2.3%
%**	36.5%	36.8%
_____________________________________
*    Denotes % change from fiscal 2024 to fiscal 2025
**     Denotes % of total revenue

Quarter ended February 1, 2025 as compared to the quarter ended January 27, 2024
•Research and development expense increased by $5.4 million. Net of hedging, this increase primarily reflects increases in employee-related compensation costs partially offset by lower prototype expense.

•Selling and marketing expense increased by $8.3 million. Net of hedging, this increase primarily reflects increases in employee-related compensation costs primarily due to higher commission expense.
•General and administrative expense remained relatively unchanged.
•Significant asset impairments and restructuring costs decreased by $3.4 million, primarily due to a reduction in restructuring activities that we have taken with respect to our global workforce.
•Amortization of intangible assets remained relatively unchanged.

Currency Fluctuations
Approximately 47.5% of our operating expense was non-U.S. Dollar-denominated during the first quarter of fiscal 2025. During the first quarter of fiscal 2025, as compared to the first quarter of fiscal 2024, the U.S. Dollar primarily strengthened against other currencies. These currency fluctuations, net of hedging, had the effect of reducing our operating expense by approximately $5.5 million, or 1.4%, as compared to the first quarter of fiscal 2024.

Segment Profit (Loss)
Segment profit (loss) is determined based on internal performance measures used by our chief executive officer to assess the performance of each operating segment in a given period. In connection with that assessment, the chief executive officer excludes the following items: selling and marketing costs; general and administrative costs; significant asset impairments and restructuring costs; amortization of intangible assets; interest and other income, net; interest expense; loss on extinguishment and modification of debt; and provision for income taxes.
The table below sets forth the changes in our segment profit (loss) for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	February 1, 2025	January 27, 2024	%*
Segment profit (loss):
Networking Platforms	$167,079	$183,775	(9.1)%
Platform Software and Services	$63,125	$58,004	8.8%
Blue Planet Automation Software and Services	$4,576	$(7,069)	164.7%
Global Services	$44,378	$44,983	(1.3)%
_____________________________________
*    Denotes % change from fiscal 2024 to fiscal 2025

Quarter ended February 1, 2025 as compared to the quarter ended January 27, 2024
•Networking Platforms segment profit decreased by $16.7 million, primarily due to lower product margin as described above and higher research and development costs, partially offset by higher sales volume.
•Platform Software and Services segment profit increased by $5.1 million, primarily due to higher services sales volume and improved services margin as described above.
•Blue Planet Automation Software and Services segment profit increased by $11.6 million, primarily due to higher sales volume as described above, and improved margins on services.
•Global Services segment profit slightly decreased, primarily due to reduced margins on maintenance support and training partially offset by increased sales volume.

Other Items
The table below sets forth the changes in other items for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	February 1, 2025	January 27, 2024	%*
Interest and other income, net	$11,578	$10,650	8.7%
%**	1.1%	1.0%
Interest expense	$(22,918)	$(23,776)	(3.6)%
%**	2.1%	2.3%
Loss on extinguishment and modification of debt	$(729)	$—	100.0%
%**	(0.1)%	—%
Provision for income taxes	$24,022	$21,956	9.4%
%**	2.2%	2.1%
_____________________________________
*    Denotes % change from fiscal 2024 to fiscal 2025
**     Denotes % of total revenue

Quarter ended February 1, 2025 as compared to the quarter ended January 27, 2024
•Interest and other income, net increased primarily resulting from the impact of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity.
•Interest expense remained relatively unchanged. For more information on our short-term and long-term debt, see Note 11 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
•Loss on extinguishment and modification of debt reflects the refinance of our 2030 Term Loan. See Note 11 to our Condensed Consolidated Financial Statements in Item 1 of Part 1 of this report for more details.
•Provision for income taxes increased by $2.1 million, primarily due to income in jurisdictions with higher tax rates.

Liquidity and Capital Resources
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
Principal Sources of Liquidity. Our principal sources of liquidity on hand include our cash, cash equivalents, and investments, which, as of February 1, 2025, totaled $1.3 billion, as well as the unused portion of our senior secured revolving credit facility (the “Revolving Credit Facility”), to which we and certain of our subsidiaries are parties. The Revolving Credit Facility provides for a total commitment of $300.0 million with a maturity date of October 24, 2028. We principally use the Revolving Credit Facility to support the issuance of letters of credit that arise in the ordinary course of our business and for general corporate purposes. As of February 1, 2025, letters of credit totaling $58.3 million were issued under the Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility as of February 1, 2025.
Foreign Liquidity. The amount of cash, cash equivalents and short-term investments held by our foreign subsidiaries was $157.9 million as of February 1, 2025. Approximately $92.5 million of future cash generated from these foreign subsidiaries is expected to be repatriated, with any remaining amount continuing to be indefinitely reinvested. A deferred tax liability related to the expected repatriation amount was accrued in fiscal 2023. There are no other significant temporary differences related to our investment in the foreign subsidiaries for which a deferred tax liability has not been recognized.

Stock Repurchase Authorization. On October 2, 2024, we announced that our Board of Directors authorized a program to repurchase up to $1.0 billion of our common stock, which replaced in its entirety the previous stock repurchase program authorized in fiscal 2022. During the first three months of fiscal 2025, we repurchased $79.2 million of our common stock under the stock repurchase program, and $920.8 million remained under the current repurchase authorization as of February 1, 2025. The amount and timing of any further repurchases under our stock repurchase program are subject to a variety of factors including liquidity, cash flow, stock price, and general business and market conditions. The program may be modified, suspended, or discontinued at any time. See Note 14 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report as well as Item 2 of Part II of this report.

Cash Flows

The following table sets forth changes in our cash, cash equivalents and investments in marketable debt securities for the periods indicated (in thousands):

	February 1, 2025	November 2, 2024	Increase (Decrease)
Cash and cash equivalents	$874,749	$934,863	$(60,114)
Short-term investments in marketable debt securities	337,320	316,343	20,977
Long-term investments in marketable debt securities	105,035	80,920	24,115
Total cash, cash equivalents, and investments in marketable debt securities	$1,317,104	$1,332,126	$(15,022)

Cash, cash equivalents and investments decreased by $15.0 million during the first three months of fiscal 2025. Cash from operations generated $103.7 million which was partially offset by the following: (i) cash used for stock repurchases under our stock repurchase program of $81.2 million; (ii) cash used to fund our investing activities for capital expenditures totaling $26.9 million; and (iii) stock repurchases on vesting of our stock unit awards to employees relating to tax withholding of $25.5 million. In addition to cash provided by operating activities, proceeds from the issuance of equity under our employee stock purchase plan provided $17.1 million in cash during the three months ended February 1, 2025.

Cash Provided By Operating Activities
The following sections set forth the components of our $103.7 million of cash provided by operating activities during the first three months of fiscal 2025 as net income (adjusted for non-cash charges) of $111.7 million was partially offset by a net use of cash in operating assets and liabilities of $8.0 million.

Net income (adjusted for non-cash charges)
The following table sets forth our net income (adjusted for non-cash charges) during the period (in thousands):

Three Months Ended
February 1, 2025
Net income	$44,572
Adjustments for non-cash charges:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	24,679
Share-based compensation expense	40,806
Amortization of intangible assets	8,778
Deferred taxes	(17,085)
Provision for inventory excess and obsolescence	10,918
Provision for warranty	5,697
Other	(6,655)
Net income (adjusted for non-cash charges)	$111,710

Operating Assets and Liabilities

Operating asset and liability requirements increased by $8.0 million during the period. The following table sets forth the major components of the cash changes in operating assets and liabilities (in thousands):

Three Months Ended
February 1, 2025
Accounts receivable	$(33,454)
Inventories	(35,844)
Prepaid expenses and other	92,036
Accounts payable, accruals, and other obligations	(49,577)
Deferred revenue	20,311
Operating lease assets and liabilities, net	(1,459)
Total cash consumed in operating assets and liabilities	$(7,987)

As compared to the end of fiscal 2024, for the first three months of fiscal 2025:

•The change in accounts receivable primarily reflects the timing of cash collections from customers;
•The change in inventories primarily reflects increases in raw materials;
•The change in prepaid expenses and other primarily reflects reduced refundable cash advances to a third-party contract manufacturer and lower non-trade receivables;
•The change in accounts payable, accruals, and other obligations primarily reflects the timing of payments to suppliers, our annual cash incentive compensation plans and income taxes;
•The change in deferred revenue represents an increase in advanced payments received on multi-year maintenance contracts from customers prior to revenue recognition; and
•The change in operating lease assets and liabilities, net, represents cash paid for operating lease payments in excess of operating lease costs.

Our days sales outstanding (“DSOs”) increased from 88 for the first three months of fiscal 2024 to 90 for the first three months of fiscal 2025. The calculation of DSOs includes accounts receivables, net and contract assets for unbilled receivables, net included in prepaid expenses and other. Our inventory turns increased from 1.9 for the first three months of fiscal 2024 to 2.3 for the first three months of fiscal 2025.

Cash Paid for Interest, Net

The following table sets forth the cash paid for interest, net, during the period (in thousands):

Three Months Ended
February 1, 2025
2030 Term Loan terminated January 17, 2025(1)	$18,639
Refinanced 2030 Term Loan due October 28, 2030(2)	9
2030 Senior Notes due January 31, 2030(3)	8,000
Interest rate swaps(4)	(2,424)
Revolving Credit Facility(5)	466
Finance leases	869
Cash paid during period	$25,559

(1) The 2030 Term Loan bore interest at SOFR for the chosen borrowing period plus a spread of 2.00% subject to a minimum SOFR rate of 0.00%.

(2) Interest on the Refinanced 2030 Term Loan is payable periodically based on the interest period selected for borrowing. The Refinanced 2030 Term Loan bears interest at SOFR for the chosen borrowing period plus a spread of 1.75% subject to a minimum SOFR rate of 0.00%. At the end of the first quarter of fiscal 2025, the interest rate on the Refinanced 2030 Term Loan was 6.05%.
(3) The 2030 Notes bear interest at a rate of 4.00% per annum. Interest is payable on the 2030 Notes in arrears on January 31 and July 31 of each year.
(4) Our interest rate swaps fix the SOFR rate for $350.0 million of our Term Loan at 3.47% through January 2028 and another $350.0 million of our Term Loan at 2.968% through September 2025.
(5) During the first three months of fiscal 2025, we utilized the Revolving Credit Facility to issue certain standby letters of credit and paid nominal commitment fees, interest expense and other administrative charges primarily relating to the Revolving Credit Facility.
For additional information about our debt and interest rate swaps, see Notes 10 and 11 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Contractual Obligations
Our contractual obligations have not changed materially since November 2, 2024. For a summary of our contractual obligations, see Item 7 of Part II of the 2024 Annual Report.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed materially since November 2, 2024. For a discussion of our critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our 2024 Annual Report.

Effects of Recent Accounting Pronouncements

See Note 2 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for information relating to our discussion of the effects of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. For a discussion of quantitative and qualitative disclosures about market risk, see Item 7A of Part II of our 2024 Annual Report.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

    The information set forth under the heading “Commitments and Contingencies - Litigation” in Note 17 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report, is incorporated herein by reference.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. Before investing in our securities, you should consider carefully the information contained in this report and in our 2024 Annual Report, including the information under “Risk Factors” in Item 1A of Part I thereof. This report contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” above. Our actual results could differ materially from those contained in the forward-looking statements. Any of the risks discussed in our 2024 Annual Report, in this report, in other reports we file with the SEC, and other risks we have not anticipated or discussed, could have a material adverse impact on our business, financial condition, or results of operations. Except as set forth below, there has been no material change to the material factors that make an investment in our securities speculative or risky from those presented in our 2024 Annual Report.

Tariffs and other import measures imposed by the United States, or by other countries in response to such actions or threatened actions by the United States, may adversely affect our business, operations, and financial results.
In late January 2025, the U.S. government commenced a broad review of U.S. trade relations and began issuing numerous executive orders and other public policy statements imposing, or threatening to impose, tariffs on certain countries, materials, and industries, including semiconductors. In response, impacted countries have imposed or threatened various corresponding retaliatory tariffs. We rely on a global sourcing strategy and third-party contract manufacturers in markets outside of the United States to perform substantially all of our manufacturing. Moreover, revenue in the United States represented approximately 70% of our revenue in fiscal 2024. Significant changes to trade policy and the imposition of tariffs, or retaliatory responses thereto, could adversely impact our business, operations, and financial results, including by increasing our costs and making our products less competitive. The tariff policy environment has been and can be expected to continue to be dynamic. Tariff developments that would impact our business include, but are not limited to:
•Mexico and Canada tariffs. The U.S. government imposed 25% tariffs on imports from Canada and Mexico in March 2025, and thereafter announced that tariffs relating to products eligible for import under the United States-Mexico-Canada Agreement would be paused until April 2025. Products making up a significant portion of our revenue are manufactured in or distributed from Mexico, and we generally introduce new products and conduct related early volume manufacturing in Canada. Canada and Mexico have also announced responsive tariffs on certain exports of U.S. goods to those countries.
•Steel and aluminum tariffs. In March 2025, the U.S. government imposed 25% tariffs on imported steel and aluminum, including certain derivative goods that include certain of our products.
•China tariffs. In February 2025, the U.S. government imposed an additional 10% tariff, which was further increased to 20% in March 2025, on all imports from China, including components of finished products. These tariffs followed and were in addition to earlier action imposing 15% tariffs on imports from China in recent years. While we do not rely on third party manufacturing in China for our products, our supply chain includes certain China-based suppliers. China has retaliated against trade restrictions by raising tariffs, and imposing new tariffs, on certain exports of U.S. goods to China. China has also introduced blocking measures to restrict the ability of domestic companies to comply with U.S. trade restrictions, recently restricted the export of certain metals and prohibited the export of certain rare minerals from China to the United States.
•Reciprocal tariffs. The U.S. government has announced its intent to impose, beginning in April 2025, wide-ranging reciprocal tariffs to address trade deficits and perceived inconsistent economic treatment of importation between the United States and its trading partners. In addition to third-party manufacturing in Mexico and Canada, we also rely on third-party manufacturing operations in Thailand for a significant portion of our revenue. The imposition of new tariffs on imports from countries from which we source product inputs, or specifically targeting key materials or inputs into our products, could lead to higher costs and supply chain disruption.

We may take steps to attempt to mitigate the impact of tariffs on our business, including by making changes to our supply chain practices, sources of supply, or manufacturing locations or by passing the cost of tariffs to customers who take shipment of impacted products in the United States. These changes could lead to additional costs or capital investment and supply chain delays or disruption. Within the current trade policy environment, there can be no guarantee as to which of our products will be impacted by tariffs or eligible for exceptions under existing or future trade agreements. Moreover, there can be no assurance as to customer reaction to the current trade environment, the imposition of new tariffs, or any tariff mitigation steps we elect to take. Among other things, customers may elect to reduce spending generally, defer orders or delivery of existing orders, or elect to shift purchases to other vendors, each of which would adversely impact our financial results and competitive position with customers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

The following table provides a summary of repurchases of our common stock during the first quarter of fiscal 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
November 3, 2024 to November 30, 2024	364,164	$68.87	364,164	$974,920
December 1, 2024 to December 28, 2024	311,769	$80.44	311,769	$949,841
December 29, 2024 to February 1, 2025	341,037	$85.15	341,037	$920,802
	1,016,970	$77.88	1,016,970

(1) On October 2, 2024, we announced that our Board of Directors authorized a program to repurchase up to $1.0 billion of our common stock, which replaced in its entirety the previous stock repurchase program. The program may be modified, suspended, or discontinued at any time. During the first quarter of fiscal 2025, we repurchased $79.2 million of our common stock under the stock repurchase program, and we had $920.8 million remaining under the current repurchase authorization as of February 1, 2025. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Liquidity and Capital Resources – Stock Repurchase Authorization” in Item 2 of Part I of this report and Note 14 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for information regarding the stock repurchase program authorized by our Board of Directors.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Arrangements
The following table describes, for the first quarter of fiscal 2025, each trading arrangement for the sale or purchase of our securities adopted, terminated or for which the amount, pricing or timing provisions were modified by our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased or Sold
Joseph Cumello (Senior Vice President and General Manager of Blue Planet)	Adoption (January 14, 2025)	Rule 10b5-1 trading arrangement	Sales	Until December 31, 2026, or such earlier date upon which all transactions are completed or expire without execution	(1)
David M. Rothenstein (Senior Vice President, Chief Strategy Officer and Secretary)	Adoption (December 23, 2024)	Rule 10b5-1 trading arrangement	Sales	Until December 23, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 25,000 shares of common stock

(1)    The aggregate number of shares of common stock to be sold pursuant to Mr. Cumello’s arrangement is up to 100% of the net after-tax shares of common stock to be received as a result of the vesting of an aggregate of 23,496 restricted stock units on June 20, 2025, September 20, 2025, December 20, 2025, March 20, 2026, June 20, 2026, September 20, 2026, and

December 20, 2026. The actual number of net after-tax shares to be received will vary based on the market price of our common stock at the time of settlement.

Item 6. Exhibits

10.1
Form of Employee Restricted Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan (revised 2024) (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (Commission File No. 001-36250) filed with the Securities and Exchange Commission on December 20, 2024).*

10.2
Refinancing Amendment to Credit Agreement, dated January 17, 2025, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc., Ciena Communications International, LLC, Blue Planet Software, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36250) filed with the Securities and Exchange Commission on January 21, 2025).

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

Ciena Corporation
Date:	March 12, 2025	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	March 12, 2025	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)