Form 10-Q
period 2025-05-03
CIENA CORP
filed 2025-06-05
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 30, 2025
Common Stock, par value $0.01 per share	141,367,218

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended		Six Months Ended
	May 3,	April 27,	May 3,	April 27,
	2025	2024	2025	2024
Revenue:
Products	$898,581	$701,316	$1,753,366	$1,537,093
Services	227,297	209,510	444,772	411,442
Total revenue	1,125,878	910,826	2,198,138	1,948,535
Cost of goods sold:
Products	549,984	415,732	1,040,788	882,204
Services	123,056	106,433	232,691	210,708
Total cost of goods sold	673,040	522,165	1,273,479	1,092,912
Gross profit	452,838	388,661	924,659	855,623
Operating expenses:
Research and development	214,868	195,380	407,531	382,649
Selling and marketing	139,683	124,071	276,187	252,229
General and administrative	56,952	49,573	110,854	104,256
Significant asset impairments and restructuring costs	1,948	15,655	3,492	20,626
Amortization of intangible assets	6,545	7,947	13,090	15,199
Total operating expenses	419,996	392,626	811,154	774,959
Income (loss) from operations	32,842	(3,965)	113,505	80,664
Interest and other income, net	7,871	11,797	19,449	22,447
Interest expense	(21,697)	(23,861)	(44,615)	(47,637)
Loss on extinguishment and modification of debt	—	—	(729)	—
Income (loss) before income taxes	19,016	(16,029)	87,610	55,474
Provision for income taxes	10,047	820	34,069	22,776
Net income (loss)	$8,969	$(16,849)	$53,541	$32,698
Basic net income (loss) per common share	$0.06	$(0.12)	$0.38	$0.23
Diluted net income (loss) per potential common share	$0.06	$(0.12)	$0.37	$0.22
Weighted average basic common shares outstanding	142,503	144,914	142,704	145,104
Weighted average dilutive potential common shares outstanding	144,972	144,914	145,470	146,059

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Quarter Ended		Six Months Ended
	May 3,	April 27,	May 3,	April 27,
	2025	2024	2025	2024
Net income (loss)	$8,969	$(16,849)	$53,541	$32,698
Unrealized loss on available-for-sale securities, net of tax	(55)	(1,178)	(399)	(282)
Unrealized gain (loss) on foreign currency forward contracts, net of tax	11,170	(2,548)	6,685	4,608
Unrealized gain (loss) on interest rate swaps, net of tax	(8,835)	13,539	(6,882)	4,065
Change in cumulative translation adjustments	25,414	(6,676)	7,711	7,647
Other comprehensive income	27,694	3,137	7,115	16,038
Total comprehensive income (loss)	$36,663	$(13,712)	$60,656	$48,736

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	May 3, 2025	November 2, 2024
ASSETS
Current assets:
Cash and cash equivalents	$949,771	$934,863
Short-term investments	304,177	316,343
Accounts receivable, net of allowance for credit losses of $9.8 million and $9.9 million as of May 3, 2025 and November 2, 2024, respectively.	929,799	908,597
Inventories, net	874,326	820,430
Prepaid expenses and other	506,252	564,183
Total current assets	3,564,325	3,544,416
Long-term investments	92,121	80,920
Equipment, building, furniture and fixtures, net	349,349	337,722
Operating right-of-use assets	38,655	27,417
Goodwill	444,805	444,707
Other intangible assets, net	147,459	165,020
Deferred tax asset, net	863,571	886,441
Other long-term assets	159,081	154,694
Total assets	$5,659,366	$5,641,337
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$419,077	$423,401
Accrued liabilities and other short-term obligations	381,398	393,905
Deferred revenue	221,835	156,379
Operating lease liabilities	13,170	14,455
Current portion of long-term debt	11,580	11,700
Total current liabilities	1,047,060	999,840
Long-term deferred revenue	83,239	81,240
Other long-term obligations	188,809	185,938
Long-term operating lease liabilities	35,103	25,107
Long-term debt, net	1,528,776	1,533,074
Total liabilities	2,882,987	2,825,199
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 141,686,082 and 142,656,116 shares issued and outstanding	1,417	1,427
Additional paid-in capital	6,054,464	6,154,869
Accumulated other comprehensive loss	(39,596)	(46,711)
Accumulated deficit	(3,239,906)	(3,293,447)
Total stockholders’ equity	2,776,379	2,816,138
Total liabilities and stockholders’ equity	$5,659,366	$5,641,337

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended
	May 3,	April 27,
	2025	2024
Cash flows provided by operating activities:
Net income	$53,541	$32,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	49,771	46,016
Share-based compensation expense	88,767	78,075
Amortization of intangible assets	17,555	20,726
Deferred taxes	(10,470)	(8,946)
Provision for inventory excess and obsolescence	23,431	23,152
Provision for warranty	10,714	8,629
Other	(6,355)	11,509
Changes in assets and liabilities:
Accounts receivable	(20,857)	155,107
Inventories	(76,904)	5,346
Prepaid expenses and other	84,144	(37,441)
Operating lease right-of-use assets	5,580	6,111
Accounts payable, accruals and other obligations	(16,755)	(56,064)
Deferred revenue	66,493	48,641
Short- and long-term operating lease liabilities	(7,986)	(9,010)
Net cash provided by operating activities	260,669	324,549
Cash flows used in investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(55,622)	(33,500)
Purchases of investments	(159,102)	(171,131)
Proceeds from sales and maturities of investments	164,837	83,013
Settlement of foreign currency forward contracts, net	2,441	(828)
Purchase of equity investment	—	(16,256)
Net cash used in investing activities	(47,446)	(138,702)
Cash flows used in financing activities:
Proceeds from modification of debt, net	19,175	—
Cash paid for extinguishment of debt	(19,175)	—
Payment of long-term debt	(5,790)	(2,925)
Payment of debt issuance costs	(12)	(2,554)
Payment of finance lease obligations	(2,110)	(1,989)
Shares repurchased for tax withholdings on vesting of stock unit awards	(42,266)	(22,428)
Repurchases of common stock - repurchase program, net	(168,197)	(94,817)
Proceeds from issuance of common stock	17,132	16,876
Net cash used in financing activities	(201,243)	(107,837)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,937	2,659
Net increase in cash, cash equivalents and restricted cash	14,917	80,669
Cash, cash equivalents and restricted cash at beginning of period	935,026	1,010,786
Cash, cash equivalents and restricted cash at end of period	$949,943	$1,091,455
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net	$43,200	$45,782
Cash paid during the period for income taxes, net	$55,466	$29,193
Operating lease payments	$8,812	$9,964
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$12,545	$6,365
Repurchase of common stock in accrued liabilities from repurchase program, net	$2,023	$3,859
Operating right-of-use assets subject to lease liability	$16,351	$3,639
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at November 2, 2024	142,656,116	$1,427	$6,154,869	$(46,711)	$(3,293,447)	$2,816,138
Net income	—	—	—	—	53,541	53,541
Other comprehensive income	—	—	—	7,115	—	7,115
Repurchase of common stock - repurchase program, net	(2,242,455)	(22)	(164,026)	—	—	(164,048)
Issuance of shares from employee equity plans	1,827,185	18	17,114	—	—	17,132
Share-based compensation expense	—	—	88,767	—	—	88,767
Shares repurchased for tax withholdings on vesting of stock unit awards	(554,764)	(6)	(42,260)	—	—	(42,266)
Balance at May 3, 2025	141,686,082	$1,417	$6,054,464	$(39,596)	$(3,239,906)	$2,776,379

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at October 28, 2023	144,829,938	$1,448	$6,262,083	$(37,767)	$(3,377,403)	$2,848,361
Net income	—	—	—	—	32,698	32,698
Other comprehensive income	—	—	—	16,038	—	16,038
Repurchase of common stock - repurchase program, net	(1,816,529)	(18)	(89,346)	—	—	(89,364)
Issuance of shares from employee equity plans	1,667,555	17	16,859	—	—	16,876
Share-based compensation expense	—	—	78,075	—	—	78,075
Shares repurchased for tax withholdings on vesting of stock unit awards	(481,763)	(5)	(22,423)	—	—	(22,428)
Balance at April 27, 2024	144,199,201	$1,442	$6,245,248	$(21,729)	$(3,344,705)	$2,880,256

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
In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments that Ciena considers necessary for the fair statement of the results of operations of Ciena for the interim periods covered and of the financial position of Ciena at the date of the interim balance sheets. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The Condensed Consolidated Balance Sheet as of November 2, 2024 was derived from audited financial statements but does not include all disclosures required by GAAP. However, Ciena believes that the disclosures are adequate to understand the information presented herein. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with Ciena’s audited consolidated financial statements and the notes thereto included in Ciena’s Annual Report on Form 10-K for the fiscal year ended November 2, 2024 (the “2024 Annual Report”).
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

(3)REVENUE
Segment and Product Line Disaggregation of Revenue

Ciena’s disaggregated segment and product line revenue as presented below depicts the nature, amount, and timing of revenue and cash flows for similar groupings of Ciena’s various offerings. The sales cycle, contractual obligations, customer requirements, and go-to-market strategies may differ for each of its product categories, resulting in different economic risk profiles for each category. Ciena has the following operating segments for reporting purposes: (i) Networking Platforms; (ii) Platform Software and Services; (iii) Blue Planet Automation Software and Services; and (iv) Global Services. See Note 17 below.

The tables below set forth Ciena’s disaggregated revenue for the periods indicated (in thousands):

	Quarter Ended May 3, 2025
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Optical Networking	$773,592	$—	$—	$—	$773,592
Routing and Switching	92,723	—	—	—	92,723
Platform Software and Services	—	85,441	—	—	85,441
Blue Planet Automation Software and Services	—	—	27,951	—	27,951
Maintenance Support and Training	—	—	—	79,442	79,442
Installation and Deployment	—	—	—	58,174	58,174
Consulting and Network Design	—	—	—	8,555	8,555
Total revenue by product line	$866,315	$85,441	$27,951	$146,171	$1,125,878

Timing of revenue recognition:
Products and services at a point in time	$866,315	$22,048	$10,511	$7,844	$906,718
Services transferred over time	—	63,393	17,440	138,327	219,160
Total revenue by timing of revenue recognition	$866,315	$85,441	$27,951	$146,171	$1,125,878

	Quarter Ended April 27, 2024
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Optical Networking	$560,224	$—	$—	$—	$560,224
Routing and Switching	116,034	—	—	—	116,034
Platform Software and Services	—	85,445	—	—	85,445
Blue Planet Automation Software and Services	—	—	14,434	—	14,434
Maintenance Support and Training	—	—	—	77,410	77,410
Installation and Deployment	—	—	—	43,785	43,785
Consulting and Network Design	—	—	—	13,494	13,494
Total revenue by product line	$676,258	$85,445	$14,434	$134,689	$910,826

Timing of revenue recognition:
Products and services at a point in time	$676,258	$22,689	$2,848	$10,432	$712,227
Services transferred over time	—	62,756	11,586	124,257	198,599
Total revenue by timing of revenue recognition	$676,258	$85,445	$14,434	$134,689	$910,826

	Six Months Ended May 3, 2025
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Optical Networking	$1,501,566	$—	$—	$—	$1,501,566
Routing and Switching	185,892	—	—	—	185,892
Platform Software and Services	—	180,508	—	—	180,508
Blue Planet Automation Software and Services	—	—	53,982	—	53,982
Maintenance Support and Training	—	—	—	154,014	154,014
Installation and Deployment	—	—	—	105,857	105,857
Consulting and Network Design	—	—	—	16,319	16,319
Total revenue by product line	$1,687,458	$180,508	$53,982	$276,190	$2,198,138

Timing of revenue recognition:
Products and services at a point in time	$1,687,458	$50,979	$20,937	$13,977	$1,773,351
Services transferred over time	—	129,529	33,045	262,213	424,787
Total revenue by timing of revenue recognition	$1,687,458	$180,508	$53,982	$276,190	$2,198,138

	Six Months Ended April 27, 2024
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Optical Networking	$1,256,072	$—	$—	$—	$1,256,072
Routing and Switching	227,421	—	—	—	227,421
Platform Software and Services	—	175,190	—	—	175,190
Blue Planet Automation Software and Services	—	—	28,376	—	28,376
Maintenance Support and Training	—	—	—	151,525	151,525
Installation and Deployment	—	—	—	86,509	86,509
Consulting and Network Design	—	—	—	23,442	23,442
Total revenue by product line	$1,483,493	$175,190	$28,376	$261,476	$1,948,535

Timing of revenue recognition:
Products and services at a point in time	$1,483,493	$50,383	$3,916	$20,071	$1,557,863
Services transferred over time	—	124,807	24,460	241,405	390,672
Total revenue by timing of revenue recognition	$1,483,493	$175,190	$28,376	$261,476	$1,948,535

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

For additional information on Ciena’s revenue recognition policy, see Notes to Consolidated Financial Statements in Item 8 of Part II of the 2024 Annual Report.

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

For the periods indicated, Ciena’s geographic distribution of revenue was as follows (in thousands):

	Quarter Ended		Six Months Ended
	May 3,	April 27,	May 3,	April 27,
	2025	2024	2025	2024
Geographic distribution:
Americas	$833,822	$662,877	$1,629,454	$1,381,075
EMEA	191,585	155,791	349,501	363,203
APAC	100,471	92,158	219,183	204,257
Total revenue by geographic distribution	$1,125,878	$910,826	$2,198,138	$1,948,535

Ciena’s revenue includes $797.5 million and $618.8 million of U.S. revenue for the second quarter of fiscal 2025 and 2024, respectively. For the six months ended May 3, 2025 and April 27, 2024, U.S. revenue was $1.6 billion and $1.3 billion, respectively. No other country accounted for 10% or more of total revenue for the periods indicated in the above table.

Ciena’s revenue includes $151.3 million and $320.2 million from a cloud provider for the second quarter and six months ended May 3, 2025, respectively, and such customer did not account for 10% or more of total revenue for the second quarter or six months ended April 27, 2024. Revenue also includes $117.4 million and $228.4 million from AT&T for the second quarter and six months ended May 3, 2025, respectively, and $125.5 million and $211.7 million for the second quarter and six months ended April 27, 2024, respectively. These customers purchased products from the Networking Platforms, Platform Software and Services, and Global Services operating segments for the periods presented. No other customer accounted for 10% or more of total revenue for the periods presented.

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities (deferred revenue) from contracts with customers as of the dates indicated (in thousands):

	Balance at May 3, 2025	Balance at November 2, 2024
Accounts receivable, net	$929,799	$908,597
Contract assets for unbilled accounts receivable, net	$151,769	$127,919
Deferred revenue	$305,074	$237,619

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

Contract liabilities consist of deferred revenue and represent advanced payments against non-cancelable customer orders received prior to revenue recognition. Ciena recognized approximately $111.3 million and $105.3 million of revenue during the first six months of fiscal 2025 and 2024, respectively, that was included in the deferred revenue balance as of November 2, 2024 and October 28, 2023, respectively. Revenue recognized due to changes in transaction price from performance obligations satisfied or partially satisfied in previous periods was immaterial during the six months ended May 3, 2025 and April 27, 2024.

As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	May 3, 2025	November 2, 2024
Products	$31,651	$19,017
Services	273,423	218,602
Total deferred revenue	305,074	237,619
Less current portion	(221,835)	(156,379)
Long-term deferred revenue	$83,239	$81,240

Capitalized Contract Acquisition Costs

Capitalized contract acquisition costs consist of deferred sales commissions and were $29.3 million and $28.4 million as of May 3, 2025 and November 2, 2024, respectively. Capitalized contract acquisition costs were included in (i) prepaid expenses and other, and (ii) other long-term assets. The amortization expense associated with these costs was $16.7 million and $14.9 million during the first six months of fiscal 2025 and 2024, respectively, and was included in selling and marketing expense on the Condensed Consolidated Statements of Operations.

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) are comprised of non-cancelable customer purchase orders for products and services that are awaiting transfer of control for revenue recognition under the applicable contract terms. As of May 3, 2025, the aggregate amount of RPO was $1.7 billion. As of May 3, 2025, Ciena expects approximately 79% of the RPO balance to be recognized as revenue within the next 12 months.

(4)SIGNIFICANT ASSET IMPAIRMENT AND RESTRUCTURING COSTS

Restructuring Costs

Ciena has undertaken a number of restructuring activities intended to reduce expense and to align its workforce and costs with market opportunities, product development, and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in accrued liabilities and other short-term obligations on the Condensed Consolidated Balance Sheets for the six months ended May 3, 2025 (in thousands):

	Workforce reduction	Other restructuring activities		Total
Balance at November 2, 2024	$1,927	$—		$1,927
Charges	1,589	1,903	(1)	3,492
Cash payments	(2,840)	(1,903)		(4,743)
Balance at May 3, 2025	$676	$—		$676
Current restructuring liabilities	$676	$—		$676

(1) Primarily represents costs related to restructured real estate facilities.

The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in accrued liabilities and other short-term obligations on the Condensed Consolidated Balance Sheets for the six months ended April 27, 2024 (in thousands):

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

(5)INTEREST AND OTHER INCOME, NET
The components of interest and other income, net, are as follows for the periods indicated (in thousands):

	Quarter Ended		Six Months Ended
	May 3,	April 27,	May 3,	April 27,
	2025	2024	2025	2024
Interest income	$13,435	$15,255	$27,145	$30,433
Gains (losses) on non-hedge designated foreign currency forward contracts(1)	536	(1,114)	(2,337)	1,998
Foreign currency exchange losses(2)	(4,243)	(411)	(3,003)	(9,604)
Other	(1,857)	(1,933)	(2,356)	(380)
Interest and other income, net	$7,871	$11,797	$19,449	$22,447

(1) Ciena has forward contracts in place to hedge its foreign exchange exposure in order to reduce the variability in various currencies of certain balance sheet items. These forwards are not designated as hedges for accounting purposes, and any net gain or loss associated with these derivatives is reported in interest and other income, net, on the Condensed Consolidated Statements of Operations.
(2) Ciena Corporation, as the U.S. parent entity, uses the U.S. Dollar as its functional currency; however, some of its foreign branch offices and subsidiaries use local currencies as their functional currencies. The related remeasurement adjustments were recorded in interest and other income, net, on the Condensed Consolidated Statements of Operations.

(6)INCOME TAXES

The effective tax rate for the second quarter of fiscal 2025 was higher than the effective tax rate for the second quarter of fiscal 2024, primarily due to a change in valuation allowance and interest expense related to previously recorded uncertain tax positions.

The effective tax rate for the first six months of fiscal 2025 was lower than the effective tax rate for the first six months of fiscal 2024, primarily due to an income tax benefit for share-based compensation expense.

For the six months ended May 3, 2025, the impact of the 15% global minimum tax, referred to as Pillar Two, was not material to the consolidated financial statements.

(7)CASH EQUIVALENT, SHORT-TERM AND LONG-TERM INVESTMENTS

As of the dates indicated, investments classified as available-for-sale are comprised of the following (in thousands):

	May 3, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$272,552	$500	$(28)	$273,024
Corporate debt securities	122,049	130	(58)	122,121
Time deposits	125,479	1	(2)	125,478
	$520,080	$631	$(88)	$520,623

Included in cash equivalents	$124,325	$—	$—	$124,325
Included in short-term investments	303,798	412	(33)	304,177
Included in long-term investments	91,957	219	(55)	92,121
	$520,080	$631	$(88)	$520,623

	November 2, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$285,492	$751	$(62)	$286,181
Corporate debt securities	111,103	137	(97)	111,143
Time deposits	92,803	4	(3)	92,804
	$489,398	$892	$(162)	$490,128

Included in cash equivalents	$92,865	$—	$—	$92,865
Included in short-term investments	315,654	734	(45)	316,343
Included in long-term investments	80,879	158	(117)	80,920
	$489,398	$892	$(162)	$490,128

The following table summarizes the final legal maturities of debt investments as of May 3, 2025 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$428,123	$428,502
Due in 1-2 years	91,957	92,121
	$520,080	$520,623

(8)FAIR VALUE MEASUREMENTS

    As of the dates indicated, the following tables summarize the assets and liabilities that are recorded at fair value on a recurring basis (in thousands):

	May 3, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$584,853	$—	$—	$584,853
Bond mutual fund	115,236	—	—	115,236
Time deposits	125,478	—	—	125,478
Deferred compensation plan assets	18,003	—	—	18,003
U.S. government obligations	—	273,024	—	273,024
Corporate debt securities	—	122,121	—	122,121
Foreign currency forward contracts	—	8,165	—	8,165
Interest rate swaps	—	2,421	—	2,421
Total assets measured at fair value	$843,570	$405,731	$—	$1,249,301

Liabilities:
Foreign currency forward contracts	$—	$5,054	$—	$5,054
Interest rate swaps	—	44	—	44
Total liabilities measured at fair value	$—	$5,098	$—	$5,098

	November 2, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$636,097	$—	$—	$636,097
Bond mutual fund	112,703	—	—	112,703
Time deposits	92,804	—	—	92,804
Deferred compensation plan assets	16,519	—	—	16,519
U.S. government obligations	—	286,181	—	286,181
Corporate debt securities	—	111,143	—	111,143
Foreign currency forward contracts	—	2,149	—	2,149
Interest rate swaps	—	11,777	—	11,777
Total assets measured at fair value	$858,123	$411,250	$—	$1,269,373

Liabilities:
Foreign currency forward contracts	$—	$9,155	$—	$9,155
Total liabilities measured at fair value	$—	$9,155	$—	$9,155

As of the dates indicated, the assets and liabilities above are presented on Ciena’s Condensed Consolidated Balance Sheets as follows (in thousands):

	May 3, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$822,388	$2,026	$—	$824,414
Short-term investments	3,179	300,998	—	304,177
Prepaid expenses and other	—	8,165	—	8,165
Long-term investments	—	92,121	—	92,121
Other long-term assets	18,003	2,421	—	20,424
Total assets measured at fair value	$843,570	$405,731	$—	$1,249,301

Liabilities:
Accrued liabilities and other short-term obligations	$—	$5,054	$—	$5,054
Other long-term obligations	—	44	—	44
Total liabilities measured at fair value	$—	$5,098	$—	$5,098

	November 2, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$832,239	$9,426	$—	$841,665
Short-term investments	9,365	306,978	—	316,343
Prepaid expenses and other	—	2,149	—	2,149
Long-term investments	—	80,920	—	80,920
Other long-term assets	16,519	11,777	—	28,296
Total assets measured at fair value	$858,123	$411,250	$—	$1,269,373

Liabilities:
Accrued liabilities and other short-term obligations	$—	$9,155	$—	$9,155
Total liabilities measured at fair value	$—	$9,155	$—	$9,155

Ciena did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

(9) INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	May 3, 2025	November 2, 2024
Raw materials	$646,991	$542,785
Work-in-process	35,317	32,219
Finished goods	273,376	324,697
Deferred cost of goods sold	36,663	27,902
Gross inventories	992,347	927,603
Reserve for inventory excess and obsolescence	(118,021)	(107,173)
Inventories, net	$874,326	$820,430

During the first six months of fiscal 2025, Ciena recorded a provision for inventory excess and obsolescence of $23.4 million, primarily related to a decrease in the forecasted demand for certain Networking Platforms products. Deductions from the reserve for excess and obsolete inventory relate primarily to sales and disposal activities.

(10) DERIVATIVE INSTRUMENTS

Foreign Currency Derivatives

Ciena conducts business globally in many currencies, and thus is exposed to foreign currency exchange rate changes. To limit this exposure, Ciena enters into foreign currency contracts. Ciena does not enter into such contracts for speculative purposes.

As of May 3, 2025 and November 2, 2024, Ciena had forward contracts to hedge its foreign exchange exposure in order to reduce variability in certain currencies for expenses principally related to research and development activities. The notional amount of these contracts was approximately $349.2 million and $257.0 million as of May 3, 2025 and November 2, 2024, respectively. These foreign exchange contracts have maturities of 24 months or less and have been designated as cash flow hedges.

As of May 3, 2025 and November 2, 2024, Ciena had forward contracts designated as net investment hedges to minimize the effect of foreign exchange rate movements on its net investments in foreign operations. The notional amount of these contracts was approximately $65.1 million and $65.4 million as of May 3, 2025 and November 2, 2024, respectively. These foreign exchange contracts have maturities of 36 months or less and have been designated as net investment hedges.

As of May 3, 2025 and November 2, 2024, Ciena had forward contracts in place to hedge its foreign exchange exposure in order to reduce the variability in various currencies of certain balance sheet items. The notional amount of these contracts was approximately $140.9 million and $201.2 million as of May 3, 2025 and November 2, 2024, respectively. These foreign exchange contracts have maturities of 12 months or less and have not been designated as hedges for accounting purposes.

Interest Rate Derivatives

Ciena is exposed to floating rates of interest on its term loan borrowings (see Note 12 below) and has hedged such risk by entering into floating-to-fixed interest rate swap arrangements (“interest rate swaps”).

In April 2022, Ciena entered into forward starting interest rate swaps to fix the Secured Overnight Financing Rate (“SOFR”) for the first $350.0 million of its floating rate debt at 2.968% from September 2023 through September 2025 (“2025 interest rate swaps”). The total notional amount of the 2025 interest rate swaps was $350.0 million as of May 3, 2025 and November 2, 2024.

In January 2023, Ciena entered into interest rate swaps to fix SOFR for an additional $350.0 million of its floating rate debt at 3.47% through January 2028. The total notional amount of these interest rate swaps was $350.0 million as of May 3, 2025 and November 2, 2024.

In December 2023, Ciena entered into forward starting interest rate swaps to fix SOFR for an additional $350.0 million of its floating rate debt at 3.287% from September 2025 through December 2028 (“2028 forward starting interest rate swaps”). The total notional amount of the 2028 forward starting interest rate swaps effective September 2025 was $350.0 million as of May 3, 2025 and November 2, 2024.

Ciena expects the variable rate payments to be received under the terms of these interest rate swaps to offset exactly the forecasted variable rate payments on the equivalent notional amount of the Refinanced 2030 Term Loan (as defined in Note 12 below). These derivative contracts have been designated as cash flow hedges.

Other information regarding Ciena’s derivatives is immaterial for separate financial statement presentation. See Note 5 and Note 8 above.

(11) LEASES

Operating leases included on the Condensed Consolidated Balance Sheets for the fiscal periods indicated were as follows (in thousands):

	Classification	Balance at May 3, 2025	Balance at November 2, 2024
Operating leases:
Operating ROU Assets	Operating right-of-use assets	$38,655	$27,417
Operating lease liabilities	Operating lease liabilities and Long-term operating lease liabilities	$48,273	$39,562

Ciena added two new 10-year operating leases to its portfolio in the second quarter of fiscal 2025. The addition of these two operating leases increased both operating right-of-use (“ROU”) assets and lease liabilities for fiscal 2025.

(12) SHORT-TERM AND LONG-TERM DEBT

Outstanding Term Loan Payable

Refinanced 2030 Term Loan

Pursuant to a Credit Agreement, dated July 15, 2014, as amended (the “Credit Agreement”), by and among Ciena Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent (the “Administrative Agent”), Ciena maintained a senior secured term loan with an outstanding aggregate principal amount, as of January 17, 2025, of approximately $1.16 billion and maturing on October 24, 2030 (the “2030 Term Loan”).

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

•except as described above or otherwise set forth in the Amendment, have substantially identical terms as the 2030 Term Loan.

Except as amended by the Amendment, the remaining terms of the Credit Agreement remain in full force and effect.

The net carrying value of the Ciena’s term loans were comprised of the following as of the date indicated (in thousands):

	May 3, 2025				November 2, 2024
	Principal Balance	Unamortized Discount	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
Refinanced 2030 Term Loan	$1,152,510	$(3,921)	$(5,006)	$1,143,583	$—
2030 Term Loan	$—	$—	$—	$—	$1,148,347

Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the term loans. The amortization of deferred debt issuance costs for the term loans is included in interest expense and was approximately $0.5 million during both the first six months of fiscal 2025 and fiscal 2024.

As of May 3, 2025, the estimated fair value of the Refinanced 2030 Term Loan was $1.14 billion. Ciena’s term loan is categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its term loan using a market approach based on observable inputs, such as current market transactions involving comparable securities.

Outstanding Senior Notes Payable

2030 Notes

On January 18, 2022, Ciena entered into an indenture among Ciena, as issuer, certain domestic subsidiaries of Ciena, as guarantors, and U.S. Bank National Association, as trustee, pursuant to which Ciena issued $400.0 million in aggregate principal amount of 4.00% fixed-rate senior notes due 2030 (the “2030 Notes”).

The net carrying value of the 2030 Notes was comprised of the following as of the dates indicated (in thousands):

	May 3, 2025			November 2, 2024
	Principal Balance	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
2030 Notes	$400,000	$(3,227)	$396,773	$396,427

Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the 2030 Notes. The amortization of deferred debt issuance costs for the 2030 Notes is included in interest expense and was approximately $0.3 million during both the first six months of fiscal 2025 and fiscal 2024.

As of May 3, 2025, the estimated fair value of the 2030 Notes was $370.0 million. The 2030 Notes are categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its 2030 Notes using a market approach based on observable inputs, such as current market transactions involving comparable securities.

(13)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (“AOCI”), net of tax, for the six months ended May 3, 2025 (in thousands):

	Unrealized Gain (Loss) on
	Available-for-sale Securities	Foreign Currency Forward Contracts	Interest Rate Swaps	Cumulative Translation Adjustment	Total
Balance at November 2, 2024	$798	$(4,880)	$8,668	$(51,297)	$(46,711)
Other comprehensive gain (loss) before reclassifications	(399)	3,247	(2,548)	7,711	8,011
Amounts reclassified from AOCI	—	3,438	(4,334)	—	(896)
Balance at May 3, 2025	$399	$1,805	$1,786	$(43,586)	$(39,596)

The following table summarizes the changes in AOCI, net of tax, for the six months ended April 27, 2024 (in thousands):

	Unrealized Gain (Loss) on
	Available-for-sale Securities	Foreign Currency Forward Contracts	Interest Rate Swaps	Cumulative Translation Adjustment	Total
Balance at October 28, 2023	$(372)	$(8,156)	$18,962	$(48,201)	$(37,767)
Other comprehensive gain (loss) before reclassifications	(282)	2,812	11,681	7,647	21,858
Amounts reclassified from AOCI	—	1,796	(7,616)	—	(5,820)
Balance at April 27, 2024	$(654)	$(3,548)	$23,027	$(40,554)	$(21,729)

All amounts reclassified from AOCI related to settlements on foreign currency forward contracts designated as cash flow hedges, impacted research and development expense on the Condensed Consolidated Statements of Operations. All amounts reclassified from AOCI related to settlements on interest rate swaps designated as cash flow hedges, impacted interest and other income, net, on the Condensed Consolidated Statements of Operations.

(14) EARNINGS (LOSS) PER SHARE CALCULATION

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
The following table presents the calculation of Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	May 3,	April 27,	May 3,	April 27,
	2025	2024	2025	2024
Net income (loss)	$8,969	$(16,849)	$53,541	$32,698
Basic weighted average shares outstanding	142,503	144,914	142,704	145,104
Effect of dilutive potential common shares	2,469	—	2,766	955
Diluted weighted average shares	144,972	144,914	145,470	146,059
Basic EPS	$0.06	$(0.12)	$0.38	$0.23
Diluted EPS	$0.06	$(0.12)	$0.37	$0.22
Antidilutive employee share-based awards, excluded	1,630	2,030	1,310	1,584

(15) STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On October 2, 2024, Ciena announced that its Board of Directors authorized a three-year program to repurchase up to $1.0 billion of its common stock, commencing in fiscal 2025 and continuing through the end of fiscal 2027.

During the first six months of fiscal 2025, Ciena repurchased approximately 2.2 million shares of its common stock for an aggregate purchase price of approximately $163.5 million, which equates to an average price of $72.89 per share. As of May 3, 2025, Ciena has an aggregate of $836.5 million authorized and remaining under its stock repurchase program. Ciena is required to allocate the purchase price for the shares of Ciena’s stock repurchased as a reduction of common stock and additional paid-in capital.

Stock Repurchases Related to Stock Unit Award Tax Withholdings
Ciena repurchases shares of its common stock to satisfy employee tax withholding obligations due on vesting of stock unit awards. The related purchase price of $42.3 million for the shares of Ciena’s stock repurchased during the first six months of fiscal 2025 is reflected as a reduction to stockholders’ equity. Ciena is required to allocate the purchase price of the repurchased shares as a reduction of common stock and additional paid-in capital.

(16) SHARE-BASED COMPENSATION EXPENSE

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended		Six Months Ended
	May 3,	April 27,	May 3,	April 27,
	2025	2024	2025	2024
Products	$2,033	$1,760	$3,783	$3,078
Services	3,980	3,344	7,385	6,364
Share-based compensation expense included in cost of goods sold	6,013	5,104	11,168	9,442
Research and development	17,021	14,066	31,258	26,946
Selling and marketing	13,649	11,166	25,246	21,471
General and administrative	11,341	9,875	21,168	19,954
Share-based compensation expense included in operating expense	42,011	35,107	77,672	68,371
Share-based compensation expense capitalized in inventory, net	(64)	37	(73)	262
Total share-based compensation expense	$47,960	$40,248	$88,767	$78,075

As of May 3, 2025, total unrecognized share-based compensation expense was approximately $312.0 million, which relates to unvested stock unit awards and is expected to be recognized over a weighted-average period of 1.4 years.

(17) SEGMENTS AND ENTITY-WIDE DISCLOSURES
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
The table below sets forth Ciena’s segment profit (loss) and the reconciliation to net income (loss) for the periods presented (in thousands):

	Quarter Ended		Six Months Ended
	May 3,	April 27,	May 3,	April 27,
	2025	2024	2025	2024
Segment profit (loss):
Networking Platforms	$133,712	$96,566	$300,791	$280,341
Platform Software and Services	50,423	54,037	113,548	112,041
Blue Planet Automation Software and Services	4,291	(7,763)	8,867	(14,832)
Global Services	49,544	50,441	93,922	95,424
Total segment profit	237,970	193,281	517,128	472,974
Less: Non-performance operating expenses
Selling and marketing	139,683	124,071	276,187	252,229
General and administrative	56,952	49,573	110,854	104,256
Significant asset impairments and restructuring costs	1,948	15,655	3,492	20,626
Amortization of intangible assets	6,545	7,947	13,090	15,199
Add: Other non-performance financial items
Interest and other income, net	7,871	11,797	19,449	22,447
Interest expense	(21,697)	(23,861)	(44,615)	(47,637)
Loss on extinguishment and modification of debt	—	—	(729)	—
Less: Provision for income taxes	10,047	820	34,069	22,776
Net income (loss)	$8,969	$(16,849)	$53,541	$32,698

Entity-Wide Reporting
Ciena's long-lived assets, including equipment, building, furniture and fixtures, operating ROU assets, finite-lived intangible assets, and maintenance spares, are not reviewed by Ciena's chief operating decision maker for purposes of evaluating performance and allocating resources. As of May 3, 2025, equipment, building, furniture and fixtures, net, totaled $349.3 million, and operating ROU assets totaled $38.7 million both of which support asset groups within Ciena’s four operating segments and unallocated selling and general and administrative activities. As of May 3, 2025, finite-lived intangible assets, goodwill, and maintenance spares are assigned to asset groups within the following segments (in thousands):

	May 3, 2025
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Other intangible assets, net	$144,673	—	2,786	—	$147,459
Goodwill	$199,565	156,191	89,049	—	$444,805
Maintenance spares, net	$—	—	—	88,507	$88,507

The following table represents Ciena’s geographic distribution of equipment, building, furniture and fixtures, net and operating ROU assets, specifically identifying any country that accounts for at least 10% of the total of these assets. Assets attributable to geographic regions not identified are reflected as “Other International.” For the periods indicated, Ciena’s geographic distribution of equipment, building, furniture and fixtures, net, and operating ROU assets was as follows (in thousands):

	May 3, 2025	November 2, 2024
Canada	$296,820	$283,760
United States	45,447	49,195
Other International	45,737	32,184
Total	$388,004	$365,139

(18) COMMITMENTS AND CONTINGENCIES

Tax Contingencies
Ciena is subject to various tax contingencies arising in the ordinary course of business. Ciena does not expect that the ultimate settlement of these contingencies will have a material effect on its financial position or cash flows.

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
Purchase Obligations
Ciena has certain advanced commitments for supply of certain long lead time components. As of May 3, 2025, Ciena had $1.8 billion in outstanding purchase commitments to contract manufacturers and component suppliers for inventory. In certain instances, Ciena is permitted to cancel, reschedule or adjust these commitments. Consequently, only a portion of this amount relates to firm, non-cancelable and unconditional obligations.
(19) SUBSEQUENT EVENTS

Stock Repurchase Program

From the end of the second quarter of fiscal 2025 through May 30, 2025, Ciena repurchased 318,958 shares of its common stock for an aggregate purchase price of $25.1 million at an average price of $78.63 per share, inclusive of repurchases pending settlement under its current stock repurchase program. As of May 30, 2025, Ciena has an aggregate of $811.5 million of authorized funds remaining under this repurchase program.

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

For a discussion identifying some of the important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this report. For a more complete understanding of the risks associated with an investment in our securities, you should review these factors and the rest of this report in combination with the more detailed description of our business and management’s discussion and analysis of financial condition and risk factors described in our Annual Report on Form 10-K for the fiscal year ended November 2, 2024, which we filed with the Securities and Exchange Commission (the “SEC”) on December 20, 2024 (our “2024 Annual Report”). However, we operate in a very competitive and dynamic environment and new risks and uncertainties emerge, are identified, or become apparent from time to time, and therefore may not be identified in this report. We cannot predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. You should be aware that the forward-looking statements contained in this report are based on our current views and assumptions. We undertake no obligation to revise or to update any forward-looking statements made in this report to reflect events or circumstances after the date hereof or to reflect new information or the occurrence of unanticipated events, except as required by law. The forward-looking statements in this report are intended to be subject to protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Unless the context requires otherwise, references in this report to “Ciena,” the “Company,” “we,” “us,” and “our” refer to Ciena Corporation and its consolidated subsidiaries.

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide an understanding of our financial condition, results of operations, and cash flows, and it should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes thereto included in Item 1 of Part I of this report and in Item 8 of Part II of our 2024 Annual Report.

We are a network technology company, providing hardware, software, and services to a wide range of network operators and enabling enhanced network capacity, service delivery, and automation. Our solutions support network traffic across a wide range of applications, including cloud, video, data, artificial intelligence (“AI”), and voice. Our network solutions are used globally by communications service providers, cable and multiservice operators, cloud providers, submarine network operators, governments, and enterprises across multiple industry verticals. Our portfolio is designed to enable the Adaptive Network™, which is our vision for a network end state that leverages a programmable and scalable network infrastructure, driven by software control and automation capabilities, that is informed by network analytics and intelligence. Our solutions include Networking Platforms, including our Optical Networking portfolio and our Routing and Switching portfolio, which can be applied from the network core to end-user access points, and which allow network operators to scale capacity, to increase transmission speeds, to allocate traffic efficiently, and to adapt dynamically to changing end-user service demands. To complement our Networking Platforms, we offer Platform Software, which includes our Navigator Network Control Software (NCS) and advanced applications that deliver multi-layer domain control and operations for network operators. Through our Blue Planet Automation Software, we also enable complete service lifecycle management automation with productized operational support systems, including inventory, orchestration and assurance solutions that help our customers to achieve closed loop automation across multi-vendor and multi-domain environments.

Market Opportunity and Investment in Technology Innovation

The market into which we sell our communications networking solutions is dynamic and is characterized by a high rate of change, including rapid growth in bandwidth demand and network traffic, the proliferation of cloud-based services, and new approaches, or “consumption models,” for designing and procuring networking solutions. Drivers of increased bandwidth demand include enterprise and consumer cloud network adoption, AI, 5G, high-definition video, and network operator focus on resilience and automation. To address these growing service demands and manage network cost, many network operators are looking to adopt next-generation infrastructures that are more programmable and better capable of leveraging data for network insight, analytics and automation.

We believe that our investment capacity and our efforts to push the pace of innovation are important competitive differentiators in our markets. Keeping pace with the market’s demand for technology innovation requires considerable research and development investment capacity and expenditures, and research and development spending represented 18.5% of our revenue in the first half of fiscal 2025. During the first half of fiscal 2025, we invested $407.5 million in research and development activities, an increase of 6.5% compared to the first half of fiscal 2024. In particular, in an effort to capture certain market opportunities created by the impact of AI on networks, we have continued to innovate, increase the performance of, and enhance the capabilities for our leading WaveLogicTM coherent modem technology in multiple form factors. Through this innovation, we seek to extend our leadership in our core business and leverage this to expand our addressable market into complementary and adjacent network applications, including inside and around the data center.

Business Momentum

During the second quarter of fiscal 2025, we continued to experience broad-based business momentum, with orders for our products and services exceeding our revenue, resulting in increased backlog. We experienced year-over-year order growth in our major customer segments, particularly with large communications service provider customers and cloud provider customers, with one cloud provider customer continuing to provide a significant volume of orders. As a result, our revenue increased by 23.6% to $1.1 billion in the second quarter of fiscal 2025 as compared to $910.8 million in the second quarter of fiscal 2024. Three of our top five customers by revenue for the second quarter of fiscal 2025 were cloud providers. Although our business remains subject to quarterly fluctuations due to customer purchasing patterns and supply chain dynamics, we continue to believe that certain trends and shifts in business and consumer behaviors and the drivers of bandwidth demand described above under the heading “Overview - Market Opportunity and Investment in Technology Innovation” in this Item 2 represent long-term opportunities for our business.

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

Revenue

Our revenue increased by 23.6%, or $215.1 million in the second quarter of fiscal 2025 as compared to the second quarter of fiscal 2024, and 12.8%, or $249.6 million in the first six months of fiscal 2025 as compared to the first six months of fiscal 2024.

Operating Segment Revenue

The table below sets forth the changes in our operating segment revenue for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Six Months Ended
	May 3, 2025	April 27, 2024	%*	May 3, 2025	April 27, 2024	%*
Revenue:
Networking Platforms
Optical Networking	$773,592	$560,224	38.1%	$1,501,566	$1,256,072	19.5%
%**	68.7%	61.5%		68.3%	64.4%
Routing and Switching	92,723	116,034	(20.1)%	185,892	227,421	(18.3)%
%**	8.2%	12.7%		8.5%	11.7%
Total Networking Platforms	866,315	676,258	28.1%	1,687,458	1,483,493	13.7%
%**	76.9%	74.2%		76.8%	76.1%

Platform Software and Services	85,441	85,445	—%	180,508	175,190	3.0%
%**	7.5%	9.4%		8.2%	9.0%

Blue Planet Automation Software and Services	27,951	14,434	93.6%	53,982	28,376	90.2%
%**	2.5%	1.6%		2.5%	1.5%

Global Services
Maintenance Support and Training	79,442	77,410	2.6%	154,014	151,525	1.6%
%**	7.1%	8.5%		7.0%	7.8%
Installation and Deployment	58,174	43,785	32.9%	105,857	86,509	22.4%
%**	5.2%	4.8%		4.8%	4.4%
Consulting and Network Design	8,555	13,494	(36.6)%	16,319	23,442	(30.4)%
%**	0.8%	1.5%		0.7%	1.2%
Total Global Services	146,171	134,689	8.5%	276,190	261,476	5.6%
%**	13.1%	14.8%		12.5%	13.4%

Total revenue	$1,125,878	$910,826	23.6%	$2,198,138	$1,948,535	12.8%
_____________________________
*    Denotes % change from fiscal 2024 to fiscal 2025
**     Denotes % of total revenue

Quarter ended May 3, 2025 as compared to the quarter ended April 27, 2024
•Networking Platforms segment revenue increased by $190.1 million.
•Optical Networking products revenue increased by $213.4 million, primarily driven by increases in sales of our 6500 Reconfigurable Line Systems (“RLS”), our Waveserver® system, and our coherent pluggables, each primarily to cloud provider customers, and our 6500 Packet-Optical Platform primarily to communications service providers.
•Routing and Switching products revenue decreased by $23.3 million, primarily driven by decreases in sales of our 3000 and 5000 series of service delivery and aggregation platforms.
•Platform Software and Services segment revenue remained relatively unchanged.
•Blue Planet Automation Software and Services segment revenue increased by $13.5 million, primarily reflecting sales increases in our unified assurance and analytics software and software services and inventory management software services.
•Global Services segment revenue increased by $11.5 million, primarily reflecting a sales increase in our installation and deployment and support services, partially offset by a sales decrease in our consulting and network design services.
Six months ended May 3, 2025 as compared to the six months ended April 27, 2024
•Networking Platforms segment revenue increased by $204.0 million.

•Optical Networking sales increased by $245.5 million, primarily driven by increases in sales of our 6500 RLS and our coherent pluggables, both primarily to cloud provider customers, and our 6500 Packet-Optical Platforms, primarily to service provider customers. These increases were partially offset by a reduction in Waveserver revenue, primarily related to decreased sales to cloud provider customers.
•Routing and Switching sales decreased by $41.5 million, primarily driven by decreases in sales of our 3000 and 5000 series of service delivery and aggregation platforms, partially offset by an increase in sales of our virtualization software.
•Platform Software and Services segment revenue increased by $5.3 million, primarily reflecting sales increases of our software consulting services and our software maintenance services, partially offset by sales decreases of our software platforms.
•Blue Planet Automation Software and Services segment revenue increased by $25.6 million, primarily reflecting sales increases in our unified assurance and analytics software and software services and inventory management software services.
•Global Services segment revenue increased by $14.7 million, primarily reflecting a sales increase in our installation and deployment and support services, partially offset by a sales decrease in our consulting and network design services.

Revenue by Geographic Region

Our operating segments engage in business and operations across three geographic regions: the United States, Canada, the Caribbean and Latin America (“Americas”); Europe, Middle East and Africa (“EMEA”); and Asia Pacific, Japan and India (“APAC”). The geographic distribution of our revenue can fluctuate significantly from period to period, and the timing of revenue recognition for large network projects, particularly outside of the United States, can result in variations in geographic revenue results in any particular period.

The following table reflects our geographic distribution of revenue, principally based on the relevant location for our delivery of products and performance of services. The table sets forth the changes in geographic distribution of revenue for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Six Months Ended
	May 3, 2025	April 27, 2024	%*	May 3, 2025	April 27, 2024	%*
Americas	$833,822	$662,877	25.8%	$1,629,454	$1,381,075	18.0%
%**	74.1%	72.8%		74.1%	70.9%
EMEA	191,585	155,791	23.0%	349,501	363,203	(3.8)%
%**	17.0%	17.1%		15.9%	18.6%
APAC	100,471	92,158	9.0%	219,183	204,257	7.3%
%**	8.9%	10.1%		10.0%	10.5%
Total	$1,125,878	$910,826	23.6%	$2,198,138	$1,948,535	12.8%
_____________________________________
*    Denotes % change from fiscal 2024 to fiscal 2025
**     Denotes % of total revenue

Quarter ended May 3, 2025 as compared to the quarter ended April 27, 2024
•Americas revenue increased by $171.0 million, primarily driven by increased sales to cloud providers, partially offset by decreased sales to government customers, each primarily in the United States.
•EMEA revenue increased by $35.8 million, primarily driven by increased sales to cloud providers in the Netherlands.
•APAC revenue increased by $8.3 million, primarily driven by increased sales to communications service providers in Japan.
Six months ended May 3, 2025 as compared to the six months ended April 27, 2024

•Americas revenue increased by $248.4 million, primarily driven by increased sales to cloud providers and communications service providers, partially offset by decreased sales to government customers and cable and multiservice operators, each primarily in the United States.
•EMEA revenue decreased by $13.7 million, primarily driven by decreased sales to submarine network operators.
•APAC revenue increased by $14.9 million, primarily driven by increased sales to communications service providers in India and Japan.

Currency Fluctuations
During the second quarter and first six months of fiscal 2025, approximately 13.1% and 14.2% of our revenue was non-U.S. Dollar-denominated, respectively. During the second quarter and first six months of fiscal 2025 as compared to the second quarter and first six months of fiscal 2024, the U.S. Dollar generally strengthened against other currencies. These currency fluctuations had an adverse effect on our revenue reported in U.S. Dollars of approximately $3.0 million, or 0.3%, as compared to the second quarter of fiscal 2024, and $9.5 million, or 0.4%, as compared to the first six months of fiscal 2024.

Cost of Goods Sold and Gross Profit

There are a number of important factors or conditions that can adversely affect or cause our gross profit as a percentage of product or service revenue, or “gross margin,” to fluctuate on a quarterly basis. For example, early stages of new network builds also often include an increased concentration of lower margin “common” equipment, photonic line systems, and installation services, with the intent to improve margin as we sell channel cards, advanced software, and maintenance services to customers as they add capacity. In addition, products that are in early or introductory phases may carry lower margins. The component elements that comprise our product cost of goods sold and services cost of goods sold, and certain factors that can cause gross margin to fluctuate, are described in detail in the “Consolidated Results of Operations - Cost of Goods Sold and Gross Profit” in Item 7 of Part II and “Risk Factors” in Item 1A of Part I of our 2024 Annual Report.

The tables below set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Six Months Ended
	May 3, 2025	April 27, 2024	%*	May 3, 2025	April 27, 2024	%*
Total revenue	$1,125,878	$910,826	23.6%	$2,198,138	$1,948,535	12.8%
Total cost of goods sold	673,040	522,165	28.9%	1,273,479	1,092,912	16.5%
Gross profit	$452,838	$388,661	16.5%	$924,659	$855,623	8.1%
%**	40.2%	42.7%		42.1%	43.9%
_____________________________________
*    Denotes % change from fiscal 2024 to fiscal 2025
**     Denotes % of total revenue

Quarter ended May 3, 2025 as compared to the quarter ended April 27, 2024
•Gross profit increased by $64.2 million. Gross margin decreased by 250 basis points, primarily reflecting decreased product and services margins.
•Gross profit on products increased by $63.0 million from $285.6 million for the second quarter of fiscal 2024 to $348.6 million for the second quarter of fiscal 2025. Product gross margin decreased by 190 basis points, from 40.7% for the second quarter of fiscal 2024 to 38.8% for the second quarter of fiscal 2025, primarily due to product mix and the effect of tariffs, partially offset by manufacturing efficiencies.
•Gross profit on services increased by $1.2 million from $103.1 million for the second quarter of fiscal 2024 to $104.2 million for the second quarter of fiscal 2025. Services gross margin decreased by 330 basis points, from 49.2% for the second quarter of fiscal 2024 to 45.9% for the second quarter of fiscal 2025, primarily due to increased costs related to delivering maintenance arrangements.
Six months ended May 3, 2025 as compared to the six months ended April 27, 2024

•Gross profit increased by $69.0 million. Gross margin decreased by 180 basis points, primarily reflecting decreased product and services margin.
•Gross profit on products increased by $57.7 million from $654.9 million for the first six months of fiscal 2024 to $712.6 million for the first six months of fiscal 2025. Product gross margin decreased by 200 basis points, from 42.6% for the first six months of fiscal 2024 to 40.6% for the first six months of fiscal 2025, primarily due to product mix, partially offset by manufacturing efficiencies.
•Gross profit on services increased by $11.3 million from $200.7 million for the first six months of fiscal 2024 to $212.1 million for the first six months of fiscal 2025. Services gross margin decreased by 110 basis points, from 48.8% for the first six months of fiscal 2024 to 47.7% for the first six months of fiscal 2025, primarily due increased costs related to delivering maintenance arrangements.

Operating Expense
The component elements that comprise each of our operating expense categories in the table below are set forth in the “Consolidated Results of Operations - Operating Expense” in Item 7 of Part II of our 2024 Annual Report. The table below sets forth the changes in operating expense for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Six Months Ended
	May 3, 2025	April 27, 2024	%*	May 3, 2025	April 27, 2024	%*
Research and development	$214,868	$195,380	10.0%	$407,531	$382,649	6.5%
%**	19.1%	21.5%		18.5%	19.6%
Selling and marketing	139,683	124,071	12.6%	276,187	252,229	9.5%
%**	12.4%	13.6%		12.6%	12.9%
General and administrative	56,952	49,573	14.9%	110,854	104,256	6.3%
%**	5.1%	5.4%		5.0%	5.4%
Significant asset impairments and restructuring costs	1,948	15,655	(87.6)%	3,492	20,626	(83.1)%
%**	0.2%	1.7%		0.2%	1.1%
Amortization of intangible assets	6,545	7,947	(17.6)%	13,090	15,199	(13.9)%
%**	0.6%	0.9%		0.6%	0.8%
Total operating expenses	$419,996	$392,626	7.0%	$811,154	$774,959	4.7%
%**	37.3%	43.1%		36.9%	39.8%
_____________________________________
*    Denotes % change from fiscal 2024 to fiscal 2025
**     Denotes % of total revenue

Quarter ended May 3, 2025 as compared to the quarter ended April 27, 2024
•Research and development expense increased by $19.5 million. Net of hedging, this increase primarily reflects increases in employee-related compensation costs primarily due to increases in incentive compensation, share-based compensation expense and headcount; and professional services related to design engineering, fabrication and production of application-specific integrated circuit (“ASIC”) chips.
•Selling and marketing expense increased by $15.6 million. This increase primarily reflects increases in employee-related compensation costs primarily due to increases in incentive compensation.
•General and administrative expense increased by $7.4 million. This increase primarily reflects increases in employee-related compensation costs primarily due to increases in incentive compensation and share-based compensation expense; and professional services.
•Significant asset impairments and restructuring costs decreased by $13.7 million, primarily due to a reduction in restructuring activities. For more information on our restructuring costs, see Note 4 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
•Amortization of intangible assets decreased by $1.4 million, primarily reflecting certain intangible assets having reached the end of their economic lives.
Six months ended May 3, 2025 as compared to the six months ended April 27, 2024

•Research and development expense increased by $24.9 million. Net of hedging, this increase primarily reflects increases in employee-related compensation costs primarily due to increases in incentive compensation, share-based compensation expense and headcount; and professional services related to design engineering, fabrication and production of ASIC chips.
•Selling and marketing expense increased by $24.0 million. This increase primarily reflects increases in employee-related compensation costs primarily due to increases in incentive compensation.
•General and administrative expense increased by $6.6 million. This increase primarily reflects increases in employee-related compensation costs primarily due to increases in incentive compensation and share-based compensation expense; and professional services, partially offset by lower bad debt expense.
•Significant asset impairments and restructuring costs decreased by $17.1 million primarily due to a reduction in restructuring activities. For more information on our restructuring costs, see Note 4 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
•Amortization of intangible assets decreased by $2.1 million, primarily reflecting certain intangible assets having reached the end of their economic lives.

Currency Fluctuations
During the second quarter and first six months of fiscal 2025, approximately 49.5% and 48.5% of our operating expense was non-U.S. Dollar-denominated, respectively. During the second quarter and first six months of fiscal 2025, as compared to the second quarter and first six months of fiscal 2024, the U.S. Dollar generally strengthened against other currencies. These currency fluctuations, net of hedging, had the effect of reducing our operating expense by approximately $6.4 million, or 1.5%, as compared to the second quarter of fiscal 2024, and $11.9 million, or 1.5% as compared to the first six months of fiscal 2024.

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
The table below sets forth the changes in our segment profit (loss) for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Six Months Ended
	May 3, 2025	April 27, 2024	%*	May 3, 2025	April 27, 2024	%*
Segment profit (loss):
Networking Platforms	$133,712	$96,566	38.5%	$300,791	$280,341	7.3%
Platform Software and Services	$50,423	$54,037	(6.7)%	$113,548	$112,041	1.3%
Blue Planet Automation Software and Services	$4,291	$(7,763)	155.3%	$8,867	$(14,832)	159.8%
Global Services	$49,544	$50,441	(1.8)%	$93,922	$95,424	(1.6)%
_____________________________________
*    Denotes % change from fiscal 2024 to fiscal 2025

Quarter ended May 3, 2025 as compared to the quarter ended April 27, 2024
•Networking Platforms segment profit increased by $37.1 million, primarily due to higher sales volume, partially offset by lower product margin as described above, and higher research and development costs.
•Platform Software and Services segment profit decreased by $3.6 million, primarily due to lower services margin, and increased research and development costs.
•Blue Planet Automation Software and Services segment profit increased by $12.1 million, primarily due to higher sales volume as described above, and improved margins on products and services.
•Global Services segment profit slightly decreased, primarily due to reduced services margin as described above, partially offset by increased sales volume also described above.

Six months ended May 3, 2025 as compared to the six months ended April 27, 2024

•Networking Platforms segment profit increased by $20.5 million, primarily due to higher sales volume, partially offset by lower product margin as described above, and higher research and development costs.
•Platform Software and Services segment profit slightly increased by $1.5 million, primarily due to higher services sales volume, partially offset by lower software sales volume and increased research and development costs.
•Blue Planet Automation Software and Services segment profit increased by $23.7 million, primarily due to higher sales volume as described above, and improved margins on products and services.
•Global Services segment profit slightly decreased by $1.5 million, primarily due to reduced services margins as described above, partially offset by increased sales volume also described above.

Other Items
The table below sets forth the changes in other items for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Six Months Ended
	May 3, 2025	April 27, 2024	%*	May 3, 2025	April 27, 2024	%*
Interest and other income, net	$7,871	$11,797	(33.3)%	$19,449	$22,447	(13.4)%
%**	0.7%	1.3%		0.9%	1.2%
Interest expense	$21,697	$23,861	(9.1)%	$44,615	$47,637	(6.3)%
%**	1.9%	2.6%		2.0%	2.4%
Loss on extinguishment and modification of debt	$—	$—	—%	$729	$—	100.0%
%**	—%	—%		—%	—%
Provision for income taxes	$10,047	$820	1,125.2%	$34,069	$22,776	49.6%
%**	0.9%	0.1%		1.5%	1.2%
_____________________________________
*    Denotes % change from fiscal 2024 to fiscal 2025
**     Denotes % of total revenue

Quarter ended May 3, 2025 as compared to the quarter ended April 27, 2024
•Interest and other income, net decreased by $3.9 million, primarily resulting from the impact of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity.
•Interest expense decreased by $2.2 million, primarily due to lower interest rates on our floating rate debt, net of hedging activity. For more information on our short-term and long-term debt, see Note 12 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
•Provision for income taxes increased by $9.2 million, primarily due to the increase in pre-tax book income.
Six months ended May 3, 2025 as compared to the six months ended April 27, 2024
•Interest and other income, net decreased by $3.0 million, primarily resulting from lower interest income on our investments.
•Interest expense decreased by $3.0 million, primarily due to primarily due to lower interest rates on our floating rate debt, net of hedging activity. For more information on our short-term and long-term debt, see Note 12 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
•Loss on extinguishment and modification of debt reflects the refinance of our 2030 Term Loan in the first quarter of fiscal 2025. See Note 12 to our Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this report for more details.
•Provision for income taxes increased by $11.3 million, primarily due to the increase in pre-tax book income.

Liquidity and Capital Resources
Based on past performance and current expectations, we believe that cash from operations, cash, cash equivalents, investments, and other sources of liquidity, including our Revolving Credit Facility (as defined below), will satisfy our currently anticipated working capital needs, capital expenditures, and other liquidity requirements associated with our operations through the next 12 months and the reasonably foreseeable future. We regularly evaluate our capital structure, liquidity position, debt obligations, and anticipated cash needs to fund our operating or investment plans or increase our strategic flexibility, and we will continue to consider capital raising and other market opportunities.
Principal Sources of Liquidity. Our principal sources of liquidity on hand include our cash, cash equivalents, and investments, which, as of May 3, 2025, totaled $1.3 billion, as well as the unused portion of our senior secured revolving credit facility (the “Revolving Credit Facility”), to which we and certain of our subsidiaries are parties. The Revolving Credit Facility provides for a total commitment of $300.0 million with a maturity date of October 24, 2028. We principally use the Revolving Credit Facility to support the issuance of letters of credit that arise in the ordinary course of our business and for general corporate purposes. As of May 3, 2025, letters of credit totaling $64.3 million were issued under the Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility as of May 3, 2025.
Foreign Liquidity. The amount of cash, cash equivalents and short-term investments held by our foreign subsidiaries was $166.7 million as of May 3, 2025. Approximately $92.2 million of future cash generated from these foreign subsidiaries is expected to be repatriated, with any remaining amount continuing to be indefinitely reinvested. A deferred tax liability related to the expected repatriation amount was accrued in fiscal 2023. There are no other significant temporary differences related to our investment in the foreign subsidiaries for which a deferred tax liability has not been recognized.
Stock Repurchase Authorization. On October 2, 2024, we announced that our Board of Directors authorized a program to repurchase up to $1.0 billion of our common stock, which replaced in its entirety the previous stock repurchase program authorized in fiscal 2022. During the first six months of fiscal 2025, we repurchased $163.5 million of our common stock under the stock repurchase program, and $836.5 million remained under the current repurchase authorization as of May 3, 2025. The amount and timing of any further repurchases under our stock repurchase program are subject to a variety of factors including liquidity, cash flow, stock price, and general business and market conditions. The program may be modified, suspended, or discontinued at any time. See Note 15 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report as well as Item 2 of Part II of this report.

Cash Flows

The following table sets forth changes in our cash, cash equivalents, and investments in marketable debt securities for the periods indicated (in thousands):

	May 3, 2025	November 2, 2024	Increase (Decrease)
Cash and cash equivalents	$949,771	$934,863	$14,908
Short-term investments in marketable debt securities	304,177	316,343	(12,166)
Long-term investments in marketable debt securities	92,121	80,920	11,201
Total cash, cash equivalents, and investments in marketable debt securities	$1,346,069	$1,332,126	$13,943

Cash, cash equivalents and investments increased by $13.9 million during the first six months of fiscal 2025. Cash from operations generated $260.7 million which was partially offset by the following: (i) cash used for stock repurchases under our stock repurchase program of $168.2 million; (ii) cash used to fund our investing activities for capital expenditures totaling $55.6 million; and (iii) stock repurchases on vesting of our stock unit awards to employees relating to tax withholding of $42.3 million. In addition to cash provided by operating activities, proceeds from the issuance of equity under our employee stock purchase plan provided $17.1 million in cash during the six months ended May 3, 2025.

Cash Provided By Operating Activities
The following sections set forth the components of our $260.7 million of cash provided by operating activities during the first six months of fiscal 2025. Net income (adjusted for non-cash charges) provided cash of approximately $227.0 million and cash provided by operating assets and liabilities was approximately $33.7 million.

Net income (adjusted for non-cash charges)

The following table sets forth our net income (adjusted for non-cash charges) during the period (in thousands):

Six Months Ended
May 3, 2025
Net income	$53,541
Adjustments for non-cash charges:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	49,771
Share-based compensation expense	88,767
Amortization of intangible assets	17,555
Deferred taxes	(10,470)
Provision for inventory excess and obsolescence	23,431
Provision for warranty	10,714
Other	(6,355)
Net income (adjusted for non-cash charges)	$226,954

Operating Assets and Liabilities
Operating asset and liability requirements decreased by $33.7 million during the period. The following table sets forth the major components of the cash changes in operating assets and liabilities (in thousands):

Six Months Ended
May 3, 2025
Accounts receivable	$(20,857)
Inventories	(76,904)
Prepaid expenses and other	84,144
Accounts payable, accruals, and other obligations	(16,755)
Deferred revenue	66,493
Operating lease assets and liabilities, net	(2,406)
Total cash provided by operating assets and liabilities	$33,715

As compared to the end of fiscal 2024, for the first six months of fiscal 2025:

•The change in accounts receivable primarily reflects the timing of cash collections from customers;
•The change in inventories primarily reflects increases in raw materials;
•The change in prepaid expenses and other primarily reflects reduced refundable cash advances to a third-party contract manufacturer and lower non-trade receivables;
•The change in accounts payable, accruals, and other obligations primarily reflects the timing of payments for income taxes;
•The change in deferred revenue represents an increase in advanced payments received on multi-year maintenance contracts from customers prior to revenue recognition; and
•The change in operating lease assets and liabilities, net, represents cash paid for operating lease payments in excess of operating lease costs.

Our days sales outstanding (“DSOs”) decreased from 92 for the first six months of fiscal 2024 to 89 for the first six months of fiscal 2025. The calculation of DSOs includes accounts receivables, net, and contract assets for unbilled receivables, net included in prepaid expenses and other. Our inventory turns increased from 1.7 for the first six months of fiscal 2024 to 2.4 for the first six months of fiscal 2025.

Cash Paid for Interest, Net

The following table sets forth the cash paid for interest, net, during the period (in thousands):

Six Months Ended
May 3, 2025
2030 Term Loan terminated January 17, 2025(1)	$18,639
Refinanced 2030 Term Loan due October 28, 2030(2)	18,299
2030 Senior Notes due January 31, 2030(3)	8,000
Interest rate swaps(4)	(4,334)
Revolving Credit Facility(5)	906
Finance leases	1,690
Cash paid during period	$43,200

(1) The 2030 Term Loan bore interest at SOFR for the chosen borrowing period plus a spread of 2.00% subject to a minimum SOFR rate of 0.00%.
(2) Interest on the Refinanced 2030 Term Loan is payable periodically based on the interest period selected for borrowing. The Refinanced 2030 Term Loan bears interest at SOFR for the chosen borrowing period plus a spread of 1.75% subject to a minimum SOFR rate of 0.00%. At the end of the second quarter of fiscal 2025, the interest rate on the Refinanced 2030 Term Loan was 6.07%.
(3) The 2030 Notes bear interest at a rate of 4.00% per annum. Interest is payable on the 2030 Notes in arrears on January 31 and July 31 of each year.
(4) Our interest rate swaps fix the SOFR rate for $350.0 million of our Term Loan at 3.47% through January 2028 and another $350.0 million of our Term Loan at 2.968% through September 2025.
(5) During the first six months of fiscal 2025, we utilized the Revolving Credit Facility to issue certain standby letters of credit and paid nominal commitment fees, interest expense and other administrative charges primarily relating to the Revolving Credit Facility.
For additional information about our debt and interest rate swaps, see Notes 10 and 12 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Contractual Obligations
Our contractual obligations have not changed materially since November 2, 2024. For a summary of our contractual obligations, see “Liquidity and Capital Resources – Contractual Obligations” in Item 7 of Part II of our 2024 Annual Report.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed materially since November 2, 2024. For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Item 7 of Part II of our 2024 Annual Report.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

    The information set forth under the heading “Commitments and Contingencies - Litigation” in Note 18 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report, is incorporated herein by reference.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. Before investing in our securities, you should consider carefully the information contained in this report and in our 2024 Annual Report, including the information under “Risk Factors” in Item 1A of Part I thereof. This report contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in Item 2 of Part I of this report. Our actual results could differ materially from those contained in the forward-looking statements. Any of the risks discussed in our 2024 Annual Report, in this report, in other reports we file with the SEC, and other risks we have not anticipated or discussed, could have a material adverse impact on our business, financial condition, or results of operations. Except as set forth below, there has been no material change to the material factors that make an investment in our securities speculative or risky from those presented in our 2024 Annual Report.

Tariffs and other import measures imposed by the United States or other countries may adversely affect our business, operations, and financial results.
In January 2025, the U.S. government commenced a broad review of U.S. trade relations and began imposing, or threatening to impose, tariffs on certain countries, materials, and industries. In response, certain impacted countries have imposed or threatened various retaliatory tariffs or other trade restrictions. We rely on a global sourcing strategy and third-party contract manufacturers outside of the United States to perform substantially all of our manufacturing. Moreover, revenue in the United States represented approximately 70% of our revenue in fiscal 2024. Significant changes to trade policy, the imposition of tariffs, or retaliatory responses thereto, have adversely impacted and could materially adversely impact our business, operations, and financial results, including by increasing our costs, by decreasing our profit margins, and/or by making our products less competitive. The tariff policy environment has been and can be expected to continue to be dynamic. Tariffs recently implemented or proposed that have impacted or could materially impact our business include tariffs on imports:
•from Canada and Mexico, as products making up a significant portion of our revenue are manufactured in or distributed from Mexico, and we generally introduce new products and conduct related early volume manufacturing in Canada;
•of steel and aluminum, including derivative goods that include certain of our products;
•from China, as our supply chain includes certain China-based suppliers; and
•from a wide range of countries globally, including Thailand, where we also rely on third-party manufacturing operations for a significant portion of our revenue.

The U.S. government is also currently investigating imports of a range of different products, including semiconductors, critical raw minerals, and derivative products relevant to our business and products, which could result in additional tariffs. Certain tariffs that have been implemented or proposed are subject to legal challenges, but there can be no assurance that such challenges will be successful or that, if successful, additional or alternative tariffs will not be imposed.

We have taken steps, and may take additional steps, to attempt to mitigate the impact of tariffs on our business, including: by availing ourselves of certain exemptions to tariffs; by making changes to our supply chain practices, sources of supply, or manufacturing locations; and by passing the cost of tariffs to customers. These changes could take considerable time to implement, result in significant costs, and cause supply chain delays or disruption. There can be no guarantee as to which of our products will be impacted by tariffs or eligible for exceptions under existing or future trade agreements or executive orders. Moreover, there can be no assurance as to customer reaction to the current trade environment, the imposition of new tariffs, or any tariff mitigation steps we elect to take. Among other things, customers may elect to reduce spending, renegotiate contracts, defer orders or delivery of existing orders, or shift purchases to other vendors, each of which would adversely impact our financial results and competitive position with customers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

The following table provides a summary of repurchases of our common stock during the second quarter of fiscal 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
February 2, 2025 to March 1, 2025	291,462	$86.05	291,462	$895,723
March 2, 2025 to March 29, 2025	395,444	$66.76	395,444	$869,324
March 30, 2025 to May 3, 2025	538,579	$60.86	538,579	$836,546
	1,225,485	$68.75	1,225,485

(1) On October 2, 2024, we announced that our Board of Directors authorized a program to repurchase up to $1.0 billion of our common stock, which replaced in its entirety the previous stock repurchase program. The program may be modified, suspended, or discontinued at any time. During the second quarter of fiscal 2025, we repurchased $84.3 million of our common stock under the stock repurchase program, and we had $836.5 million remaining under the current repurchase authorization as of May 3, 2025. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Stock Repurchase Authorization” in Item 2 of Part I of this report and Note 15 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for information regarding the stock repurchase program authorized by our Board of Directors.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the second quarter of fiscal 2025, none of our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified the amount, pricing or timing provisions of any trading arrangement for the sale or purchase of our securities that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

Ciena Corporation
Date:	June 5, 2025	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	June 5, 2025	By:	/s/ James E. Moylan, Jr.
James E. Moylan, Jr.
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)