Form 10-Q
period 2025-08-02
CIENA CORP
filed 2025-09-04
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 29, 2025
Common Stock, par value $0.01 per share	141,055,908

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended
	August 2,	July 27,	August 2,	July 27,
	2025	2024	2025	2024
Revenue:
Products	$976,801	$729,503	$2,730,167	$2,266,596
Services	242,584	212,805	687,356	624,247
Total revenue	1,219,385	942,308	3,417,523	2,890,843
Cost of goods sold:
Products	580,028	433,533	1,620,816	1,315,737
Services	136,278	104,830	368,969	315,538
Total cost of goods sold	716,306	538,363	1,989,785	1,631,275
Gross profit	503,079	403,945	1,427,738	1,259,568
Operating expenses:
Research and development	211,898	188,888	619,429	571,537
Selling and marketing	148,724	121,520	424,911	373,749
General and administrative	60,596	58,248	171,450	162,504
Significant asset impairments and restructuring costs	1,770	1,361	5,262	21,987
Amortization of intangible assets	6,556	7,185	19,646	22,384
Total operating expenses	429,544	377,202	1,240,698	1,152,161
Income from operations	73,535	26,743	187,040	107,407
Interest and other income, net	15,090	14,013	34,539	36,460
Interest expense	(22,806)	(24,401)	(67,421)	(72,038)
Loss on extinguishment and modification of debt	—	—	(729)	—
Income before income taxes	65,819	16,355	153,429	71,829
Provision for income taxes	15,511	2,125	49,580	24,901
Net income	$50,308	$14,230	$103,849	$46,928
Basic net income per common share	$0.35	$0.10	$0.73	$0.32
Diluted net income per potential common share	$0.35	$0.10	$0.72	$0.32
Weighted average basic common shares outstanding	141,846	144,394	142,437	144,876
Weighted average dilutive potential common shares outstanding	144,499	145,361	145,158	145,795

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Quarter Ended		Nine Months Ended
	August 2,	July 27,	August 2,	July 27,
	2025	2024	2025	2024
Net income	$50,308	$14,230	$103,849	$46,928
Unrealized gain (loss) on available-for-sale securities, net of tax	(31)	775	(430)	493
Unrealized gain (loss) on foreign currency forward contracts, net of tax	(882)	(872)	5,803	3,736
Unrealized loss on interest rate swaps, net of tax	(2,229)	(13,680)	(9,110)	(9,615)
Change in cumulative translation adjustments	(2,092)	(4,686)	5,619	2,961
Other comprehensive income (loss)	(5,234)	(18,463)	1,882	(2,425)
Total comprehensive income (loss)	$45,074	$(4,233)	$105,731	$44,503

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	August 2, 2025	November 2, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,055,976	$934,863
Short-term investments	270,380	316,343
Accounts receivable, net of allowance for credit losses of $9.5 million and $9.9 million as of August 2, 2025 and November 2, 2024, respectively.	1,025,563	908,597
Inventories, net	860,403	820,430
Prepaid expenses and other	473,901	564,183
Total current assets	3,686,223	3,544,416
Long-term investments	64,397	80,920
Equipment, building, furniture and fixtures, net	368,348	337,722
Operating right-of-use assets	40,347	27,417
Goodwill	444,828	444,707
Other intangible assets, net	138,673	165,020
Deferred tax asset, net	851,903	886,441
Other long-term assets	154,059	154,694
Total assets	$5,748,778	$5,641,337
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$464,684	$423,401
Accrued liabilities and other short-term obligations	436,312	393,905
Deferred revenue	196,209	156,379
Operating lease liabilities	14,694	14,455
Current portion of long-term debt	11,580	11,700
Total current liabilities	1,123,479	999,840
Long-term deferred revenue	81,057	81,240
Other long-term obligations	195,976	185,938
Long-term operating lease liabilities	34,498	25,107
Long-term debt, net	1,526,467	1,533,074
Total liabilities	2,961,477	2,825,199
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 141,342,527 and 142,656,116 shares issued and outstanding	1,413	1,427
Additional paid-in capital	6,020,315	6,154,869
Accumulated other comprehensive loss	(44,829)	(46,711)
Accumulated deficit	(3,189,598)	(3,293,447)
Total stockholders’ equity	2,787,301	2,816,138
Total liabilities and stockholders’ equity	$5,748,778	$5,641,337

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended
	August 2,	July 27,
	2025	2024
Cash flows provided by operating activities:
Net income	$103,849	$46,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	76,637	68,997
Share-based compensation expense	135,696	115,433
Amortization of intangible assets	26,343	30,675
Deferred taxes	(21,709)	(19,909)
Provision for inventory excess and obsolescence	34,185	35,400
Provision for warranty	16,302	14,708
Other	(1,838)	11,968
Changes in assets and liabilities:
Accounts receivable	(116,887)	92,421
Inventories	(73,493)	78,220
Prepaid expenses and other	137,440	(221,823)
Operating lease right-of-use assets	8,759	8,963
Accounts payable, accruals and other obligations	83,354	(112,352)
Deferred revenue	38,246	28,833
Short- and long-term operating lease liabilities	(11,868)	(13,290)
Net cash provided by operating activities	435,016	165,172
Cash flows used in investing activities:
Payments for equipment, furniture and fixtures	(95,373)	(53,098)
Purchases of investments	(191,335)	(197,303)
Proceeds from sales and maturities of investments	261,611	114,899
Settlement of foreign currency forward contracts, net	(2,635)	(362)
Purchase of equity investment	—	(21,682)
Net cash used in investing activities	(27,732)	(157,546)
Cash flows used in financing activities:
Proceeds from modification of debt, net	19,175	—
Cash paid for extinguishment of debt	(19,175)	—
Payment of long-term debt	(8,685)	(5,850)
Payment of debt issuance costs	(12)	(2,554)
Payment of finance lease obligations	(3,244)	(3,004)
Shares repurchased for tax withholdings on vesting of stock unit awards	(60,043)	(33,450)
Repurchases of common stock - repurchase program, net	(250,035)	(125,816)
Proceeds from issuance of common stock	35,874	34,292
Net cash used in financing activities	(286,145)	(136,382)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	60	1,499
Net increase (decrease) in cash, cash equivalents and restricted cash	121,199	(127,257)
Cash, cash equivalents and restricted cash at beginning of period	935,026	1,010,786
Cash, cash equivalents and restricted cash at end of period	$1,056,225	$883,529
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net	$68,243	$64,999
Cash paid during the period for income taxes, net	$84,898	$41,736
Operating lease payments	$13,246	$14,672
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$14,819	$35,316
Repurchase of common stock in accrued liabilities from repurchase program, net	$2,231	$1,762
Operating right-of-use assets subject to lease liability	$21,850	$5,326
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at November 2, 2024	142,656,116	$1,427	$6,154,869	$(46,711)	$(3,293,447)	$2,816,138
Net income	—	—	—	—	103,849	103,849
Other comprehensive income	—	—	—	1,882	—	1,882
Repurchase of common stock - repurchase program, net	(3,268,252)	(33)	(246,062)	—	—	(246,095)
Issuance of shares from employee equity plans	2,754,659	27	35,847	—	—	35,874
Share-based compensation expense	—	—	135,696	—	—	135,696
Shares repurchased for tax withholdings on vesting of stock unit awards	(799,996)	(8)	(60,035)	—	—	(60,043)
Balance at August 2, 2025	141,342,527	$1,413	$6,020,315	$(44,829)	$(3,189,598)	$2,787,301

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at October 28, 2023	144,829,938	$1,448	$6,262,083	$(37,767)	$(3,377,403)	$2,848,361
Net income	—	—	—	—	46,928	46,928
Other comprehensive loss	—	—	—	(2,425)	—	(2,425)
Repurchase of common stock - repurchase program, net	(2,415,438)	(24)	(118,243)	—	—	(118,267)
Issuance of shares from employee equity plans	2,730,328	27	34,265	—	—	34,292
Share-based compensation expense	—	—	115,433	—	—	115,433
Shares repurchased for tax withholdings on vesting of stock unit awards	(717,955)	(7)	(33,443)	—	—	(33,450)
Balance at July 27, 2024	144,426,873	$1,444	$6,260,095	$(40,192)	$(3,330,475)	$2,890,872

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
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires Ciena to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Among other things, these estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. To the extent that there are material differences between Ciena’s estimates and actual results, Ciena’s consolidated financial statements will be affected.
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

In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. ASU 2023-09 allows for adoption using either a prospective or retrospective method. Ciena is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

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

In July 2025, the FASB issued ASU No. 2025-05 (“ASU 2025-05”), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, to introduce a practical expedient for all entities, which simplifies the calculation required for estimating credit losses and assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods; however, early adoption is permitted. ASU 2025-25 allows for adoption using a prospective method. Ciena is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

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

The tables below set forth Ciena’s disaggregated revenue for the periods indicated (in thousands):

	Quarter Ended August 2, 2025
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Optical Networking	$815,497	$—	$—	$—	$815,497
Routing and Switching	125,857	—	—	—	125,857
Platform Software and Services	—	89,961	—	—	89,961
Blue Planet Automation Software and Services	—	—	27,805	—	27,805
Maintenance Support and Training	—	—	—	80,743	80,743
Installation and Deployment	—	—	—	65,878	65,878
Consulting and Network Design	—	—	—	13,644	13,644
Total revenue by product line	$941,354	$89,961	$27,805	$160,265	$1,219,385

Timing of revenue recognition:
Products and services at a point in time	$941,354	$24,281	$11,909	$9,806	$987,350
Services transferred over time	—	65,680	15,896	150,459	232,035
Total revenue by timing of revenue recognition	$941,354	$89,961	$27,805	$160,265	$1,219,385

	Quarter Ended July 27, 2024
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Optical Networking	$606,845	$—	$—	$—	$606,845
Routing and Switching	92,692	—	—	—	92,692
Platform Software and Services	—	83,212	—	—	83,212
Blue Planet Automation Software and Services	—	—	25,791	—	25,791
Maintenance Support and Training	—	—	—	74,344	74,344
Installation and Deployment	—	—	—	46,484	46,484
Consulting and Network Design	—	—	—	12,940	12,940
Total revenue by product line	$699,537	$83,212	$25,791	$133,768	$942,308

Timing of revenue recognition:
Products and services at a point in time	$699,537	$18,766	$11,614	$9,833	$739,750
Services transferred over time	—	64,446	14,177	123,935	202,558
Total revenue by timing of revenue recognition	$699,537	$83,212	$25,791	$133,768	$942,308

	Nine Months Ended August 2, 2025
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Optical Networking	$2,317,062	$—	$—	$—	$2,317,062
Routing and Switching	311,749	—	—	—	311,749
Platform Software and Services	—	270,469	—	—	270,469
Blue Planet Automation Software and Services	—	—	81,787	—	81,787
Maintenance Support and Training	—	—	—	234,758	234,758
Installation and Deployment	—	—	—	171,735	171,735
Consulting and Network Design	—	—	—	29,963	29,963
Total revenue by product line	$2,628,811	$270,469	$81,787	$436,456	$3,417,523

Timing of revenue recognition:
Products and services at a point in time	$2,628,811	$75,260	$32,846	$23,783	$2,760,700
Services transferred over time	—	195,209	48,941	412,673	656,823
Total revenue by timing of revenue recognition	$2,628,811	$270,469	$81,787	$436,456	$3,417,523

	Nine Months Ended July 27, 2024
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Optical Networking	$1,862,917	$—	$—	$—	$1,862,917
Routing and Switching	320,113	—	—	—	320,113
Platform Software and Services	—	258,402	—	—	258,402
Blue Planet Automation Software and Services	—	—	54,167	—	54,167
Maintenance Support and Training	—	—	—	225,869	225,869
Installation and Deployment	—	—	—	132,993	132,993
Consulting and Network Design	—	—	—	36,382	36,382
Total revenue by product line	$2,183,030	$258,402	$54,167	$395,244	$2,890,843

Timing of revenue recognition:
Products and services at a point in time	$2,183,030	$69,149	$15,530	$29,904	$2,297,613
Services transferred over time	—	189,253	38,637	365,340	593,230
Total revenue by timing of revenue recognition	$2,183,030	$258,402	$54,167	$395,244	$2,890,843

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
•Platform Services - includes sales of subscription, support, and consulting services related to Ciena’s software platforms, operating system software and enhanced software features embedded in each of the Networking Platforms product lines above.

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

For the periods indicated, Ciena’s geographic distribution of revenue was as follows (in thousands):

	Quarter Ended		Nine Months Ended
	August 2,	July 27,	August 2,	July 27,
	2025	2024	2025	2024
Geographic distribution:
Americas	$923,627	$718,605	$2,553,081	$2,099,680
EMEA	186,018	135,009	535,519	498,212
APAC	109,740	88,694	328,923	292,951
Total revenue by geographic distribution	$1,219,385	$942,308	$3,417,523	$2,890,843

Ciena’s revenue includes $882.8 million and $676.0 million of U.S. revenue for the third quarter of fiscal 2025 and 2024, respectively. For the nine months ended August 2, 2025 and July 27, 2024, U.S. revenue was $2.4 billion and $2.0 billion, respectively. No other country accounted for 10% or more of total revenue for the periods indicated in the above table.

Ciena’s revenue from a cloud provider includes $218.0 million and $538.2 million for the third quarter and nine months ended August 2, 2025, respectively, and $137.2 million and $331.6 million for the third quarter and nine months ended July 27, 2024, respectively. Revenue also includes $133.0 million and $361.4 million from AT&T for the third quarter and nine months ended August 2, 2025, respectively, and $113.1 million and $324.8 million for the third quarter and nine months ended July 27, 2024, respectively. These customers purchased products from the Networking Platforms, Platform Software and Services, and Global Services operating segments for the periods presented. No other customer accounted for 10% or more of total revenue for the periods presented.

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities (deferred revenue) from contracts with customers as of the dates indicated (in thousands):

	Balance at August 2, 2025	Balance at November 2, 2024
Accounts receivable, net	$1,025,563	$908,597
Contract assets for unbilled accounts receivable, net	$164,326	$127,919
Deferred revenue	$277,266	$237,619

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

Contract liabilities consist of deferred revenue and represent advanced payments against non-cancelable customer orders received prior to revenue recognition. Ciena recognized approximately $134.6 million and $130.5 million of revenue during the first nine months of fiscal 2025 and 2024, respectively, that was included in the deferred revenue balance as of November 2, 2024 and October 28, 2023, respectively. Revenue recognized due to changes in transaction price from performance obligations satisfied or partially satisfied in previous periods was immaterial during the nine months ended August 2, 2025 and July 27, 2024.

As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	August 2, 2025	November 2, 2024
Products	$33,476	$19,017
Services	243,790	218,602
Total deferred revenue	277,266	237,619
Less current portion	(196,209)	(156,379)
Long-term deferred revenue	$81,057	$81,240

Capitalized Contract Acquisition Costs

Capitalized contract acquisition costs consist of deferred sales commissions and were $33.4 million and $28.4 million as of August 2, 2025 and November 2, 2024, respectively. Capitalized contract acquisition costs were included in (i) prepaid expenses and other, and (ii) other long-term assets. The amortization expense associated with these costs was $26.0 million and $22.9 million during the first nine months of fiscal 2025 and 2024, respectively, and was included in selling and marketing expense on the Condensed Consolidated Statements of Operations.

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) are comprised of non-cancelable customer purchase orders for products and services that are awaiting transfer of control for revenue recognition under the applicable contract terms. As of August 2, 2025, the aggregate amount of RPO was $2.0 billion. As of August 2, 2025, Ciena expects approximately 82% of the RPO balance to be recognized as revenue within the next 12 months.

(4)SIGNIFICANT ASSET IMPAIRMENT AND RESTRUCTURING COSTS

Restructuring Costs

Ciena has undertaken a number of restructuring activities intended to reduce expense and to align its workforce and costs with market opportunities, product development, and business strategies. The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in accrued liabilities and other short-term obligations on the Condensed Consolidated Balance Sheets for the nine months ended August 2, 2025 (in thousands):

	Workforce reduction	Other restructuring activities		Total
Balance at November 2, 2024	$1,927	$—		$1,927
Charges	1,996	3,266	(1)	5,262
Cash payments	(3,389)	(3,266)		(6,655)
Balance at August 2, 2025	$534	$—		$534
Current restructuring liabilities	$534	$—		$534

(1) Primarily represents costs related to restructured real estate facilities.

The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in accrued liabilities and other short-term obligations on the Condensed Consolidated Balance Sheets for the nine months ended July 27, 2024 (in thousands):

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

(5)INTEREST AND OTHER INCOME, NET
The components of interest and other income, net, are as follows for the periods indicated (in thousands):

	Quarter Ended		Nine Months Ended
	August 2,	July 27,	August 2,	July 27,
	2025	2024	2025	2024
Interest income	$16,173	$15,876	$43,318	$46,309
Gains (losses) on non-hedge designated foreign currency forward contracts(1)	744	519	(1,593)	2,517
Foreign currency exchange losses(2)	(1,796)	(1,611)	(4,799)	(11,215)
Other	(31)	(771)	(2,387)	(1,151)
Interest and other income, net	$15,090	$14,013	$34,539	$36,460

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

(6) INCOME TAXES

The effective tax rate for the third quarter of fiscal 2025 was higher than the effective tax rate for the third quarter of fiscal 2024, primarily due to the settlement of uncertain tax positions in the prior year.

The effective tax rate for the first nine months of fiscal 2025 was lower than the effective tax rate for the first nine months of fiscal 2024, primarily due to an income tax benefit for share-based compensation expense.

For the nine months ended August 2, 2025, the impact of the 15% global minimum tax, referred to as Pillar Two, was not material to Ciena’s consolidated financial statements.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions taking effect in fiscal 2025 and others to be implemented through fiscal 2027. The legislation will not have a material impact on Ciena’s consolidated financial statements in fiscal 2025.

(7)CASH EQUIVALENT, SHORT-TERM AND LONG-TERM INVESTMENTS

As of the dates indicated, investments classified as available-for-sale are comprised of the following (in thousands):

	August 2, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$208,174	$297	$(3)	$208,468
Corporate debt securities	120,919	207	—	121,126
Time deposits	92,547	2	—	92,549
	$421,640	$506	$(3)	$422,143

Included in cash equivalents	$87,366	$—	$—	$87,366
Included in short-term investments	270,085	298	(3)	270,380
Included in long-term investments	64,189	208	—	64,397
	$421,640	$506	$(3)	$422,143

	November 2, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$285,492	$751	$(62)	$286,181
Corporate debt securities	111,103	137	(97)	111,143
Time deposits	92,803	4	(3)	92,804
	$489,398	$892	$(162)	$490,128

Included in cash equivalents	$92,865	$—	$—	$92,865
Included in short-term investments	315,654	734	(45)	316,343
Included in long-term investments	80,879	158	(117)	80,920
	$489,398	$892	$(162)	$490,128

The following table summarizes the final legal maturities of debt investments as of August 2, 2025 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$357,451	$357,746
Due in 1-2 years	64,189	64,397
	$421,640	$422,143

(8)FAIR VALUE MEASUREMENTS

    As of the dates indicated, the following tables summarize the assets and liabilities that are recorded at fair value on a recurring basis (in thousands):

	August 2, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$658,774	$—	$—	$658,774
Bond mutual fund	116,537	—	—	116,537
Time deposits	92,549	—	—	92,549
Deferred compensation plan assets	19,359	—	—	19,359
U.S. government obligations	—	208,468	—	208,468
Corporate debt securities	—	121,126	—	121,126
Foreign currency forward contracts	—	5,685	—	5,685
Interest rate swaps	—	671	—	671
Total assets measured at fair value	$887,219	$335,950	$—	$1,223,169

Liabilities:
Foreign currency forward contracts	$—	$3,228	$—	$3,228
Interest rate swaps	—	1,220	—	1,220
Total liabilities measured at fair value	$—	$4,448	$—	$4,448

	November 2, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$636,097	$—	$—	$636,097
Bond mutual fund	112,703	—	—	112,703
Time deposits	92,804	—	—	92,804
Deferred compensation plan assets	16,519	—	—	16,519
U.S. government obligations	—	286,181	—	286,181
Corporate debt securities	—	111,143	—	111,143
Foreign currency forward contracts	—	2,149	—	2,149
Interest rate swaps	—	11,777	—	11,777
Total assets measured at fair value	$858,123	$411,250	$—	$1,269,373

Liabilities:
Foreign currency forward contracts	$—	$9,155	$—	$9,155
Total liabilities measured at fair value	$—	$9,155	$—	$9,155

As of the dates indicated, the assets and liabilities above are presented on Ciena’s Condensed Consolidated Balance Sheets as follows (in thousands):

	August 2, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$862,021	$656	$—	$862,677
Short-term investments	5,839	264,541	—	270,380
Prepaid expenses and other	—	5,685	—	5,685
Long-term investments	—	64,397	—	64,397
Other long-term assets	19,359	671	—	20,030
Total assets measured at fair value	$887,219	$335,950	$—	$1,223,169

Liabilities:
Accrued liabilities and other short-term obligations	$—	$3,228	$—	$3,228
Other long-term obligations	—	1,220	—	1,220
Total liabilities measured at fair value	$—	$4,448	$—	$4,448

	November 2, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$832,239	$9,426	$—	$841,665
Short-term investments	9,365	306,978	—	316,343
Prepaid expenses and other	—	2,149	—	2,149
Long-term investments	—	80,920	—	80,920
Other long-term assets	16,519	11,777	—	28,296
Total assets measured at fair value	$858,123	$411,250	$—	$1,269,373

Liabilities:
Accrued liabilities and other short-term obligations	$—	$9,155	$—	$9,155
Total liabilities measured at fair value	$—	$9,155	$—	$9,155

Ciena did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

(9) INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	August 2, 2025	November 2, 2024
Raw materials	$642,706	$542,785
Work-in-process	35,611	32,219
Finished goods	261,732	324,697
Deferred cost of goods sold	41,831	27,902
Gross inventories	981,880	927,603
Reserve for inventory excess and obsolescence	(121,477)	(107,173)
Inventories, net	$860,403	$820,430

During the first nine months of fiscal 2025, Ciena recorded a provision for inventory excess and obsolescence of $34.2 million, primarily related to a decrease in the forecasted demand for certain Networking Platforms products. Deductions from the reserve for excess and obsolete inventory relate primarily to sales and disposal activities.

(10) DERIVATIVE INSTRUMENTS

Foreign Currency Derivatives

Ciena conducts business globally in many currencies, and thus is exposed to foreign currency exchange rate changes. To limit this exposure, Ciena enters into foreign currency contracts. Ciena does not enter into such contracts for speculative purposes.

As of August 2, 2025 and November 2, 2024, Ciena had forward contracts to hedge its foreign exchange exposure in order to reduce variability in certain currencies for expenses principally related to research and development activities. The notional amount of these contracts was approximately $325.3 million and $257.0 million as of August 2, 2025 and November 2, 2024, respectively. These foreign exchange contracts have maturities of 24 months or less and have been designated as cash flow hedges.

As of August 2, 2025 and November 2, 2024, Ciena had forward contracts designated as net investment hedges to minimize the effect of foreign exchange rate movements on its net investments in foreign operations. The notional amount of these contracts was approximately $63.0 million and $65.4 million as of August 2, 2025 and November 2, 2024, respectively. These foreign exchange contracts have maturities of 36 months or less and have been designated as net investment hedges.

As of August 2, 2025 and November 2, 2024, Ciena had forward contracts in place to hedge its foreign exchange exposure in order to reduce the variability in various currencies of certain balance sheet items. The notional amount of these contracts was approximately $138.5 million and $201.2 million as of August 2, 2025 and November 2, 2024, respectively. These foreign exchange contracts have maturities of 12 months or less and have not been designated as hedges for accounting purposes.

Interest Rate Derivatives

Ciena is exposed to floating rates of interest on its term loan borrowings (see Note 12 below) and has hedged such risk by entering into floating-to-fixed interest rate swap arrangements (“interest rate swaps”).

In April 2022, Ciena entered into forward starting interest rate swaps to fix the Secured Overnight Financing Rate (“SOFR”) for the first $350.0 million of its floating rate debt at 2.968% from September 2023 through September 2025 (“2025 interest rate swaps”). The total notional amount of the 2025 interest rate swaps was $350.0 million as of August 2, 2025 and November 2, 2024.

In January 2023, Ciena entered into interest rate swaps to fix SOFR for an additional $350.0 million of its floating rate debt at 3.47% through January 2028. The total notional amount of these interest rate swaps was $350.0 million as of August 2, 2025 and November 2, 2024.

In December 2023, Ciena entered into forward starting interest rate swaps to fix SOFR for an additional $350.0 million of its floating rate debt at 3.287% from September 2025 through December 2028 (“2028 forward starting interest rate swaps”). The total notional amount of the 2028 forward starting interest rate swaps effective September 2025 was $350.0 million as of August 2, 2025 and November 2, 2024.

Ciena expects the variable rate payments to be received under the terms of these interest rate swaps to offset exactly the forecasted variable rate payments on the equivalent notional amount of the Refinanced 2030 Term Loan (as defined in Note 12 below). These derivative contracts have been designated as cash flow hedges.

Other information regarding Ciena’s derivatives is immaterial for separate financial statement presentation. See Note 5 and Note 8 above.

(11) LEASES

Operating leases included on the Condensed Consolidated Balance Sheets for the fiscal periods indicated were as follows (in thousands):

	Classification	Balance at August 2, 2025	Balance at November 2, 2024
Operating leases:
Operating ROU Assets	Operating right-of-use assets	$40,347	$27,417
Operating lease liabilities	Operating lease liabilities and Long-term operating lease liabilities	$49,192	$39,562

Ciena added two new 10-year operating leases to its portfolio in the second quarter of fiscal 2025. The addition of these operating leases increased both operating right-of-use (“ROU”) assets and lease liabilities for fiscal 2025.

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

•be repayable at any time at Ciena’s election; and

•except as described above or otherwise set forth in the Amendment, have substantially identical terms as the 2030 Term Loan.

Except as amended by the Amendment, the remaining terms of the Credit Agreement remain in full force and effect.

The net carrying value of the Ciena’s term loans were comprised of the following as of the date indicated (in thousands):

	August 2, 2025				November 2, 2024
	Principal Balance	Unamortized Discount	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
Refinanced 2030 Term Loan	$1,149,615	$(3,738)	$(4,776)	$1,141,101	$—
2030 Term Loan	$—	$—	$—	$—	$1,148,347

Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the term loans. The amortization of deferred debt issuance costs for the term loans is included in interest expense and was approximately $0.7 million during both the first nine months of fiscal 2025 and fiscal 2024.

As of August 2, 2025, the estimated fair value of the Refinanced 2030 Term Loan was $1.15 billion. Ciena’s term loan is categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its term loan using a market approach based on observable inputs, such as current market transactions involving comparable securities.

Outstanding Senior Notes Payable

2030 Notes

On January 18, 2022, Ciena entered into an indenture among Ciena, as issuer, certain domestic subsidiaries of Ciena, as guarantors, and U.S. Bank National Association, as trustee, pursuant to which Ciena issued $400.0 million in aggregate principal amount of 4.00% fixed-rate senior notes due 2030 (the “2030 Notes”).

The net carrying value of the 2030 Notes was comprised of the following as of the dates indicated (in thousands):

	August 2, 2025			November 2, 2024
	Principal Balance	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
2030 Notes	$400,000	$(3,054)	$396,946	$396,427

Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the 2030 Notes. The amortization of deferred debt issuance costs for the 2030 Notes is included in interest expense and was approximately $0.5 million during both the first nine months of fiscal 2025 and fiscal 2024.

As of August 2, 2025, the estimated fair value of the 2030 Notes was $376.5 million. The 2030 Notes are categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its 2030 Notes using a market approach based on observable inputs, such as current market transactions involving comparable securities.

(13)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (“AOCI”), net of tax, for the nine months ended August 2, 2025 (in thousands):

	Unrealized Gain (Loss) on
	Available-for-sale Securities	Foreign Currency Forward Contracts	Interest Rate Swaps	Cumulative Translation Adjustment	Total
Balance at November 2, 2024	$798	$(4,880)	$8,668	$(51,297)	$(46,711)
Other comprehensive gain (loss) before reclassifications	(430)	2,871	(2,826)	5,619	5,234
Amounts reclassified from AOCI	—	2,932	(6,284)	—	(3,352)
Balance at August 2, 2025	$368	$923	$(442)	$(45,678)	$(44,829)

The following table summarizes the changes in AOCI, net of tax, for the nine months ended July 27, 2024 (in thousands):

	Unrealized Gain (Loss) on
	Available-for-sale Securities	Foreign Currency Forward Contracts	Interest Rate Swaps	Cumulative Translation Adjustment	Total
Balance at October 28, 2023	$(372)	$(8,156)	$18,962	$(48,201)	$(37,767)
Other comprehensive gain (loss) before reclassifications	493	(112)	1,728	2,961	5,070
Amounts reclassified from AOCI	—	3,848	(11,343)	—	(7,495)
Balance at July 27, 2024	$121	$(4,420)	$9,347	$(45,240)	$(40,192)

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

(14) EARNINGS PER SHARE CALCULATION

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
The following table presents the calculation of Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	August 2,	July 27,	August 2,	July 27,
	2025	2024	2025	2024
Net income	$50,308	$14,230	$103,849	$46,928
Basic weighted average shares outstanding	141,846	144,394	142,437	144,876
Effect of dilutive potential common shares	2,653	967	2,721	919
Diluted weighted average shares	144,499	145,361	145,158	145,795
Basic EPS	$0.35	$0.10	$0.73	$0.32
Diluted EPS	$0.35	$0.10	$0.72	$0.32
Antidilutive employee share-based awards, excluded	1,371	690	1,330	1,286

(15) STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On October 2, 2024, Ciena announced that its Board of Directors authorized a three-year program to repurchase up to $1.0 billion of its common stock, commencing in fiscal 2025 and continuing through the end of fiscal 2027.

During the first nine months of fiscal 2025, Ciena repurchased approximately 3.3 million shares of its common stock for an aggregate purchase price of approximately $245.2 million, which equates to an average price of $75.02 per share. As of August 2, 2025, Ciena has an aggregate of $754.8 million authorized and remaining under its stock repurchase program. Ciena is required to allocate the purchase price for the shares of Ciena’s stock repurchased as a reduction of common stock and additional paid-in capital.

Stock Repurchases Related to Stock Unit Award Tax Withholdings
Ciena repurchases shares of its common stock to satisfy employee tax withholding obligations due on vesting of stock unit awards. The related purchase price of $60.0 million for the shares of Ciena’s stock repurchased during the first nine months of fiscal 2025 is reflected as a reduction to stockholders’ equity. Ciena is required to allocate the purchase price of the repurchased shares as a reduction of common stock and additional paid-in capital.

(16) SHARE-BASED COMPENSATION EXPENSE

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended		Nine Months Ended
	August 2,	July 27,	August 2,	July 27,
	2025	2024	2025	2024
Products	$2,027	$1,660	$5,810	$4,738
Services	3,941	3,122	11,327	9,486
Share-based compensation expense included in cost of goods sold	5,968	4,782	17,137	14,224
Research and development	16,749	13,118	48,007	40,064
Selling and marketing	13,277	10,315	38,523	31,786
General and administrative	11,008	9,257	32,176	29,211
Share-based compensation expense included in operating expense	41,034	32,690	118,706	101,061
Share-based compensation expense capitalized in inventory, net	(74)	(114)	(147)	148
Total share-based compensation expense	$46,928	$37,358	$135,696	$115,433

As of August 2, 2025, total unrecognized share-based compensation expense was approximately $284.0 million, which relates to unvested stock unit awards and is expected to be recognized over a weighted-average period of 1.4 years.

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
The table below sets forth Ciena’s segment profit (loss) and the reconciliation to net income for the periods presented (in thousands):

	Quarter Ended		Nine Months Ended
	August 2,	July 27,	August 2,	July 27,
	2025	2024	2025	2024
Segment profit (loss):
Networking Platforms	$181,993	$106,870	$482,784	$387,211
Platform Software and Services	54,529	53,131	168,077	165,171
Blue Planet Automation Software and Services	4,192	4,705	13,059	(10,127)
Global Services	50,467	50,351	144,389	145,776
Total segment profit	291,181	215,057	808,309	688,031
Less: Non-performance operating expenses
Selling and marketing	148,724	121,520	424,911	373,749
General and administrative	60,596	58,248	171,450	162,504
Significant asset impairments and restructuring costs	1,770	1,361	5,262	21,987
Amortization of intangible assets	6,556	7,185	19,646	22,384
Add: Other non-performance financial items
Interest and other income, net	15,090	14,013	34,539	36,460
Interest expense	(22,806)	(24,401)	(67,421)	(72,038)
Loss on extinguishment and modification of debt	—	—	(729)	—
Less: Provision for income taxes	15,511	2,125	49,580	24,901
Net income	$50,308	$14,230	$103,849	$46,928

Entity-Wide Reporting
Ciena's long-lived assets, including equipment, building, furniture and fixtures, operating ROU assets, finite-lived intangible assets, and maintenance spares, are not reviewed by Ciena's chief operating decision maker for purposes of evaluating performance and allocating resources. As of August 2, 2025, equipment, building, furniture and fixtures, net, totaled $368.3 million, and operating ROU assets totaled $40.3 million both of which support asset groups within Ciena’s four operating segments and unallocated selling and general and administrative activities. As of August 2, 2025, finite-lived intangible assets, goodwill, and maintenance spares are assigned to asset groups within the following segments (in thousands):

	August 2, 2025
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Other intangible assets, net	$137,558	—	1,115	—	$138,673
Goodwill	$199,588	156,191	89,049	—	$444,828
Maintenance spares, net	$—	—	—	86,431	$86,431

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

	August 2, 2025	November 2, 2024
Canada	$311,313	$283,760
United States	44,432	49,195
Other International	52,950	32,184
Total	$408,695	$365,139

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
Purchase Obligations
Ciena has certain advanced commitments for supply of certain long lead time components. As of August 2, 2025, Ciena had $1.8 billion in outstanding purchase commitments to contract manufacturers and component suppliers for inventory. In certain instances, Ciena is permitted to cancel, reschedule or adjust these commitments. Consequently, only a portion of this amount relates to firm, non-cancelable and unconditional obligations.
(19) SUBSEQUENT EVENTS

Stock Repurchase Program

From the end of the third quarter of fiscal 2025 through August 29, 2025, Ciena repurchased 286,619 shares of its common stock for an aggregate purchase price of $26.4 million at an average price of $92.10 per share, inclusive of repurchases pending settlement under its current stock repurchase program. As of August 29, 2025, Ciena has an aggregate of $728.4 million of authorized funds remaining under this repurchase program.

Reallocation of Innovation Investment and Fiscal 2025 Restructuring Plan
On August 26, 2025, in order to align Ciena’s strategic investments with our highest-growth demand opportunities, its executive team determined to cease forward investment in certain broadband development initiatives, primarily 25G PON, within the routing and switching product line of the Network Platforms operating segment. Ciena intends to continue support and development of its 10G PON-based products.
Ciena’s executive team also approved a restructuring plan intended to deliver increased operating efficiencies and, as a result, commencing during the fourth quarter of fiscal 2025, Ciena is implementing a workforce reduction of approximately 4%

to 5% of its global headcount, which includes employees associated with the broadband development initiatives discussed above.
The estimated cash cost related to these actions is approximately $20.0 million and represents employee severance and related costs. As such, we expect an expense of approximately $20.0 million to be incurred in the fourth quarter of fiscal 2025. In addition, Ciena anticipates that its decision to cease future investment in 25G PON will result in a non-cash charge in the fourth quarter of fiscal 2025 related to the abandonment of its in-process R&D intangible asset, which has a carrying value of $89.1 million as of August 2, 2025. During the fourth quarter of fiscal 2025, Ciena will also evaluate the impact of these actions on other assets including, but not limited to, inventory and fixed assets.

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

We believe that our investment capacity and our efforts to push the pace of innovation are important competitive differentiators in our markets. Keeping pace with the market’s demand for technology innovation requires considerable research and development investment capacity and expenditures, and research and development spending represented 18.1% of our revenue in the first nine months of fiscal 2025. During the first nine months of fiscal 2025, we invested $619.4 million in research and development activities, an increase of 8.4% compared to the first nine months of fiscal 2024. In particular, in an effort to capture certain market opportunities created by the impact of AI on networks, we have continued to innovate, increase the performance of, and enhance the capabilities for our leading WaveLogicTM coherent modem technology in multiple form factors. Through this innovation, we seek to extend our leadership in our core business and leverage this to expand our addressable market into complementary and adjacent network applications, including inside and around the data center.

Business Momentum

The optical component industry has been experiencing increased demand, in particular as a result of cloud provider expenditures related to AI and other applications. This increased demand has led to an industry-wide constrained supply environment with extended lead times, resulting in some customers accelerating future orders.

During the third quarter of fiscal 2025, we continued to experience broad-based business momentum, with orders for our products and services significantly exceeding our revenue, resulting in increased backlog. We believe some portion of this order growth was impacted by the industry dynamics described above. We experienced year-over-year order growth in our major customer segments, particularly with cloud provider customers and large communications service provider customers, with a single cloud provider customer continuing to provide a significant volume of orders. As a result, our revenue increased by 29.4% to $1.2 billion in the third quarter of fiscal 2025 as compared to $942.3 million in the third quarter of fiscal 2024. Two of our top five customers by revenue for the third quarter of fiscal 2025 were cloud providers. Although our business remains subject to quarterly fluctuations due to customer purchasing patterns and supply chain dynamics, we continue to believe that certain trends and shifts in business and consumer behaviors and the drivers of bandwidth demand described above under the heading “Overview - Market Opportunity and Investment in Technology Innovation” in this Item 2 represent long-term opportunities for our business.

Reallocation of Innovation Investment and Fiscal 2025 Restructuring Plan
During the fourth quarter of fiscal 2025, in order to align our strategic investments with our highest-growth demand opportunities, our executive team determined to cease forward investment in certain broadband development initiatives, primarily 25G PON, within the routing and switching product line of the Network Platforms operating segment. We intend to continue support and development of our 10G PON-based products.
Our executive team also approved a restructuring plan intended to deliver increased operating efficiencies and, as a result, commencing during the fourth quarter of fiscal 2025, we are implementing a workforce reduction of approximately 4% to 5% of our global headcount, which includes employees associated with the broadband development initiatives discussed above.
For additional information on the expected impact of these decisions on our financial results, see Note 19 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
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

Revenue

Our revenue increased by 29.4%, or $277.1 million in the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024, and 18.2%, or $526.7 million in the first nine months of fiscal 2025 as compared to the first nine months of fiscal 2024.

Operating Segment Revenue

The table below sets forth the changes in our operating segment revenue for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	August 2, 2025	July 27, 2024	%*	August 2, 2025	July 27, 2024	%*
Revenue:
Networking Platforms
Optical Networking	$815,497	$606,845	34.4%	$2,317,062	$1,862,917	24.4%
%**	66.9%	64.4%		67.8%	64.4%
Routing and Switching	125,857	92,692	35.8%	311,749	320,113	(2.6)%
%**	10.3%	9.8%		9.1%	11.1%
Total Networking Platforms	941,354	699,537	34.6%	2,628,811	2,183,030	20.4%
%**	77.2%	74.2%		76.9%	75.5%

Platform Software and Services	89,961	83,212	8.1%	270,469	258,402	4.7%
%**	7.4%	8.9%		7.9%	8.9%

Blue Planet Automation Software and Services	27,805	25,791	7.8%	81,787	54,167	51.0%
%**	2.3%	2.7%		2.4%	1.9%

Global Services
Maintenance Support and Training	80,743	74,344	8.6%	234,758	225,869	3.9%
%**	6.6%	7.9%		6.9%	7.8%
Installation and Deployment	65,878	46,484	41.7%	171,735	132,993	29.1%
%**	5.4%	4.9%		5.0%	4.6%
Consulting and Network Design	13,644	12,940	5.4%	29,963	36,382	(17.6)%
%**	1.1%	1.4%		0.9%	1.3%
Total Global Services	160,265	133,768	19.8%	436,456	395,244	10.4%
%**	13.1%	14.2%		12.8%	13.7%

Total revenue	$1,219,385	$942,308	29.4%	$3,417,523	$2,890,843	18.2%
_____________________________
*    Denotes % change from fiscal 2024 to fiscal 2025
**     Denotes % of total revenue

Quarter ended August 2, 2025 as compared to the quarter ended July 27, 2024
•Networking Platforms segment revenue increased by $241.9 million.
•Optical Networking products revenue increased by $208.7 million, primarily driven by increases in sales of our 6500 Reconfigurable Line Systems (“RLS”), as well as increases in sales of our Waveserver® system and our coherent pluggables, in each case primarily to cloud provider customers. These sales were partially offset by a sales decrease of our 6500 Packet-Optical Platform, primarily to enterprise customers.
•Routing and Switching products revenue increased by $33.2 million, primarily driven by an increase in sales of our 3000 and 5000 series of service delivery and aggregation platforms to communications service providers and cloud provider customers, partially offset by a decrease in sales of our virtualization software to communications service providers.
•Platform Software and Services segment revenue increased by $6.7 million, primarily reflecting sales increases of our Navigator Network Control SuiteTM domain controller solution.
•Blue Planet Automation Software and Services segment revenue increased by $2.0 million, primarily reflecting sales increases in our orchestration software and inventory management software services, partially offset by sales decreases of our inventory management software.
•Global Services segment revenue increased by $26.5 million, primarily reflecting a sales increase in our installation and deployment and maintenance support and training services.

Nine months ended August 2, 2025 as compared to the nine months ended July 27, 2024
•Networking Platforms segment revenue increased by $445.8 million.
•Optical Networking sales increased by $454.1 million, primarily driven by increases in sales of our RLS as well as increases in sales of our coherent pluggables, both primarily to cloud provider customers, and our 6500 Packet-Optical Platforms, primarily to communications service provider customers.
•Routing and Switching sales decreased by $8.3 million, primarily driven by decreases in sales of other software.
•Platform Software and Services segment revenue increased by $12.1 million, primarily reflecting sales increases of our software consulting services and our software maintenance services.
•Blue Planet Automation Software and Services segment revenue increased by $27.6 million, primarily reflecting sales increases in our unified assurance and analytics software, orchestration software, and our inventory management software services.
•Global Services segment revenue increased by $41.2 million, primarily reflecting sales increases in our installation and deployment and maintenance support and training services, partially offset by a sales decrease in our consulting and network design services.

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

The following table reflects our geographic distribution of revenue, principally based on the relevant location for our delivery of products and performance of services. The table sets forth the changes in geographic distribution of revenue for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	August 2, 2025	July 27, 2024	%*	August 2, 2025	July 27, 2024	%*
Americas	$923,627	$718,605	28.5%	$2,553,081	$2,099,680	21.6%
%**	75.7%	76.3%		74.7%	72.6%
EMEA	186,018	135,009	37.8%	535,519	498,212	7.5%
%**	15.3%	14.3%		15.7%	17.3%
APAC	109,740	88,694	23.7%	328,923	292,951	12.3%
%**	9.0%	9.4%		9.6%	10.1%
Total	$1,219,385	$942,308	29.4%	$3,417,523	$2,890,843	18.2%
_____________________________________
*    Denotes % change from fiscal 2024 to fiscal 2025
**     Denotes % of total revenue

Quarter ended August 2, 2025 as compared to the quarter ended July 27, 2024
•Americas revenue increased by $205.0 million, primarily driven by increased sales to cloud providers in the United States.
•EMEA revenue increased by $51.0 million, primarily driven by increased sales to cloud providers in the Netherlands.
•APAC revenue increased by $21.1 million, primarily driven by increased sales to communications service providers and cloud providers, partially offset by decreased sales to enterprise customers.
Nine months ended August 2, 2025 as compared to the nine months ended July 27, 2024
•Americas revenue increased by $453.4 million, primarily driven by increased sales to cloud providers as well as increased sales to communications service providers, each primarily in the United States.

•EMEA revenue increased by $37.3 million, primarily driven by increased sales to cloud providers and communications service providers partially offset by decreased sales to submarine network operators.
•APAC revenue increased by $36.0 million, primarily driven by increased sales to communications service providers in India and Japan, partially offset by decreased sales to enterprise customers in Australia and Vietnam.

Currency Fluctuations
During the third quarter and first nine months of fiscal 2025, approximately 13.3% and 13.8% of our revenue was non-U.S. Dollar-denominated, respectively. During the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024, the U.S. Dollar generally weakened against other currencies, and during the first nine months of fiscal 2025 as compared to the first nine months of fiscal 2024, the U.S. Dollar generally strengthened against other currencies. These currency fluctuations had a positive effect on our revenue reported in U.S. Dollars of approximately $3.6 million, or 0.3%, as compared to the third quarter of fiscal 2024, and had an adverse effect on our revenue reported in U.S Dollars of approximately $5.6 million, or 0.2%, as compared to the first nine months of fiscal 2024.

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

The tables below set forth the changes in revenue, cost of goods sold and gross profit for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	August 2, 2025	July 27, 2024	%*	August 2, 2025	July 27, 2024	%*
Total revenue	$1,219,385	$942,308	29.4%	$3,417,523	$2,890,843	18.2%
Total cost of goods sold	716,306	538,363	33.1%	1,989,785	1,631,275	22.0%
Gross profit	$503,079	$403,945	24.5%	$1,427,738	$1,259,568	13.4%
%**	41.3%	42.9%		41.8%	43.6%
_____________________________________
*    Denotes % change from fiscal 2024 to fiscal 2025
**     Denotes % of total revenue

Quarter ended August 2, 2025 as compared to the quarter ended July 27, 2024
•Gross profit increased by $99.1 million. Gross margin decreased by 160 basis points, primarily reflecting decreased services margins.
•Gross profit on products increased by $100.8 million from $296.0 million for the third quarter of fiscal 2024 to $396.8 million for the third quarter of fiscal 2025. Product gross margin of 40.6% did not change for the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024. However, in the third quarter of fiscal 2025, we experienced unfavorable product mix partially offset by improved manufacturing efficiencies and product cost reductions, as compared to the third quarter of fiscal 2024.
•Gross profit on services decreased by $1.7 million from $108.0 million for the third quarter of fiscal 2024 to $106.3 million for the third quarter of fiscal 2025. Services gross margin decreased by 690 basis points, from 50.7% for the third quarter of fiscal 2024 to 43.8% for the third quarter of fiscal 2025, primarily due to increased costs related to delivering maintenance arrangements.
Nine months ended August 2, 2025 as compared to the nine months ended July 27, 2024

•Gross profit increased by $168.2 million. Gross margin decreased by 180 basis points, reflecting decreased products and services margin.
•Gross profit on products increased by $158.5 million from $950.9 million for the first nine months of fiscal 2024 to $1.11 billion for the first nine months of fiscal 2025. Product gross margin decreased by 140 basis points, from 42.0% for the first nine months of fiscal 2024 to 40.6% for the first nine months of fiscal 2025, primarily due to unfavorable product mix, partially offset by manufacturing efficiencies.
•Gross profit on services increased by $9.7 million from $308.7 million for the first nine months of fiscal 2024 to $318.4 million for the first nine months of fiscal 2025. Services gross margin decreased by 320 basis points, from 49.5% for the first nine months of fiscal 2024 to 46.3% for the first nine months of fiscal 2025, primarily due to increased costs related to delivering maintenance arrangements.

Operating Expense
The component elements that comprise each of our operating expense categories in the table below are set forth in the “Consolidated Results of Operations - Operating Expense” in Item 7 of Part II of our 2024 Annual Report. The table below sets forth the changes in operating expense for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	August 2, 2025	July 27, 2024	%*	August 2, 2025	July 27, 2024	%*
Research and development	$211,898	$188,888	12.2%	$619,429	$571,537	8.4%
%**	17.4%	20.0%		18.1%	19.8%
Selling and marketing	148,724	121,520	22.4%	424,911	373,749	13.7%
%**	12.2%	12.9%		12.4%	12.9%
General and administrative	60,596	58,248	4.0%	171,450	162,504	5.5%
%**	5.0%	6.2%		5.0%	5.6%
Significant asset impairments and restructuring costs	1,770	1,361	30.1%	5,262	21,987	(76.1)%
%**	0.1%	0.1%		0.2%	0.8%
Amortization of intangible assets	6,556	7,185	(8.8)%	19,646	22,384	(12.2)%
%**	0.5%	0.8%		0.6%	0.8%
Total operating expenses	$429,544	$377,202	13.9%	$1,240,698	$1,152,161	7.7%
%**	35.2%	40.0%		36.3%	39.9%
_____________________________________
*    Denotes % change from fiscal 2024 to fiscal 2025
**     Denotes % of total revenue

Quarter ended August 2, 2025 as compared to the quarter ended July 27, 2024
•Research and development expense increased by $23.0 million. Net of hedging, this increase primarily reflects increases in employee-related compensation costs primarily due to increases in incentive compensation, partially offset by lower prototype expense.
•Selling and marketing expense increased by $27.2 million. This increase primarily reflects increases in employee-related compensation costs primarily due to increases in incentive compensation.
•General and administrative expense increased by $2.3 million. This increase primarily reflects increases in employee-related compensation costs primarily due to increases in incentive compensation, partially offset by lower legal fees.
•Significant asset impairments and restructuring costs remained relatively unchanged.
•Amortization of intangible assets remained relatively unchanged.
Nine months ended August 2, 2025 as compared to the nine months ended July 27, 2024
•Research and development expense increased by $47.9 million. Net of hedging, this increase primarily reflects increases in employee-related compensation costs primarily due to increases in incentive compensation, and professional services related to design engineering, fabrication and production of ASIC chips, partially offset by lower prototype expense.

•Selling and marketing expense increased by $51.2 million. This increase primarily reflects increases in employee-related compensation costs primarily due to increases in incentive compensation, and increases in travel and entertainment costs.
•General and administrative expense increased by $8.9 million. This increase primarily reflects increases in employee-related compensation costs primarily due to increases in incentive compensation, partially offset by lower legal fees and bad debt expense.
•Significant asset impairments and restructuring costs decreased by $16.7 million primarily due to a reduction in restructuring activities. For more information on our restructuring costs, see Note 4 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
•Amortization of intangible assets decreased by $2.7 million, primarily reflecting certain intangible assets having reached the end of their economic lives.

Currency Fluctuations
During the third quarter and first nine months of fiscal 2025, approximately 47.7% and 48.2% of our operating expense was non-U.S. Dollar-denominated, respectively. During the third quarter and first nine months of fiscal 2025, as compared to the third quarter and first nine months of fiscal 2024, the U.S. Dollar fluctuated against other currencies. These currency fluctuations, net of hedging, had the effect of reducing our operating expense by a negligible amount as compared to the third quarter of fiscal 2024, and $12.3 million, or 1.0% as compared to the first nine months of fiscal 2024.

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
The table below sets forth the changes in our segment profit (loss) for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	August 2, 2025	July 27, 2024	%*	August 2, 2025	July 27, 2024	%*
Segment profit (loss):
Networking Platforms	$181,993	$106,870	70.3%	$482,784	$387,211	24.7%
Platform Software and Services	$54,529	$53,131	2.6%	$168,077	$165,171	1.8%
Blue Planet Automation Software and Services	$4,192	$4,705	(10.9)%	$13,059	$(10,127)	229.0%
Global Services	$50,467	$50,351	0.2%	$144,389	$145,776	(1.0)%
_____________________________________
*    Denotes % change from fiscal 2024 to fiscal 2025

Quarter ended August 2, 2025 as compared to the quarter ended July 27, 2024
•Networking Platforms segment profit increased by $75.1 million, primarily due to higher sales volume as described above, partially offset by higher research and development costs.
•Platform Software and Services segment profit increased by $1.4 million, primarily due to higher sales volume as described above, partially offset by reduced services margin as described above, and increased research and development costs.
•Blue Planet Automation Software and Services segment profit slightly decreased, primarily due to reduced services margin, partially offset by higher sales volume as described above.
•Global Services segment profit slightly increased, primarily due to increased sales volume as described above, partially offset by reduced services margin also described above.
Nine months ended August 2, 2025 as compared to the nine months ended July 27, 2024

•Networking Platforms segment profit increased by $95.6 million, primarily due to higher sales volume, partially offset by reduced product margin as described above, and higher research and development costs.
•Platform Software and Services segment profit increased by $2.9 million, primarily due to higher services sales volume, partially offset by increased research and development costs and reduced margins as described above.
•Blue Planet Automation Software and Services segment profit increased by $23.2 million, primarily due to higher sales volume as described above, improved margins, and lower research and development costs.
•Global Services segment profit slightly decreased by $1.4 million, primarily due to reduced services margins as described above, partially offset by increased sales volume also described above.

Other Items
The table below sets forth the changes in other items for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	August 2, 2025	July 27, 2024	%*	August 2, 2025	July 27, 2024	%*
Interest and other income, net	$15,090	$14,013	7.7%	$34,539	$36,460	(5.3)%
%**	1.2%	1.5%		1.0%	1.3%
Interest expense	$22,806	$24,401	(6.5)%	$67,421	$72,038	(6.4)%
%**	1.9%	2.6%		2.0%	2.5%
Loss on extinguishment and modification of debt	$—	$—	—%	$729	$—	100.0%
%**	—%	—%		—%	—%
Provision for income taxes	$15,511	$2,125	629.9%	$49,580	$24,901	99.1%
%**	1.3%	0.2%		1.5%	0.9%
_____________________________________
*    Denotes % change from fiscal 2024 to fiscal 2025
**     Denotes % of total revenue

Quarter ended August 2, 2025 as compared to the quarter ended July 27, 2024
•Interest and other income, net remained relatively unchanged.
•Interest expense decreased by $1.6 million, primarily due to lower interest rates on our floating rate debt, net of hedging activity. For more information on our short-term and long-term debt, see Note 12 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
•Provision for income taxes increased by $13.4 million, primarily due to the increase in income before income taxes.
Nine months ended August 2, 2025 as compared to the nine months ended July 27, 2024
•Interest and other income, net decreased by $1.9 million, primarily resulting from lower interest income on our investments, partially offset by the impact of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity.
•Interest expense decreased by $4.6 million, primarily due to lower interest rates on our floating rate debt, net of hedging activity. For more information on our short-term and long-term debt, see Note 12 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
•Loss on extinguishment and modification of debt reflects the refinance of our 2030 Term Loan in the first quarter of fiscal 2025. See Note 12 to our Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this report for more details.
•Provision for income taxes increased by $24.7 million, primarily due to the increase in income before income taxes.

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
Principal Sources of Liquidity. Our principal sources of liquidity on hand include our cash, cash equivalents, and investments, which, as of August 2, 2025, totaled $1.4 billion, as well as the unused portion of our senior secured revolving credit facility (the “Revolving Credit Facility”), to which we and certain of our subsidiaries are parties. The Revolving Credit Facility provides for a total commitment of $300.0 million with a maturity date of October 24, 2028. We principally use the Revolving Credit Facility to support the issuance of letters of credit that arise in the ordinary course of our business and for general corporate purposes. As of August 2, 2025, letters of credit totaling $52.1 million were issued under the Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility as of August 2, 2025.
Foreign Liquidity. The amount of cash, cash equivalents and short-term investments held by our foreign subsidiaries was $539.5 million as of August 2, 2025. Approximately $92.1 million of future cash generated from these foreign subsidiaries is expected to be repatriated, with any remaining amount continuing to be indefinitely reinvested. A deferred tax liability related to the expected repatriation amount was accrued in fiscal 2023. There are no other significant temporary differences related to our investment in the foreign subsidiaries for which a deferred tax liability has not been recognized.
Stock Repurchase Authorization. On October 2, 2024, we announced that our Board of Directors authorized a program to repurchase up to $1.0 billion of our common stock, which replaced in its entirety the previous stock repurchase program authorized in fiscal 2022. During the first nine months of fiscal 2025, we repurchased $245.2 million of our common stock under the stock repurchase program, and $754.8 million remained under the current repurchase authorization as of August 2, 2025. The amount and timing of any further repurchases under our stock repurchase program are subject to a variety of factors including liquidity, cash flow, stock price, and general business and market conditions. The program may be modified, suspended, or discontinued at any time. See Note 15 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report as well as Item 2 of Part II of this report.

Cash Flows

The following table sets forth changes in our cash, cash equivalents, and investments in marketable debt securities for the periods indicated (in thousands):

	August 2, 2025	November 2, 2024	Increase (Decrease)
Cash and cash equivalents	$1,055,976	$934,863	$121,113
Short-term investments in marketable debt securities	270,380	316,343	(45,963)
Long-term investments in marketable debt securities	64,397	80,920	(16,523)
Total cash, cash equivalents, and investments in marketable debt securities	$1,390,753	$1,332,126	$58,627

Cash, cash equivalents and investments increased by $58.6 million during the first nine months of fiscal 2025. Cash from operating activities generated $435.0 million which was partially offset by the following: (i) cash used for stock repurchases under our stock repurchase program of $250.0 million; (ii) cash used to fund our investing activities for capital expenditures totaling $95.4 million; (iii) stock repurchases on vesting of our stock unit awards to employees relating to tax withholding of $60.0 million; and (iv) cash used for payments on our term loan due October 28, 2030 of $8.7 million. In addition to cash provided by operating activities, proceeds from the issuance of equity under our employee stock purchase plan provided $35.9 million in cash during the nine months ended August 2, 2025.

Cash Provided By Operating Activities
The following sections set forth the components of our $435.0 million of cash provided by operating activities during the first nine months of fiscal 2025. Net income (adjusted for non-cash charges) provided cash of approximately $369.5 million and cash provided by operating assets and liabilities was approximately $65.5 million.

Net income (adjusted for non-cash charges)

The following table sets forth our net income (adjusted for non-cash charges) during the period (in thousands):

Nine Months Ended
August 2, 2025
Net income	$103,849
Adjustments for non-cash charges:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	76,637
Share-based compensation expense	135,696
Amortization of intangible assets	26,343
Deferred taxes	(21,709)
Provision for inventory excess and obsolescence	34,185
Provision for warranty	16,302
Other	(1,838)
Net income (adjusted for non-cash charges)	$369,465

Operating Assets and Liabilities
Operating asset and liability requirements decreased by $65.5 million during the period. The following table sets forth the major components of the cash changes in operating assets and liabilities (in thousands):

Nine Months Ended
August 2, 2025
Accounts receivable	$(116,887)
Inventories	(73,493)
Prepaid expenses and other	137,440
Accounts payable, accruals, and other obligations	83,354
Deferred revenue	38,246
Operating lease assets and liabilities, net	(3,109)
Total cash provided by operating assets and liabilities	$65,551

As compared to the end of fiscal 2024, for the first nine months of fiscal 2025:

•The change in accounts receivable primarily reflects the timing of cash collections from customers and increased sales volume;
•The change in inventories primarily reflects increases in raw materials;
•The change in prepaid expenses and other primarily reflects reduced refundable cash advances to a third-party contract manufacturer partially offset by increased contract assets for unbilled accounts receivable;
•The change in accounts payable, accruals, and other obligations primarily reflects a higher accrual associated with our annual incentive compensation plan, the timing of payments to suppliers and the timing of payments for payroll, partially offset by timing of payments for income taxes;
•The change in deferred revenue primarily represents an increase in advanced payments received on multi-year maintenance contracts from customers prior to revenue recognition; and
•The change in operating lease assets and liabilities, net, represents cash paid for operating lease payments in excess of operating lease costs.

Our days sales outstanding (“DSOs”) decreased from 97 for the first nine months of fiscal 2024 to 94 for the first nine months of fiscal 2025. The calculation of DSOs includes accounts receivables, net, and contract assets for unbilled receivables, net included in prepaid expenses and other. Our inventory turns increased from 1.9 for the first nine months of fiscal 2024 to 2.5 for the first nine months of fiscal 2025.

Cash Paid for Interest, Net

The following table sets forth the cash paid for interest, net, during the period (in thousands):

Nine Months Ended
August 2, 2025
2030 Term Loan terminated January 17, 2025(1)	$18,639
Refinanced 2030 Term Loan due October 28, 2030(2)	35,991
2030 Senior Notes due January 31, 2030(3)	16,000
Interest rate swaps(4)	(6,284)
Revolving Credit Facility(5)	1,364
Finance leases	2,533
Cash paid during period	$68,243

(1) The 2030 Term Loan bore interest at SOFR for the chosen borrowing period plus a spread of 2.00% subject to a minimum SOFR rate of 0.00%.
(2) Interest on the Refinanced 2030 Term Loan is payable periodically based on the interest period selected for borrowing. The Refinanced 2030 Term Loan bears interest at SOFR for the chosen borrowing period plus a spread of 1.75% subject to a minimum SOFR rate of 0.00%. At the end of the third quarter of fiscal 2025, the interest rate on the Refinanced 2030 Term Loan was 6.10%.
(3) The 2030 Notes bear interest at a rate of 4.00% per annum. Interest is payable on the 2030 Notes in arrears on January 31 and July 31 of each year.
(4) Our interest rate swaps fix the SOFR rate for $350.0 million of our Term Loan at 3.47% through January 2028 and another $350.0 million of our Term Loan at 2.968% through September 2025.
(5) During the first nine months of fiscal 2025, we utilized the Revolving Credit Facility to issue certain standby letters of credit and paid nominal commitment fees, interest expense and other administrative charges primarily relating to the Revolving Credit Facility.
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

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. Before investing in our securities, you should consider carefully the information contained in this report and in our 2024 Annual Report, including the information under “Risk Factors” in Item 1A of Part I thereof. This report contains forward-looking statements that involve risks and uncertainties. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Cautionary Note Regarding Forward-Looking Statements” in Item 2 of Part I of this report. Our actual results could differ materially from those contained in the forward-looking statements. Any of the risks discussed in our 2024 Annual Report, in this report, in other reports we file with the SEC, and other risks we have not anticipated or discussed, could have a material adverse impact on our business, financial condition, or results of operations. Except as set forth below, there has been no material change to the material factors that make an investment in our securities speculative or risky from those presented in our 2024 Annual Report.

Tariffs and other import measures imposed by the United States or other countries may adversely affect our business, operations, and financial results.
In January 2025, the U.S. government commenced a broad review of U.S. trade relations and began imposing, or threatening to impose, tariffs on certain countries, materials, and industries. In response, certain impacted countries have imposed or threatened various retaliatory tariffs or other trade restrictions. We rely on a global sourcing strategy and third-party contract manufacturers outside of the United States to perform substantially all of our manufacturing. Moreover, revenue in the United States represented approximately 70% of our revenue in fiscal 2024. Significant changes to trade policy, the imposition of tariffs, or retaliatory responses thereto, have adversely impacted and could materially adversely impact our business, operations, and financial results, including by increasing our costs, by decreasing our profit margins, and/or by making our products less competitive. The tariff policy environment has been and can be expected to continue to be dynamic. Tariffs recently implemented that have impacted or could materially impact our business include tariffs on imports:
•from Canada and Mexico, as products making up a significant portion of our revenue are manufactured in or distributed from Mexico, and we generally introduce new products and conduct related early volume manufacturing in Canada;
•of steel, aluminum, and copper, including derivative goods that include certain of our products;
•from China, as our supply chain includes certain China-based suppliers; and
•from a wide range of countries globally, including Thailand and Vietnam, where we also rely on third-party manufacturing operations for a significant portion of our revenue.

Additionally, we currently rely upon certain trade agreements and product or technology based exemptions that reduce our tariff exposure. The U.S. government is currently investigating imports of a range of different products, including semiconductors and critical raw minerals, and derivative products relevant to our business and products, which could result in material additional tariffs. There can be no guarantee as to which of our products will be impacted by new or changing tariffs, or that they will remain eligible for exceptions under existing or future trade agreements or executive orders.
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
Certain tariffs that have been implemented or proposed are subject to legal challenges, but there can be no assurance that such challenges will be successful or that, if successful, additional or alternative tariffs will not be imposed. The results of such legal challenges, including any potential resulting retroactive changes to tariffs, could adversely impact our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

The following table provides a summary of repurchases of our common stock during the third quarter of fiscal 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
May 4, 2025 to May 31, 2025	318,958	$78.63	318,958	$811,575
June 1, 2025 to June 28, 2025	329,467	$76.12	329,467	$786,495
June 29, 2025 to August 2, 2025	377,372	$83.95	377,372	$754,816
	1,025,797	$79.78	1,025,797

(1) On October 2, 2024, we announced that our Board of Directors authorized a program to repurchase up to $1.0 billion of our common stock, which replaced in its entirety the previous stock repurchase program. The program may be modified, suspended, or discontinued at any time. During the third quarter of fiscal 2025, we repurchased $81.8 million of our common stock under the stock repurchase program, and we had $754.8 million remaining under the current repurchase authorization as of August 2, 2025. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Stock Repurchase Authorization” in Item 2 of Part I of this report and Note 15 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for information regarding the stock repurchase program authorized by our Board of Directors.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Arrangements
The following table describes, for the third quarter of fiscal 2025, each trading arrangement for the sale or purchase of our securities adopted, terminated or for which the amount, pricing or timing provisions were modified by our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased or Sold
Dino DiPerna (Senior Vice President, Global Research & Development)	Adoption (July 11, 2025)	Rule 10b5-1 trading arrangement	Sales	Until July 24, 2026, or such earlier date upon which all transactions are completed or expire without execution (1)	(2)
Brodie Gage (Senior Vice President, Global Products & Supply Chain)	Adoption (July 1, 2025)	Rule 10b5-1 trading arrangement	Sales	Until December 31, 2026, or such earlier date upon which all transactions are completed or expire without execution (3)	Up to 7,150 shares of common stock

(1)    Sales under this arrangement will not begin until November 17, 2025, following expiration of Mr. DiPerna’s existing Rule 10b5-1 trading arrangement.

(2)    The aggregate number of shares of common stock to be sold pursuant to Mr. DiPerna’s arrangement is up to (i) 6,391 shares of common stock, plus (ii) up to 50% of the net after-tax shares of common stock to be received as a result of the vesting on December 20, 2025 of an aggregate of (a) 2,616 earned performance stock units, (b) performance stock units that have not yet been earned, the actual number of which depends on performance and ranges from 0% to 200% of the 3,829 shares subject to the award at the target level of performance, and (c) 3,965 restricted stock units, plus (iii) up to 50% of the net after-tax shares of common stock to be received as a result of the vesting on March 20, 2026 of an aggregate of up to 3,368 restricted stock units, plus (iv) up to 50% of the net after-tax shares of common stock to be received as a result of the vesting on June 20, 2026 of an aggregate of 3,370 restricted stock units. The actual number of net after-tax shares to be received will vary based on the market price of our common stock at the time of settlement.

(3)    Sales under this arrangement will not begin until December 15, 2025, following expiration of Mr. Gage’s existing Rule 10b5-1 trading arrangement.

Item 6. Exhibits

10.1
Employment Offer Letter between Ciena Corporation and Marc D. Graff, dated June 13, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36250) filed with the Securities and Exchange Commission on June 18, 2025).*

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

Ciena Corporation
Date:	September 4, 2025	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	September 4, 2025	By:	/s/ Marc D. Graff
Marc D. Graff
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)