Form 10-K
period 2025-11-01
CIENA CORP
filed 2025-12-12
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	November 1, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of May 3, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10.3 billion based on the closing price of the Common Stock on the New York Stock Exchange on that date.
The number of shares of the registrant’s Common Stock outstanding as of December 5, 2025 was 140,854,735.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this annual report on Form 10-K (the “annual report”) incorporates by reference certain portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this annual report.

CIENA CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED NOVEMBER 1, 2025

PART I
Cautionary Note Regarding Forward-Looking Statements

This annual report contains statements that discuss future events or expectations, projections of results of operations or financial condition, changes in the markets for our products and services, trends in our business, business prospects and strategies, and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “would,” “can,” “should,” “could,” “expects,” “future,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “projects,” “targets,” or “continue” or the negative of those words and other comparable words. These statements may relate to, among other things: our competitive landscape; market conditions and growth opportunities; factors impacting our industry and markets, including macroeconomic conditions and global supply chain constraints; factors impacting the businesses of network operators, their network architectures and their adoption of next-generation network infrastructures; our strategy, including our research and development, supply chain and go-to-market initiatives and our efforts to increase the reach of our business into new or growing product, customer and geographic markets; our order volumes, backlog and seasonality in our business; expectations for our financial results, revenue, gross margin, operating expense and key operating measures in future periods; the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures and other liquidity requirements; cybersecurity events; business initiatives including information technology (“IT”) and responsible business initiatives; the impact of changes in tax law and our effective tax rates; and market risks associated with financial instruments and foreign currency exchange rates. These statements are subject to known and unknown risks, uncertainties and other factors, and actual events or results may differ materially from any future results, activity, performance, or achievements expressed or implied by these forward-looking statements, including due to factors such as those set forth below in “Risk Factors Summary.”

For a discussion of additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this annual report. We operate in a very competitive and dynamic environment and new risks and uncertainties emerge, are identified or become apparent from time to time, and therefore may not be identified in this annual report. We cannot predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this annual report. You should be aware that the forward-looking statements contained in this annual report are based on our current views and assumptions. We undertake no obligation to revise or update any forward-looking statements made in this annual report to reflect events or circumstances after the date hereof or to reflect new information or the occurrence of unanticipated events, except as required by law. The forward-looking statements in this annual report are intended to be subject to protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Unless the context requires otherwise, references in this annual report to “Ciena,” the “Company,” “we,” “us,” and “our” refer to Ciena Corporation.

Item 1. Business
Overview
We are a network technology company, providing hardware, software, and services to a wide range of network operators and enabling enhanced network capacity, service delivery, and automation. Our solutions support network traffic across a wide range of applications, including cloud, voice, video, data, and artificial intelligence (“AI”). Our network solutions are used globally by cloud providers, service providers, and other network operators across multiple industry verticals.

Our Networking Platforms, including our Optical Networking portfolio and Routing and Switching portfolio, are solutions applied from the network core to end user access points and allow network operators to scale capacity, increase transmission speeds, allocate traffic efficiently, and adapt dynamically to changing end-user service demands. Complementing our Networking Platforms, we offer Platform Software, which delivers multi-layer domain control and operations for network operators, and Blue Planet® Automation Software, which enables service lifecycle management automation with productized operational support systems (“OSS”) across domains and vendors. In addition to our hardware and software, we offer a broad range of complementary services that help our customers build, operate, and transform their networks and associated operational environments.

Industry and Market
Customers
We sell our product and service solutions through direct and indirect sales channels to the following customer and market segments:

•Cloud Providers. Our cloud provider customers – also referred to in our markets as web-scale, hyper-scale or neo-scale providers – include internet content providers and providers of internet services and infrastructure, including data centers, cloud compute, Software as a Service (“SaaS”), storage, AI, and web hosting services. In addition to their direct purchases, these customers have also been significant purchasers of capacity on service provider submarine and wireline networks globally, and have heavily influenced networking solution demand and technology and architecture adopted by service providers.

•Service Providers. Our communications service provider (“service provider”) customers include regional, metro, national and international wireline and wireless carriers, submarine network operators, and access network providers. In recent years, service providers have offered managed optical fiber networks (MOFN) arrangements to cloud providers who, driven by the need to add capacity quickly and to address restrictions in some jurisdictions on fiber ownership, lease or otherwise acquire dedicated, high-performance connectivity without needing to manage the physical infrastructure themselves.

•Other Customers. Our customers also include cable and multiservice operators (MSOs), governments, research and education network operators, and enterprises.

Market Dynamics
Demand for Increased Capacity
The markets into which we sell are dynamic and characterized by a high rate of change. Networks continue to experience strong demand for increased bandwidth due to traffic growth, primarily driven by the impact of AI on networks.
Impact of AI on Networks. Unprecedented AI workloads are driving substantial changes in how compute and networking infrastructure are designed and operated, and creating greater demands for high-speed connectivity. Training large-scale AI and foundation models requires massive, coupled GPU clusters that require immense bandwidth, low latency, and power efficiency. These growing demands are influencing data center locations and contributing to greater geographic distribution of training workloads. At the same time, the need to monetize AI infrastructure investment and deploy models at scale is making inferencing a primary driver of low-latency, high-capacity networking investment across regions and edge locations, closer to end users. Collectively, these trends are accelerating demand for high bandwidth, low-latency and energy-efficient network solutions in and around data centers and across the wide area network.
Other services, technologies, and customer needs driving demand for increased bandwidth include:
•Network Densification. In recent years there has been a shift in bandwidth demands, traffic patterns, and computing functions to the edge of networks. Wireline service providers are responding to similar service and end customer demands by extending fiber to the home and deeper into access networks. With a higher percentage of data flows concentrating closer to the network edge, more capacity and higher bandwidth to home and enterprise locations are required.
•Cloud-Based Services. Enterprises and consumers continue to replace locally-housed computing and storage by adopting a broad array of innovative cloud-based models – including Platform as a Service (PaaS), SaaS and Infrastructure as a Service (IaaS) – and an expanding range of cloud-based services that host key applications, store data, enable the viewing and downloading of content, and utilize on-demand computing resources. In addition, content is increasingly moving to the network edge, creating capacity and traffic demands closer to the user.

•Mobile Traffic. Traffic from mobile web applications, including video, internet, and data services, has expanded with the continued proliferation of smartphones and other wireless devices. Because much of wireless traffic ultimately travels across a wireline network to reach its destination, growth in mobile communications continues to place higher demands upon wireline networks, including the backhaul and fronthaul portions of networks emanating from cell sites.

•High Definition Video Streaming and Over-the-Top (“OTT”) Services. OTT content refers to video, multimedia and other applications provided directly from the content source to the viewer or end user across a third-party network. Traffic from streaming and OTT services, including high definition and ultra-high definition video, has expanded with the increased availability of, and end-user demand for, video content accessible through a variety of devices and media.

We believe that these and other emerging technologies, services, and applications, and their associated performance requirements, will further increase network traffic and place additional service challenges on network infrastructures. We also believe that, in turn, network operators will be required to invest in their metro, access, and aggregation networks, as well as their core networks.
Approaches to Design and Procurement of Network Infrastructure
For the past several years, certain network operators have been pursuing a diverse range of approaches, or “consumption models,” in their design and procurement of network infrastructure solutions. In addition to purchasing fully integrated network solutions that include hardware, software and services from the same vendor, new consumption models have emerged that have separated or disaggregated hardware from software. Disaggregated hardware architectures have emerged whereby a network operator may use a line system from one vendor and modem technology from a different vendor. Similarly, with small form factor pluggable modems technology, a network operator can purchase the switch or routing platform from one vendor and modem technology from a different vendor. Certain network operators are seeking to procure underlying technologies within network solutions to allow them to work with other design and manufacturing partners.
The consumption models that ultimately emerge will depend heavily on the circumstances and strategies of certain network operators. We expect that customer consideration of a variety of consumption models will require network operators and vendors to broaden their offerings and commercial models. We believe this dynamic will ultimately place a premium on a vendor’s ability to provide a range of network solutions and underlying technologies.
Demand for Network Transformation
In the face of increasing demands on their networks, service providers globally are engaging in large network transformation efforts that aim to simplify and reduce operational costs and create agile, software-driven platforms from which to develop new revenue-generating services. As part of these efforts, service providers are reimagining legacy processes, automation, and AI in their network infrastructure to enhance customer loyalty, reduce operational complexity and costs, and introduce greater agility.
We believe that adoption of these network transformation strategies and the related evolution of core, metro, aggregation and access network infrastructures, will require network operators and their network solutions vendors to increasingly utilize software-enabled automation and AI.
Strategy
Our strategy is to build on and expand our global leadership in optical networking to drive sustainable, profitable growth while expanding our reach into complementary, high-growth markets and applications. We are focused on helping customers transform their networks to enable enhanced network capacity, service delivery, and automation and to meet accelerating demand for bandwidth and digital services. This strategy leverages our optical leadership, routing and switching capabilities, automation software, and services.
We work to execute this strategy across five core pillars:
Expand Leadership in Optical Networking Systems. At the heart of our business is our industry-leading portfolio of optical transport and switching systems, powered by our proprietary WaveLogic™ coherent modem technology and supported by our advanced photonic line systems. These systems deliver network performance, scalability, energy efficiency, and operational simplicity across long-haul, submarine, metro, and regional networks and data center interconnect. This includes products supported by our WaveLogic Extreme technology, which delivers optimized performance, and our next-generation photonic line systems, which enable flexible architectures for both new and expanded network deployments. Through innovations in line system architectures, space and power optimization, and software-driven control, our optical platforms allow customers to meet increased growth in high-capacity services efficiently and sustainably.
Scale Market Presence with Interconnect Modules. A key element of our growth strategy is to expand our market relevance inside and around the data center. Accordingly, we are increasingly prioritizing technology development that addresses the interconnection of data centers (“DCI”) and data center campuses, as well as scale up, scale out, and scale across solutions that address intra-rack, inter-rack and inter-data center connectivity. This includes products supported by our WaveLogic Nano technology, which supports ultra-high speed connections for AI infrastructure and delivers compact coherent connectivity for metro, regional, and DCI environments. We also offer specialized electrical and optical interconnect pluggables and other components, including new technology solutions from our acquisition of Nubis Communications, Inc. (“Nubis”) during the fourth quarter of fiscal 2025.

Grow Addressable Market in Next-Generation Metro and Edge Networking. We are extending our solutions into metro and edge architectures by integrating Internet Protocol (“IP”) routing with coherent optical technologies. These solutions enable operators to achieve improved network effectiveness, including with respect to power and space, and reduce the total cost of ownership. And, in addition to using our passive optical networking (“PON”) technologies for enterprise and residential broadband applications, we have expanded their use into data center-related applications, including out-of-band data center management (“DCOM”), a low-latency independent management plane used to remotely manage and troubleshoot data center infrastructure that provides operational, power and space benefits to data center operators.
Drive Software-Led Transformation. We are committed to meeting network operators’ needs for increasing automation, programmability, and intelligence across networks, including through our primary off-box software platforms. Our Navigator NCS software, Adaptive IP capabilities embedded in our platforms, and Blue Planet® software enable network operators to automate lifecycle management, orchestrate across multi-vendor environments, and evolve toward service-ready networks. We also seek to increase the overall proportion of our revenue derived from software by aligning opportunities and facilitating collaboration across our sales teams.
Deliver Innovative Global Services. We are working to expand our services portfolio, which supports customers with network planning and design, multivendor migration, deployment, and optimization. By engaging closely with customers, we seek to deliver advanced, tailored services designed to modernize and transform their networks, to maximize the value of their investments, and to accelerate time-to-market for new capabilities. At the same time, we are investing in our services capabilities, with greater tools for automation, adoption of AI, and delivery capabilities.
Through our efforts to advance leadership in coherent optical networking, scale our interconnect products into new markets, integrate IP-optical architectures for metro and edge, drive network automation through software, and deliver high-value lifecycle services, we believe we are well positioned to support our customers’ most critical network needs.
Products and Services
Our portfolio of products and services includes the solutions described below within our Networking Platforms, Platform Software and Services, Blue Planet Automation Software and Services, and Global Services operating segments.
Networking Platforms
Our Networking Platforms segment consists of our Optical Networking and Routing and Switching portfolios.
Optical Networking. Our Optical Networking portfolio includes a range of products that use our WaveLogic coherent optical technology, intelligent photonics solutions and other key components, including lasers, modulators, optical amplifiers, and wavelength multiplexers for efficient signal transmission and management. These products are often combined and sold as solutions that address network applications including cloud and AI networking, datacenter interconnect, long haul, metro, submarine connectivity, and MOFN. Key products within this portfolio include:
•6500 Packet-Optical Platform. A multi-layer transport solution that adds capacity to core, regional, metro and submarine networks and enables efficient data transport at high transmission speeds. This platform provides coherent wavelength capacities, along with a flexible photonic layer and multi-layer control plane capabilities.

•Waveserver® system. Compact, modular interconnect platforms that allow network operators to scale bandwidth and support high-bandwidth interconnect applications, including encrypted data transfer between data centers. Waveserver is designed to address disaggregated transponder, data center, and general space-constrained applications, using a small footprint and low power design.

•6500 Reconfigurable Line System (“RLS”). A disaggregated intelligent photonic optical line system that is modular and programmable, and is designed to simplify and automate the deployment and operation of flexible, high-capacity networks. It enables dynamic wavelength routing, amplification, and monitoring for modern adaptive network architectures.

•Coherent Pluggable Transceivers. Footprint-optimized transceivers that utilize our WaveLogic technology, to address next-generation access, metro, regional and data center interconnect network applications, for use within our systems and third-party equipment.

Our Optical Networking portfolio will also include interconnect products acquired through our acquisition of Nubis, which occurred during the fourth quarter of fiscal 2025.

Routing and Switching. Our Routing and Switching portfolio includes a range of products, enabled by our next-generation service-aware IP operating system, that allow customers to route, aggregate, and switch IP-based traffic to support applications that include IP services. These products are often combined and sold as solutions that address network applications including next-generation metro, access and aggregation, or “edge” networks, Ethernet business services, cell site routing, fiber-based access networks, and residential broadband access. We also use these products to create our DCOM solution. Key products within this portfolio include:
•3000 family of Service Delivery Platforms and 5000 family of Service Aggregation Platforms. These platforms support network access and aggregation, respectively, and support IP and Ethernet business services, wireless fronthaul, backhaul, and midhaul applications, and residential broadband applications.

•8100 Coherent Routing platforms. These platforms combine high-capacity multi-terabit IP routing and switching with high-capacity coherent optical transport for next-generation metro and edge applications.

•Virtualization Software. Includes a cloud-grade router and software for enterprise and cloud networks that enable hardware-like routing performance for enterprises across multi-cloud and virtualized edge networks.

Platform Software and Services
Our software offerings also include our Platform Software, which provide domain control management, analytics, data and planning tools and applications to assist customers in managing their networks, including by creating more efficient operations and more proactive visibility into their networks. Key offerings within this segment include:
•Navigator NCS. This software solution provides intelligent, multi-layer network control of our routing, switching and optical solutions, enabling simplification, acceleration, and automation of multi-layer network operations. The software is modular and can include a domain controller as well as control and analytics applications.

•Platform Software Services. To complement our Platform Software portfolio, we offer a range of related services that include software subscription services, consulting, network migration and integration, installation and upgrade support services, and technical support relating to our Platform Software offerings.

Blue Planet Automation Software and Services
Our Blue Planet Automation Software is a comprehensive, cloud native, standards-based software portfolio that enables our service provider customers to accelerate their digital transformation. We believe digital transformation is critical for service providers to reduce the cost and complexity of their OSS, to reduce customizations, and to help them monetize their networks by automating service delivery across multiple vendors and domains. Key offerings within this segment include:
•Blue Planet Automation Software. This software includes a suite of solutions for inventory management, multi-domain service orchestration, multi-cloud orchestration, route optimization and analysis, and unified assurance and analytics. The portfolio allows operators to fulfill services rapidly and to meet end-customer quality-of-experience expectations through an entire services lifecycle approach. It also advances network operators towards their vision of self-healing and self-optimizing networks through closed loop automation.

•Blue Planet Services. To complement our software portfolio, we offer a range of related services that include professional services, consulting and design, and technical support relating to our Blue Planet software offerings.

Global Services
We offer a broad suite of services that help our customers to build, operate, and improve their networks. We believe that our services offerings, and our close collaboration with our customers, provide us with insight into the network and business challenges they face, allowing us to provide services to meet their desired business outcomes. We continue to broaden our advanced services capabilities with offerings including systems integration, multi-vendor migration, and transformation.
Key offerings within this segment include:
•Advisory and Enablement. Consulting services to enhance network performance, and design or migrate to next-generation infrastructures.

•Implementation. Installation and deployment services intended to ensure proper implementation of networks, including systems integration to integrate third-party solutions.

•Maintenance, Support and Learning. Maintenance and support services that provide end-to-end support for network hardware and software, and managed services to coordinate network infrastructure operations.

Product Development
To remain competitive, we continually invest in our solutions offerings to address new market opportunities, add new features and functionality, and ensure alignment with market demand. Through our development efforts, we seek to develop products that support network operators as they pursue new business models and optimize their network performance and economics, and address a range of consumption models for networking solutions. We also seek to advance our shared desire to manage power consumption and minimize the environmental impact of these network assets. Our current development efforts are focused on:
•Optical technology:

◦Coherent optical technology: material systems, advanced digital signal processing techniques and other high speed design architectures to improve capacity, reach, spectral efficiency, and power in both the electronic and electro-optic domains, including through further advancement of our WaveLogic technology;

◦Short reach interconnect solutions and components: high-capacity connectivity components to enable data center operators to reduce power and space and to address increasing AI workloads;

•Photonic line systems: design techniques and integration to achieve space and power reductions, and advanced software configuration and management of ultra-high scale transcontinental photonic networks, including through line system advances to address multi-rail applications and enable greater densification of existing fiber and optical amplifier infrastructures;

•IP routing software: next-generation IP routing protocols optimized for converged IP-optical networking and focused on edge aggregation through the core of the network; and

•Next-generation software: software and AI powered advanced applications that are secure and allow customers to optimize the planning, configuring and management of their networks.

Our research and development efforts are also geared toward portfolio optimization and engineering changes intended to drive product and manufacturing cost reductions. We regularly review our existing solutions offerings and prospective development of new features, components, or products to determine their fit within our portfolio and broader corporate strategy. We also assess the market demand, technology evolution, prospective return on investment, and growth opportunities, and the costs and resources necessary to develop and support these products.
Patents, Trademarks and Other Intellectual Property Rights
The success of our business and technology leadership depends significantly on our proprietary and internally developed technology. We rely upon the intellectual property protections afforded by patents, copyrights, trademarks, and trade secret laws to establish, maintain, and enforce rights in our proprietary technologies and product branding. We regularly file applications for patents, and we have a significant number of patents in the United States and other countries in which we do business. As of December 2, 2025, we had approximately 2,400 issued patents and 800 pending patent applications worldwide.
Our operating system software, Platform Software, Blue Planet Automation Software, and other solutions also incorporate software and components under licenses from third parties, including software subject to various open source software licenses.
Global Customer Engagement
Our Global Customer Engagement (“GCE”) organization includes direct and indirect sales, system engineering, and services. Commencing in fiscal 2026, GCE will be organized around the following customers and geographies: (i) global cloud and content networking customers; (ii) the United States, Canada, the Caribbean and Latin America (“Americas”); (iii) Europe, Middle East and Africa (“EMEA”); and (iv) Asia Pacific, Japan and India (“APAC”). Within each area, we maintain specific teams or personnel that focus on a particular region, country, customer, or market vertical. These teams are focused on maintaining a high-touch, consultative relationship with our customers.

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
To support our global customer engagement efforts, we invest in marketing activities to generate demand for our products and services. Our marketing strategy is highly focused on building our brand to create customer preference for Ciena and engaging in thought leadership programs to illustrate how our innovations solve customer business problems. Our marketing team enables and supports our sales efforts through a variety of activities, including direct customer interaction, account-based marketing campaigns, portfolio marketing, industry events, and media relations.
Operations and Supply Chain Management
Our product manufacturing strategy is designed to support capabilities closer to our product engineering teams during product introduction and manufacturing in lower labor cost regions for volume. We rely upon third-party contract manufacturers, including those with facilities in Canada, Mexico, Thailand, Vietnam and the United States, to perform design and prototype development, and to manufacture, support, and ship our products. Our supply chain personnel manage the relationships with these third-party manufacturers and our global supply chain, addressing manufacturing, product testing and quality, fulfillment, distribution, and logistics relating to the support of our customers.
Our sourcing strategy focuses on control over supplier selection and commercial terms for significant inputs into our products. Our manufacturers and component distribution partners procure components necessary for assembly and manufacture of our products based on our specifications. We work closely with these partners and our suppliers to manage forecasts, material, quality, cost and delivery times, and inventory levels.
We currently use partners to fulfill and deliver our products to customers. We believe that our sourcing, manufacturing, and distribution strategies allow us to conserve capital, lower costs of product sales, adjust quickly to changes in market demand, and operate without dedicating significant resources to manufacturing-related plant and equipment.
We regularly assess and monitor our supply chain and seek to adopt strategies to reduce cost, mitigate risk, and enhance resilience. These measures include digital transformation, sourcing strategies, inventory management initiatives, multi-geography operational capabilities, and ongoing direct relationships with key suppliers to ensure transparency and alignment with our goals. We actively work with our third-party vendors and business partners to promote socially responsible business practices within our global supply chain.
Competitive Environment
Competition among networking solution vendors remains intense on a global basis. The market in which we compete is characterized by rapidly advancing technology, frequent introduction of new solutions, and aggressive selling efforts, including using significant pricing pressure to displace incumbent vendors and capture market share. Competition for sales of networking solutions is dominated by a small number of very large, multi-national companies. Our competitors include Nokia, Huawei, Cisco, Hewlett Packard Enterprise, and ZTE. As compared to us, many of these competitors have substantially greater financial, operational and marketing resources, and broader product offerings.
We also compete with several smaller but established companies that offer one or more products that compete directly or indirectly with our offerings or whose products address specific geographic, technology or customer segments. In addition, as we advance our interconnects and market expansion strategy to address needs inside and around the data center, we will begin to compete with additional competitors, including Marvell Technology Group, Credo Technology Group, and Broadcom. Competitors for our Blue Planet Automation Software include Cisco, Nokia, Amdocs, ServiceNow, Netcracker, and Ericsson.
Across our markets and segments, the principal competitive factors include price, functionality, incumbency, relationships, time-to-market, delivery schedule, technology roadmap, support capabilities, product security capabilities, company stability, and overall lifecycle operating costs.

We expect competition in our industry to continue to broaden and intensify as network operators pursue a diverse range of network strategies and consumption models. As these changes occur, we expect that our business will overlap more directly with additional networking solution suppliers, including IP router vendors, data center switch and connectivity providers, and other suppliers or integrators of networking technology traditionally geared toward different network applications, layers, or functions. We also expect to compete with component vendors, including those in our supply chain, who develop pluggable modem technology or other enabling network technologies or components, particularly where a customer’s network strategy seeks to emphasize deployment of such product offerings or the adoption of a disaggregated approach to the procurement of hardware and software.
People and Culture
We believe that our industry and innovation leadership is driven by people. Our technology solutions are developed, marketed, sold, and supported by our global workforce of 9,080 employees as of November 1, 2025, approximately 98% of whom were full-time employees. We have a broad base of talent in 39 countries, with approximately 56% in the Americas, 36% in APAC, and 8% in EMEA, the majority of whom are in engineering, operations, or sales roles.
Competition for qualified personnel in the technology space is intense, and our success depends in large part on our ability to recruit, develop and retain a productive and engaged workforce capable of executing on our business plans. Our executive leadership regularly shares information on our people strategy and our Board of Directors oversees and regularly reviews its design and execution. This strategy includes investing heavily in our people and culture including:
•Offering Competitive Compensation and Benefits. We strive to ensure that our employees receive competitive, fair, and transparent compensation and benefits offerings. To align performance and stockholder interest, we base our annual incentive compensation on both business and individual performance goals, and we provide meaningful equity awards and maintain an employee stock purchase plan. We also offer rewards and recognition programs to our employees, including peer and management-initiated awards and patent incentives.

•Creating Opportunities for Growth and Development. We offer various opportunities for employee growth and development, including early in career and new graduate programs, management and leadership development programs, coaching and mentoring programs, and support for continuing education through tuition reimbursement. We also operate a leadership succession planning process that aims to develop and retain key talent and ensure business continuity for key roles.

•Promoting a Culture of Belonging and Community Involvement. We believe belonging contributes to business success and promotes an inclusive workplace through recruiting outreach, internal networking and resource groups, inclusivity networks, and mentoring programs. We also promote community outreach and support through corporate giving, charitable matching, and employee volunteerism.

•Supporting Employee Wellbeing and Engagement. We provide wellbeing programs that focus on physical, mental, emotional, financial, and social wellbeing of our employees, including retirement readiness. Our global wellbeing program also includes a long-standing practice of flexible working arrangements and flexible paid time off in many of our geographies, which allows us to broaden our potential talent pool for employees.

We regularly seek input from employees, our fiscal 2025 employee engagement survey had a participation rate of approximately 86%, and our surveys have consistently resulted in an engagement score that exceeded industry benchmarks. Additionally, we conduct an annual pay equity assessment to ensure that we are paying individuals performing similar work equitably.
Compliance
We believe that good corporate governance and maintaining the highest ethical standards are essential to our long-term success, and we are dedicated to instilling in our employees this commitment to integrity and business ethics. We maintain a Code of Business Conduct and Ethics that sets standards of conduct for Ciena’s directors, officers, and employees. All employees are required to complete training on our Code of Business Conduct and Ethics, and we conduct recurring employee affirmations and periodic training. In addition, we maintain a Corporate Compliance Committee that promotes integrity and compliance leadership throughout Ciena, and a dedicated Compliance and Ethics function. We also maintain several easily accessible internal and external methods by which our employees, business partners, and investors can report concerns relating to the ethical operation of our business, including anonymously where permitted. We regularly conduct surveys of all employees on our compliance program and culture of integrity in order to assess and strengthen our culture and practices.

Governmental Regulations
Environmental Matters
Environmental regulation has increased across various jurisdictions, and we expect that our operations may be subject to additional environmental compliance requirements. To date, our compliance actions and costs relating to environmental regulations have not resulted in a material cost or effect on our capital expenditures, earnings, or competitive position. Our business and operations are currently subject to environmental laws in various jurisdictions around the world, including the Waste Electrical and Electronic Equipment (“WEEE”) and Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) regulations adopted by the EU. We are also subject to disclosure and related requirements that apply to the presence of “conflict minerals” in our products or supply chain. We seek to operate our business in compliance with applicable laws relating to the materials and content of our products and product takeback and recycling, and have programs, policies, and customer offerings that help us to address these laws.
Other Regulations
As a company with global operations, we are subject to complex foreign and U.S. laws and regulations, including trade regulations, tariffs, import and export regulations, anti-bribery and corruption laws, antitrust or competition laws, data privacy laws and regulations, such as the European Union (“EU”) General Data Protection Regulation (the “GDPR”), cybersecurity and product security laws and regulations, and environmental regulations, among others. We have policies and procedures in place to promote compliance with these laws and regulations. To date, our compliance actions and costs relating to these laws, rules and regulations have not resulted in a material cost or effect on our capital expenditures, earnings, or competitive position.
Access to SEC Reports
Our website address is www.ciena.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available free of charge in the “Investors” section of our website as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission (the “SEC”). We routinely post these reports, recent news and announcements, financial results, and other important information about our business on our website at www.ciena.com. Information contained on our website is not a part of this annual report.
Information About Our Executive Officers
The table below sets forth certain information concerning our executive officers serving as of the filing of this annual report:

Name	Age	Position
Gary B. Smith	65	President and Chief Executive Officer
Joe Cumello	54	Senior Vice President and General Manager of Blue Planet
Dino DiPerna	64	Senior Vice President, Global Research & Development
Brodie Gage	50	Senior Vice President, Global Products & Supply Chain
Marc D. Graff	57	Senior Vice President and Chief Financial Officer
Sheela Kosaraju	53	Senior Vice President and General Counsel, and acting Chief People Officer
Jason M. Phipps	53	Senior Vice President, Global Customer Engagement
David M. Rothenstein	57	Senior Vice President, Chief Strategy Officer and Secretary
__________

Gary B. Smith joined Ciena in 1997 and has served as President and Chief Executive Officer since May 2001. Mr. Smith has served on Ciena’s Board of Directors since October 2000. Prior to his current role, his positions with Ciena included Chief Operating Officer and Senior Vice President, Worldwide Sales. Mr. Smith previously served as Vice President of Sales and Marketing for INTELSAT and Cray Communications, Inc. Mr. Smith currently serves on the Board of Directors at Planet Labs PBC, a provider of global, daily satellite imagery and geospatial solutions. Mr. Smith previously served on the boards of directors of CommVault Systems, Inc. and Avaya Inc. Mr. Smith serves on the Wake Forest University Entrepreneurship Advisory Council, and participates in initiatives with the Center for Corporate Innovation.

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
Marc D. Graff joined Ciena in August 2025. From January 2024 to July 2025, Mr. Graff served as Senior Vice President and Chief Financial Officer at Altera Corporation, a leading provider of programmable hardware, software, and development tools. From May 2021 to December 2024, Mr. Graff was a Corporate Vice President at Intel Corporation (“Intel”), where he served as Chief Financial Officer and Chief Operating Officer for the Data Center and Artificial Intelligence Group. From September 2019 to May 2021, Mr. Graff served as Vice President, Finance and Head of Corporate Financial Planning and Analysis at Intel. Prior to that, he held several finance positions at Intel, including as Chief Financial Officer for the Sales and Marketing Group and Director of Finance & Administration for Asia-Pacific and Japan.
Sheela Kosaraju joined Ciena in 2010 and has served as Senior Vice President and General Counsel since January 2023, and as acting Chief People Officer since August 2023. From August 2020 to January 2023, Ms. Kosaraju served as Vice President, Deputy General Counsel and Head of International Legal, and from May 2017 to August 2020 served as Vice President, International General Counsel. Prior to joining Ciena, Ms. Kosaraju served as general counsel for two early-stage companies, HomeCom Communications and Closedloop Solutions.
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

Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. Before investing in our securities, you should consider carefully the information contained in this report, including the information in this “Risk Factors” section.
Risks Related to Financial Performance and Strategy

Our revenue, gross margin, and operating results can be adversely impacted by a number of factors that would cause our results to fluctuate.

Our results of operations are subject to significant, and often difficult to predict, quarterly fluctuations due to a variety of factors. A portion of our quarterly revenue is generated from customer orders received during that same quarter (which we refer to as “book to revenue”) and therefore may be less certain. Additionally, our customer contracts generally do not include minimum or guaranteed purchases and may allow customers to modify or cancel purchase orders. We must regularly compete for business with existing customers and there is no assurance that we will maintain our incumbency or revenue level with any particular customer in future periods. Our results can be materially adversely affected by factors set forth in this “Risk Factors” section including:

•order timing and volume, including book to revenue and backlog levels;
•changes in spending or deployment plans by customers;
•the level of competition we face and the impact of unfavorable transactions or commercial terms;
•customer, product and geographic mix;
•supply chain performance and costs;
•the financial stability of our customers; and
•consolidation activity involving us, our customers, suppliers, and competitors.

As a result, our historical financial results may not be indicative of future performance. Quarterly fluctuations in our revenue, gross margin, and results of operations could cause us to fail to meet our guidance or the expectations of financial analysts or investors, which may cause volatility or decreases in our stock price.

Our revenue is concentrated among a small number of customers and reductions in their spending could materially adversely impact our results of operations.

A significant portion of our revenue is concentrated among a small number of customers. For example, in fiscal 2025, our five largest customers contributed approximately 50% of our revenue, a cloud provider customer accounted for approximately 18% of our revenue, and a service provider accounted for approximately 11% of our revenue. Consequently, our results of operations could be materially adversely impacted by the loss of or a significant reduction in spending of a large customer. Moreover, our revenue is concentrated within the cloud provider and service provider customer segments. Adverse economic, business or regulatory dynamics within these industries or market segments affecting spending levels could materially adversely impact our results of operations.

Our growth is dependent on executing our strategy and expanding our addressable market, and we may not be successful.

Our growth depends on the successful execution of our business strategy and our ability to grow our addressable market, or to expand into new markets, technologies, or customer segments. A key part of this strategy is to leverage our optical technology leadership and expand our addressable market into complementary and adjacent markets by investing in new technologies, including for applications inside and around the data center, and specifically for AI-driven use cases. Many of these markets are nascent or dynamic, and it is difficult to predict trends of these markets, including any potential growth. Moreover, we have a more limited history in commercializing and selling solutions into these markets. This expansion strategy may require a significant investment of capital and human resources, may disrupt our operations, and could impose substantial demands on management time. If the markets relating to these solutions do not develop as we anticipate, or if we are unable to commercialize, increase market awareness of, or gain adoption of our solutions within those markets, our business, financial performance, and long-term growth prospects could be adversely affected.

We operate in an intense and evolving competitive landscape and the level of competitive pressure we face may adversely impact our results of operations.

We operate in a highly competitive environment, where we and our competitors aggressively seek to capture market share and displace incumbent vendors. Many of these competitors have substantially greater resources, broader product offerings and more established customer relationships than we have. Because of their scale and resources, they may be perceived to be a better fit for the procurement or network strategies of larger network operators. We also face competition from certain smaller companies for specific products, applications, customer segments, or geographic markets that may be more attractive to customers in a particular opportunity.

Generally, competition in our industry is based on various factors, including:

•price and total cost of ownership;
•product features and functionality;
•incumbency and strength of existing business relationships;
•technology roadmap;
•financial stability and investment capacity;
•ability to address preferred customer consumption models;
•delivery lead-times; and
•services and support capabilities.

Additionally, as we address evolving customer consumption models or expand into adjacent market segments, we expect to compete with a broader range of suppliers, including existing business partners in our supply chain. Increases in the intensity of competition we face may adversely impact our business and results of operations.

Acquisitions and other strategic transactions could disrupt our operations and expose us to increased costs and unexpected liabilities.

We may pursue strategic transactions, including mergers, acquisitions, investments and other strategic partnerships, to advance our business strategy. These transactions inherently involve significant risks and uncertainties, including:

•failure to achieve the intended benefits or anticipated return on investment, including operational synergies;
•significant use of cash, assumption of debt, or dilution of stockholders;
•exposure to unexpected costs or liabilities;
•challenges integrating technology, operations and personnel, and loss of key employees;
•disruption of relationships with customers, suppliers, or other business partners;
•diversion of management attention;
•challenges obtaining required regulatory or third-party approvals; and
•adverse tax, internal control or financial reporting impacts.

If we are unable to successfully execute acquisitions and other strategic transactions our business, results of operations, and financial condition could be negatively impacted.

Risks Related to Technology Development and Intellectual Property

Misaligned or delayed technology investments may adversely impact our return on innovation, impair our strategy and weaken our competitive position.

The success of our business depends on our ability to develop and deliver products that align with customer needs and demands, technological advancements, and market trends. We continually invest in research and development to enhance our solutions and to develop new technologies. There is often a lengthy period between commencing development and bringing these solutions to market. Accordingly, there is no guarantee of market acceptance, and some of our development decisions will be unprofitable. There is also a possibility that we may miss a market opportunity because we failed to invest or invested too late. Failure to develop timely new, innovative solutions that are attractive to customers could have a material adverse effect on our competitive position and results of operations.

We may experience difficulties in the development and production of our products that may negatively affect our competitive position and results of operations.

Our networking solutions are based on complex hardware and software, and we can experience unanticipated challenges or delays in developing, manufacturing and introducing these solutions. We regularly introduce new products and enhancements, and each development cycle step presents serious risks of failure, rework or delay that can be expensive and time-consuming. We may encounter difficulties relating to design, development, sourcing, and manufacture of prototypes that delay or even prevent the release of these products. Delays in product development may affect our reputation with customers, affect our ability to capture market opportunities and ultimately impact our competitive position and results of operations.

Problems affecting the performance, interoperability, reliability or security of our products could damage our business reputation and negatively affect our results of operations.

We may experience defects or problems affecting quality, interoperability, reliability, security and performance of our products or the third-party technologies and software we incorporate in our products. Such problems could relate to the design, manufacturing, installation, operation and interoperability of our products. We have had to replace certain components, provide software updates or other remediation actions in response to defects or bugs, and we may have to do so in the future. Such remediation costs could adversely impact our business and results of operations. In addition, we have encountered and may further encounter unanticipated security vulnerabilities relating to our technology, including as a result of the activities of our supply chain and our use of third-party inputs. Communications technologies, given their capability to transmit sensitive information, have frequently been the target of threat actors, including nation states and other malicious parties, and we expect these threats to increase with the growing prevalence of AI. These product-related risks could result in:

•damage to our reputation, reduced demand, or order cancellations;
•payment of liquidated damages, contractual or similar penalties, or other claims;
•write-offs of inventory;
•regulatory enforcement penalties or settlements;
•disruption to the operation of our network operator customers;
•reporting and other publication to customers or regulatory bodies; and
•delays in introducing new products, recognizing revenue, or collecting accounts receivable.

These and other consequences could negatively affect our business and results of operations.

Our intellectual property rights may be difficult and costly to enforce.

We rely on a combination of patents, copyrights, trademarks and trade secret laws to establish and maintain proprietary rights in our products and technology. There can be no assurance that our proprietary rights will not be challenged, invalidated or circumvented. Our intellectual property strategy must continually evolve to protect our proprietary rights. There can be no assurance that our pending patent applications will succeed or that our patents will sufficiently protect our technology, and the laws of some countries may not protect our proprietary rights to the same extent as in the United States.

We are subject to the risk that third parties may attempt to access, divert or use our intellectual property without authorization. Protecting our proprietary rights is difficult, time-consuming and expensive, and we cannot be certain that the steps that we are taking will detect, prevent or minimize the risks of such unauthorized use. Litigation may be necessary to enforce or defend our intellectual property. Such litigation could result in substantial cost and diversion of management time and resources, and there can be no assurance that we will obtain a successful result. Any inability to protect and enforce our intellectual property rights could harm our ability to compete effectively.

We may incur significant costs in response to claims that we infringe upon the intellectual property rights of others.

Third parties may assert claims or initiate litigation or other proceedings related to intellectual property rights in technologies and related standards that are relevant to our business. We have been subject to several claims related to patent infringement, and we have been requested to indemnify customers pursuant to contractual indemnity obligations relating to infringement claims made by third parties. We could also be adversely affected by intellectual property litigation or claims against our manufacturers, suppliers or customers, and the rate of such claims by patent assertion entities remains high, particularly in the United States. Regardless of the merit of these claims, they can be time-consuming, divert the time and attention of our technical and management personnel, and cause us to incur substantial costs. These claims, if successful, could require us to:

•pay substantial damages or royalties;
•stop offering certain of our products;
•seek a license for the use of another’s intellectual property;
•develop non-infringing technology or modify certain products; and

•indemnify our customers or other third parties.

Third party claims and their related consequences could adversely affect our business, results of operations and financial condition.

Risks Related to Operations

Our failure to effectively align our supply chain capacity and inventory levels with customer demand can adversely impact our results of operations and customer relationships.

Our growth and ability to meet customer demand depends in part on our ability to adequately plan and ensure appropriate supply chain capacity and inventory levels. We have experienced supply chain capacity shortages that have affected our operations and financial results, including longer than normal lead times. Significant economic growth, and the unprecedented nature of AI related demand, can make it more difficult for us and our suppliers to accurately forecast demand and to set optimized levels of manufacturing capacity and inventory. Conversely, if actual demand is meaningfully less than our forecasts, we may spend unnecessarily on capital related to our supply chain or purchase more inventory than needed. This could lead to increased excess or obsolete inventory requiring us to incur significant write-offs. As of November 1, 2025, we had $826.2 million in inventory and $2.1 billion in purchase commitments, many of which are non-cancellable, across our supply chain. Our inability to effectively manage our supply chain capacity and inventory levels with customer demand could adversely impact our results of operations and customer relationships.

Our business may be adversely affected by risks associated with our third-party contract manufacturers’ businesses, financial condition, and the geographies in which they operate.

We rely on third-party manufacturers, including those with facilities in Canada, Mexico, Thailand, Vietnam and the United States, to perform many of our critical supply chain activities. There are a number of risks associated with our dependence on these manufacturers, including:

•constraints in their manufacturing capacity and other operational challenges;
•logistics disruption and reduced control over delivery schedules and planning;
•reliance on their quality assurance procedures and limited warranties provided to us;
•uncertainty regarding manufacturing yields and costs;
•exposure to their financial condition or labor practices;
•natural disasters or climate change in the regions in which they operate;
•the impact of commercial or contractual disputes; and
•lack of primary control of cyber and data security.

We have previously and may in the future experience significant challenges that require us to seek alternative partners and transition manufacturing operations. The process of qualifying a new contract manufacturer and commencing volume production is complex and time-consuming, and such transitions can be disruptive and costly. Our inability to effectively manage the risks associated with our third-party contract manufacturers could materially adversely impact our business and results of operations.

Our dependence upon third-party suppliers and limited sources of supply could adversely impact our business and results of operations.

We rely on a global network of third-party suppliers for products, components, related raw materials, and embedded software. Our products include optical and electronic components for which reliable, high-volume supply is often available only from sole or limited sources. We do not have any guarantees of supply from our third-party suppliers, and in certain cases we have limited contractual arrangements or are relying on standard purchase orders. Our reliance on these suppliers exposes us to risks of supply shortages, delays and increased costs. Increases in market demand and scarcity of raw materials and components have resulted, and may in the future result, in shortages of components, deployment delays, increased cost, and extended delivery timelines. For example, the electro-optical component and semiconductor industries have been experiencing increased demand as a result of significant spending related to AI and other cloud-based applications, which has led to a constrained supply environment. These constraints have resulted, and could further result in shortages, extended lead times, or increased costs that adversely impact our revenue and gross margin. Our inability to secure the required volumes of components or necessary licenses could result in lost revenue, additional product costs, increased lead times and deployment delays that could harm our results of operations and customer relationships.

We depend on the effective functioning and scalability of our internal business processes, information systems and internal controls to support key business functions and manage growth.

We rely on internal business processes and information systems to support key business functions, and their efficient operation is critical to managing our business. Additionally, our business processes and information systems must be sufficiently scalable to support the growth of our business. We regularly pursue initiatives to scale, transform and optimize our business operations and IT systems through the reengineering of certain processes and investment in automation, including the use of AI. These initiatives may be costly, disruptive and impose operational risks, including the need for system upgrades, new internal controls, and change management initiatives. In addition, our IT systems, and those of third-party IT providers, may be vulnerable to disruption from catastrophic events, power anomalies, data security incidents, and computer system or network failures. Our inability to effectively manage risks associated with our business systems or those of our third-party business partners could result in significant operational disruption and cost, which could damage our business and harm our ability to profitably grow our business.

If we fail to effectively manage the third-party resellers and service partners we use to support our sales and operations, our business, financial results and relationships with customers could be adversely affected.

We rely on a number of domestic and international third-party resellers, distributors, and sales agents to extend our sales reach, and service partners to perform certain installation, maintenance and support functions. Certain partners may also provide similar services for other companies, including our competitors. We may not be able to manage our relationships with these third parties effectively, and we cannot be certain that they will be able to perform their necessary activities in the manner or time required. We may also be exposed to a number of risks or challenges relating to the performance of our resellers, distributors, sales agents and service partners, including delays in recognizing revenue or increased costs, liability for their actions or omissions, risks related to their financial condition, risks related to anti-bribery risk and compliance matters. If we do not effectively manage our relationships with these third-party business partners, our business, financial results and relationships with customers could be adversely affected.

If we are unable to attract and retain qualified personnel, we may be unable to manage our business and execute our strategy effectively.

Our future success depends upon our ability to recruit and retain qualified people, particularly in talent segments critical to the execution of our business strategy. Competition to attract and retain highly skilled technical, engineering and other personnel with experience in our industry is intense, and our employees have been the subject of targeted hiring by our competitors. Competition is particularly intense in certain geographies where we have research and development centers and in certain technology areas where we are looking to expand our business. We may experience difficulty retaining and motivating existing employees and attracting qualified personnel to fill key positions. None of our executive officers is bound by an employment agreement for any specific term. If we are unable to attract and retain qualified personnel, we may be unable to manage our business effectively and execute our strategy, and our operations and financial results could suffer.

Restructuring activities could be costly or disrupt our business and affect our results of operations.

We have taken, and may in the future engage in, steps to reduce the cost of our operations, improve efficiencies, or realign our organization to better match our market opportunities and our business strategy, including reductions in force, office closures, and internal reorganizations. These changes could be disruptive to our business and could result in significant expense, including employee-related costs, inventory and technology-related write-offs, and other charges. Substantial expense or charges resulting from restructuring activities could adversely affect our results of operations and use of cash in those periods in which we undertake such actions.

Risks Related to the Macroeconomic and Geopolitical Environment

Unfavorable changes in macroeconomic conditions could adversely impact our business and results of operations.

Our business and operating results depend significantly on general market and economic conditions. The current global macroeconomic environment is volatile and can be adversely impacted by exchange rates, interest rates, inflation, public health emergencies, natural disasters and geopolitical trends adversely impacting customer spending, global supply chains, and component costs, any of which could also have an adverse impact on us. Market volatility and weakness in the regions in which we operate have previously resulted in sustained periods of decreased demand that have adversely affected our operating results. Macroeconomic volatility, instability, or weakness could also result in:

•increased competitive or pricing pressure;
•decreased ability to forecast and make decisions about budgeting and investments;
•increased overhead and production costs as a percentage of revenue;

•customer financial difficulty, including order cancellations, delivery deferrals, and difficulties collecting accounts receivable; and
•business and financial difficulties faced by, and changes in spending levels of, our customers, their end users, our suppliers, or other partners.

Due to our concentration of revenue in the United States, we would expect to incur a more significant impact from any change impacting the capital spending environment or causing market weakness in the United States. Consequences of an unfavorable or uncertain macroeconomic environment, globally or in a particular region, could adversely affect customer spending and our results of operations and financial condition.

Unfavorable changes in geopolitical conditions could adversely impact our business and results of operations.

Our global operations and supply chain expose us to risks associated with geopolitical developments, including instability or disruption in particular region, war, terrorism, riot, civil insurrection, and social or political unrest. We are also exposed to a wide range of shifting economic, regulatory or national security priorities in the countries we operate. Increasing tensions between the United States and China—including tariffs, export controls, investment restrictions, and evolving data security or technology transfer requirements—could disrupt our supply chain. Any escalation of these tensions, or similar geopolitical volatility in other regions, could result in reduced demand, increased costs, supply shortages, product delays or other adverse consequences to our business and operations. Our success depends on our ability to anticipate and manage these risks effectively. Failure to mitigate these risks could reduce our sales, or give rise to incremental costs that could adversely affect our results of operations.

Risks Related to Cybersecurity, Legal, and Regulatory Matters

Cyber-attacks could compromise our technology and information, damaging our business and reputation and disrupting our operations.

Our network environment and assets, and those of our third-party business partners, maintain information that is confidential, regulated, proprietary or sensitive to our business. The frequency and sophistication of cybersecurity events globally continues to increase, including through the use of AI, with companies in our industry particularly targeted given the nature of the products that we sell. Companies in the technology, communications and networking industries have been subjected to data security incidents, including cyber-attacks, attacks against products, and other attempts to gain unauthorized access to network assets, infrastructure or sensitive information.

We and our business partners have been, and may be in the future, subjected to cybersecurity incidents including ransomware attacks, exploitation, intrusion, disruption and other attempts to gain unauthorized access. These incidents could cause us to incur significant costs, risk to our technology, disruption of our operations, harm to customers and stakeholders, and reputational damage. We may also be subject to increased regulatory scrutiny, governmental investigations or enforcement actions, and regulatory fines. Additionally, a data security incident may result in significant remediation expenses and increased cybersecurity protection and insurance costs.

While we employ policies, training, controls, and other safeguards to mitigate these risks, there is no assurance they will be sufficient to prevent future data security incidents or insider threats. We have experienced, and may further experience, a range of incidents, including phishing, emails purporting to come from a company executive or vendor seeking payment requests, malware, and communications from look-alike corporate domains, as well as risks from malicious insiders and third-party software and services. We have also faced unauthorized access and exfiltration of confidential data through exploitation of vulnerabilities in third-party applications. While these incidents have not resulted in material cost or had a material effect on our business, operations, technology, or data to date, they could in the future. While we maintain cybersecurity insurance, there is no assurance that the coverage would be sufficient to cover any losses. Despite our cybersecurity measures, we operate in an evolving threat landscape with growing regulatory expectations that increases the risk that a security incident could materially adversely affect our business operations, reputation, or financial results.

Increased regulation of product security, cybersecurity and data practices could adversely affect our business and results of operations

We operate in a regulatory environment that is rapidly evolving with respect to product security, cybersecurity, and the collection, use, and retention of data. Governments around the world continue to adopt new, and expand existing, laws and regulations imposing heightened requirements on companies related to these topics. Further expansion of product security, cybersecurity, or data protection regulations, whether through new legislation, more stringent industry standards, or increased enforcement activity, could require us to modify our products, enhance our security controls, or change our data practices, potentially resulting in increased costs. Failure to comply with applicable laws and regulations, or perceived shortcomings in our security or data practices, could subject us to governmental investigations, regulatory penalties, litigation, or reputational harm which could materially and adversely affect our business, financial condition, and results of operations.

Tariffs and other import measures imposed by the United States or other countries may adversely affect our business and results of operations.

Significant changes to trade policy, international trade agreements, export controls, sanctions, or tariffs have adversely impacted and could materially adversely impact our business, operations, and financial results. The tariff policy environment has been and is expected to continue to be dynamic. Our revenue is concentrated, with approximately 72% of our revenue in fiscal 2025 coming from the United States. Tariffs recently implemented that have impacted or could materially impact our business include tariffs on U.S. imports:

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

Additionally, we currently rely upon certain trade agreements and product or technology-based exemptions that reduce our tariff exposure. However, the U.S. government is currently investigating imports of products, including semiconductors and derivative products relevant to our business, which could result in material additional tariffs. There can be no guarantee as to which of our products will be impacted by new or changing tariffs, or that they will remain eligible for exceptions under existing or future trade agreements or executive orders.

We have taken steps, and may take additional steps, to mitigate the impact of tariffs on our business, including: by availing ourselves of certain exemptions to tariffs; by making changes to our supply chain practices, sources of supply, or manufacturing locations; and by passing the cost of tariffs to customers. These mitigation strategies generally take considerable time to implement, can result in significant costs, and can disrupt our supply chain. Moreover, customer reaction to the imposition of new tariffs, or any tariff mitigation steps we elect to take is uncertain and may result in reduced spending, deferred orders or delivery of existing orders, or shifting of purchases to other vendors, each of which would adversely impact our financial results and competitive position.

Emerging issues related to the development and use of AI could give rise to legal or regulatory action, damage our reputation, or otherwise materially harm of our business.

Our development and use of AI technology in our products and operations remains in the early phases. While we aim to develop and use AI responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. AI technologies are complex and rapidly evolving, and the technologies that we develop or use may ultimately be flawed. Moreover, AI technology is subject to rapidly evolving domestic and international laws and regulations, including executive orders by the U.S. government and the EU’s Artificial Intelligence Act, which could impose significant costs and obligations on the Company. Emerging regulations may also pertain to data privacy, data protection, and the ethical use of AI, as well as clarifying intellectual property considerations. Our use of AI could give rise to legal or regulatory action or increased scrutiny or liability, and may damage our reputation or otherwise materially harm our business.

Legal proceedings, including government investigations and other claims or disputes, may be costly to defend and could adversely affect our business.

We are, from time to time, subject to claims, lawsuits, government investigations, and other legal proceedings that may arise in the ordinary course of business. These matters can be complex, involve uncertain outcomes, and require significant management time and resources. These proceedings could result in substantial costs to defend, monetary damages, fines, penalties, or injunctive relief, and could adversely affect our reputation, financial condition, or operating results.

Government regulations affecting our industry could harm our business and results of operations.

Our global operations are subject to complex U.S. and foreign laws and regulations, including trade controls, anti-corruption laws, antitrust regulations, sovereignty and localization requirements, and environmental and sustainability regulations. Compliance with these laws may impose significant costs, and violations could result in fines, penalties, criminal sanctions, restrictions on our operations, and harm to our reputation. While we maintain policies and procedures to promote compliance, they may not fully prevent violations or mitigate risks from employee misconduct, third-party actions, or evolving interpretations of these laws. Moreover, our customers are subject to these and a wide range of other global regulations, including communications regulations, impacting their network operations and their business more generally. These regulations may adversely affect customer spending and, by extension, also negatively impact our operations or financial results.

Changes in tax law or regulation, effective tax rates and other adverse outcomes with taxing authorities could adversely affect our results of operations.

We are subject to complex, evolving, and sometimes conflicting tax laws and regulations in the jurisdictions where we operate. Changes in tax legislation, interpretations, or enforcement practices, including those related to global minimum tax regimes, transfer pricing, or the allocation of profits among countries, could increase our effective tax rate, result in additional tax liabilities, or impact our profitability. Changes in tax regulation could also adversely impact our go-to-market approach, global sourcing strategy, manufacturing practices, or competitiveness of our products. We are subject to the continuous examination of our income and other tax returns by the Internal Revenue Service and other tax authorities globally, and we have a number of such reviews underway at any time. It is possible that tax authorities may disagree with certain positions we have taken, and an adverse outcome of such a review or audit could have a negative effect on our financial position and operating results. There can be no assurance that the outcomes from such examinations, or changes in tax law or regulation impacting our effective tax rates, will not have an adverse effect on our business, financial condition and results of operations.

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.

We cannot be certain that our current design for internal control over financial reporting, or any future changes thereto, will be sufficient to enable management to determine that our internal controls are effective for any period, or on an ongoing basis. Certain ongoing initiatives, including efforts to transform business processes, to transition certain functions to third-party resources or providers, and to enter new markets or geographies, will necessitate modifications to our internal control systems, processes and related information systems as we optimize our business and operations. If we are unable to assert that our internal controls over financial reporting are effective, market and customer perception of our financial condition and business may suffer and the trading price of our stock may be adversely affected.

Risks Related to Common Stock, Debt, and Assets

Our stock price is volatile.

The market price and trading volume of our securities has been and may be subject to significant volatility, influenced by a variety of factors, many of which are outside our control. Our stock price has experienced significant fluctuations in the past and may continue to do so. Stock price volatility can result from any of the factors discussed in this “Risk Factors” section, including overall market and economic conditions, industry trends, investor sentiment, variations in operating results compared to expectations, announcements by us or our competitors, and changes in financial forecasts or guidance. Broader fluctuations in equity markets, shifts in market indices, or loss of investor confidence in a particular sector could also affect the market for our securities, regardless of our actual operating performance.

Volatility and uncertainty in the capital markets could limit our access to funding on favorable terms or at all.

We have accessed the capital markets in the past and have successfully raised funds, including through the issuance of equity, convertible notes and other indebtedness. We regularly evaluate our liquidity position, debt obligations and anticipated cash needs to fund our long-term operating plans, and we may consider it necessary or advisable to raise additional capital or incur additional indebtedness in the future. If we raise additional funds, our existing stockholders could suffer dilution in their percentage ownership of our company, or our leverage and outstanding indebtedness could increase. Our ability to access capital, and the cost of that capital, can be affected by a range of factors, including market conditions, interest rates, inflation, and ratings agency evaluation of our company. As such, there can be no assurance that financing alternatives will be available to us on favorable terms or at all.

Outstanding indebtedness may adversely affect our liquidity and results of operations and could limit our business.

We are a party to credit agreements governing a revolving credit facility, a term loan, and unsecured senior notes. These agreements contain certain covenants that limit our operational flexibility and include customary remedies that would apply should we default on our obligations. We may also enter into additional debt transactions or credit facilities which may increase our indebtedness and result in additional restrictions on our business. Our indebtedness could have important negative consequences, including: increasing our vulnerability to adverse economic and industry conditions; limiting our ability to obtain additional financing; debt service and repayment obligations that may reduce the availability of cash resources; limiting our flexibility in planning for, or reacting to, changes in our business and the markets; and placing us at a possible competitive disadvantage to competitors.

Certain assets on our balance sheet are subject to impairment or write-down.

We have a number of assets on our balance sheet with significant values that can be adversely impacted by factors related to our business and operating performance, as well as factors outside of our control, including that: the value of receivables may be impacted by difficulty collecting amounts owed by customers, suppliers or partners due to their financial conditions; the value of certain fixed assets can be materially impacted by changes in our business operations or strategy; the value of the deferred tax asset can be significantly impacted by changes in tax policy, changes in future tax rates, or by our tax planning strategy; and the value of our goodwill or our long-lived assets may be impaired if market conditions for our business change. We could be required to record an impairment charge of certain of our assets which would create a loss and adversely affect our operating results.

Item 1B. Unresolved Staff Comments
Not applicable.

Item 1C. Cybersecurity

Oversight and Governance
Our Board of Directors and the Audit Committee of our Board of Directors (the “Audit Committee”) are responsible for overseeing and assessing management’s execution of and approach to cybersecurity risk management. Our Chief Information Security Officer (“CISO”), who reports directly to our General Counsel, is primarily responsible for assessing cybersecurity risks and managing our cybersecurity program on a day-to-day basis, with support from other members of senior management.
Our CISO is an accomplished security professional with 20 years of experience in cybersecurity and risk management across numerous industries and holds degrees in computer science and information assurance, and additional executive education in building and leading cybersecurity programs. The CISO and his team (the “Security Team”), which includes trained cybersecurity professionals, are responsible for implementing and maintaining our cybersecurity strategy and program and its related processes. We also maintain a Security Advisory Committee (“SAC”), which is chaired by our General Counsel and composed of members of executive leadership and other functional leaders, including our Chief Financial Officer, CISO, Chief Digital Information Officer, and Vice President of Internal Audit. The SAC meets regularly to, among other things, review cybersecurity program developments and serves as a path of escalation and decision-making in certain situations, including incident response.
We, and our managed security partners, regularly monitor our environment for indicators of malicious or suspicious activity and security relevant events. The potential risk and impact of certain events is evaluated by a cross-functional team that includes members of our Security Team, legal department and other business functions as necessary and appropriate. Materiality determinations related to escalated events are made by the SAC without unreasonable delay. The CISO, on a quarterly basis, generally provides the Audit Committee a summary of relevant cybersecurity events, with certain events escalated to the Audit Committee, or Board of Directors, outside of these quarterly meetings depending upon their nature.
As part of our Board of Directors’ oversight of risk management, they devote time and attention to cybersecurity related risks. The Audit Committee is responsible for overseeing cybersecurity, data privacy, and information technology-related programs, policies and other efforts to manage or mitigate cybersecurity risks. As part of its standing agenda, the Audit Committee receives quarterly updates on cybersecurity risks and initiatives from our CISO. These updates have included reviews of our cybersecurity risk management efforts, including the development of relevant processes and policies, the implementation of technologies and systems, or use of third-party partners to safeguard our information systems, the conduct of education and training initiatives with employees and business partners, and incident response preparedness, including simulations and tabletop exercises. The Audit Committee regularly updates the Board of Directors on such matters. Separately, and in addition to such quarterly reporting, our Board of Directors also receives an annual update from our CISO on information and cybersecurity risks and related initiatives. These Board updates have included briefings from our CISO, as well as external counsel and third-party security advisors, which have included continuing education sessions as our Board of Directors seeks to enhance its understanding of cybersecurity risk, leading practices and an evolving cyber threat landscape.
Risk Management and Strategy
The safeguarding of information systems, that store employee and customer data, and proprietary information, are of paramount importance to us, our business and our reputation. We strive to maintain a robust and proactive enterprise cybersecurity program designed to identify, assess and manage cybersecurity risks that may impact our business or assets.

Cybersecurity Strategy
Our cybersecurity strategy focuses on (i) maintaining a cybersecurity framework and set of controls to assess and manage security risks and (ii) protecting against threats by deploying and monitoring security controls and mitigating exposures and potential threats. We maintain a security program designed to align with industry standards, principles, and frameworks, such as those set by the National Institute of Standards and Technology (NIST) and the International Organization for Standardization (ISO). Our program is also informed by various legal requirements, including contractual requirements from our customers. In addition, we maintain internal policies and procedures that govern the measures we take to secure our information technology environment. These include a wide variety of capabilities designed to prevent, detect, or address risks to systems and data. We also employ a range of tools and services, including regular network and endpoint monitoring, penetration testing, and vulnerability assessments, to inform our risk identification and management strategy.
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
Promoting an engaged and aware workforce is a key part of our cybersecurity defense program. We carry out regular security awareness training for our personnel to help them better identify and address potential cybersecurity issues. This includes regular exercises to simulate and detect phishing attempts, various awareness and communication initiatives, and required online security awareness training at the time of hire and generally on an annual basis thereafter.
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
Additional information about cybersecurity risks we face is discussed in Item 1A of Part I of this annual report, “Risk Factors,” including under the heading “Cyber-attacks could compromise our technology and information, damaging our business and reputation and disrupting our operations,” which should be read in conjunction with the information above. While we continue to monitor, identify, investigate, respond to, and manage cybersecurity threats, risks and incidents, to date we have not experienced cybersecurity risks, including as a result of previous cybersecurity incidents, that have had a material effect. There can be no assurance that we will not experience such risks in the future.

Item 2. Properties

Overview. As of November 1, 2025, all of our properties are leased, and we do not own any real property. We lease facilities globally related to the ongoing operations of our business segments and related functions. Our corporate headquarters are located in Maryland, United States. Our largest facilities are our research and development centers located in Ottawa, Canada and Gurgaon, India. We believe the facilities we are now using are adequate and suitable for our business requirements.

Ottawa Leases. We entered into an 18-year lease agreement in October 2014 for an office building located in, Ottawa, Canada, consisting of a rentable area of approximately 170,000 square feet. In addition, we entered into a 15-year lease agreement in April 2015 for two adjacent office buildings, consisting of a rentable area of approximately 255,000 square feet.

Gurgaon Leases. We lease two office buildings in Gurgaon, India consisting of a rentable area of approximately 282,000 square feet, which expire in our fiscal 2026. In April 2025, we entered into a lease agreement for up to ten years for two new office buildings located in Gurgaon, India, consisting of a rentable area of approximately 177,000 square feet and expected to be occupied in the first half of our fiscal 2026.

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
As of December 5, 2025, there were approximately 600 holders of record of our common stock and 140,854,735 shares of common stock outstanding. We have never paid cash dividends on our capital stock. We currently intend to retain earnings for use in our business, and we do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
The following table provides a summary of repurchases of our common stock during the fourth quarter of fiscal 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands)
August 3, 2025 to August 30, 2025	286,619	$92.10	288,619	$728,418
August 31, 2025 to September 27, 2025	199,138	$125.92	199,138	$703,341
September 28, 2025 to November 1, 2025	199,457	$165.44	199,457	$670,344
Total	685,214	$123.28	685,214

(1) On October 2, 2024, we announced that our Board of Directors had authorized a program to repurchase up to $1.0 billion of our common stock, which replaced in its entirety the previous stock repurchase program. The program may be modified, suspended, or discontinued at any time. During the fourth quarter of fiscal 2025, we repurchased $84.5 million of our common stock under such stock repurchase program, and we had $670.3 million remaining under the current repurchase authorization as of November 1, 2025. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Liquidity and Capital Resources – Stock Repurchase Authorization” in Item 7 of Part II of this annual report and Note 21 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for information regarding the stock repurchase programs authorized by our Board of Directors.

Stock Performance Graph
The following graph shows a comparison of cumulative total returns for an investment in our common stock, the S&P North American Technology-Multimedia Networking Index and the Russell 1000 Index from October 30, 2020 to October 31, 2025. The Russell 1000 Index comprises the stocks representing the 1,000 largest publicly traded American companies as measured by market capitalization. The S&P North American Technology-Multimedia Networking Index includes stocks in the S&P Total Market Index that are classified under the Global Industry Classification Standard communications equipment sub-industry. This graph is not deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933, as amended, or the Exchange Act.
Comparison of 5-Year Cumulative Total Return Among Ciena Corporation,
the S&P North American Technology-Multimedia Networking Index and the Russell 1000 Index

The graph tracks the performance of a $100 investment in our common stock and in each of the indices on October 30, 2020 (with the subsequent reinvestment of all dividends at month end). This graph assumes $100 invested in Ciena Corporation, the Russell 1000 and the S&P North American Technology-Multimedia Networking Index, respectively, on October 30, 2020 with all dividends reinvested at month-end. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.
(b) Not applicable.
(c) Not applicable.

Item 6. [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this annual report.

Overview

We are a network technology company, providing hardware, software, and services to a wide range of network operators and enabling enhanced network capacity, service delivery, and automation. Our solutions support network traffic across a wide range of applications, including cloud, voice, video, data, and AI. Our network solutions are used globally by cloud providers, service providers, and other network operators across multiple industry verticals.

The markets into which we sell are dynamic and characterized by a high rate of change. Networks continue to experience strong demand for increased bandwidth due to traffic growth, which is being driven by a diverse set of services, technologies, and customer needs.

Business Momentum

Our industry has been experiencing unprecedented increases in demand, in particular as a result of expenditures related to AI and other cloud-based applications. As a result, we experienced broad-based business momentum in fiscal 2025, including significant year-over-year order growth in both of our major customer segments, cloud providers and service providers. Our revenue increased by 19% to $4.8 billion in fiscal 2025 as compared to $4.0 billion in fiscal 2024, with orders for our products and services significantly exceeding our revenue. We also significantly grew our backlog, which includes both products and services, to $5.0 billion, as compared to $2.1 billion at the end of fiscal 2024. While we believe much of this backlog growth reflects the increased demand for connectivity to address AI workloads, a portion is related to an industry-wide constrained supply environment. Our ability to scale our operational and manufacturing capacity is critical to our success within this environment. As such, we and many of our suppliers have sought to increase capacity to ensure availability of key inputs for our products and reduce extended lead times.

Within this environment, we have experienced increased customer concentration in both orders and revenue, particularly with cloud providers, with a single cloud provider customer continuing to provide a significant volume of orders and two cloud providers in our top five customers by revenue for fiscal 2025. Our growing sales to cloud providers has resulted in a changing mix in our product sales.

Gross Margin Dynamics

Our gross margin decreased to 42.0% in fiscal 2025, compared to 42.8% in fiscal 2024, primarily due to lower services margin driven by increased incentive compensation and shifts in services mix. In fiscal 2025, our growing sales to cloud providers contributed to a changing product mix and an increase in sales of interconnect products, impacting our product gross margin. Through our continued focus on a range of initiatives to maintain and enhance our gross margin, including cost reductions, manufacturing efficiencies and lower inventory provisions, we were able to offset the impact of this dynamic and our product margin was unchanged from fiscal 2024 to fiscal 2025.

Investment in Technology Innovation

During fiscal 2025, we invested $848.3 million in research and development activities, an increase of 11% compared to fiscal 2024. We believe that our investment capacity and our efforts to push the pace of innovation are important competitive differentiators in our markets, which requires considerable investment capacity and expenditures. In particular, in an effort to capture certain market opportunities created by the impact of AI on networks, we continued to increase the performance of, and enhance the capabilities for our leading WaveLogicTM coherent modem technology, through which we seek to extend our leadership in optical networking, and leverage it to expand our addressable market, including inside and around the data center.

In an effort to expand our addressable market, during the fourth quarter of fiscal 2025, we acquired privately-held Nubis, which specializes in high-performance, ultra-compact, low-power optical and electrical interconnects tailored to support AI workloads. Nubis’s portfolio, including technologies for co-packaged optics, near packaged optics and electrical active copper cables, will complement our existing optical networking portfolio of high-speed interconnects. See Note 3 to our Consolidated Financial Statements included in Item 8 of Part II of this report for more information on this acquisition.

Operating Expense Management

Our operating expense grew from $1.6 billion in fiscal 2024 to $1.8 billion in fiscal 2025. As a result of our strong financial performance and order levels in fiscal 2025, our expense associated with our incentive compensation programs, including our annual bonus plan and sales compensation, increased year over year.

We regularly monitor our spending to optimize our operating expenses and to ensure that our strategic investments are aligned with our highest-growth demand opportunities. During the fourth quarter of fiscal 2025, we began implementing a plan intended to deliver increased operating efficiencies through a reduction in headcount of 4% to 5% of our global workforce and a decision to cease forward investment in certain broadband development initiatives, primarily 25G PON.

Capital Allocation Strategy

Our capital allocation strategy is focused on maintaining our significant innovation investment, investing in select transactions, and returning value to stockholders, while preserving our strategic and operational flexibility. We continuously work to improve our cash cycle and evaluate alternatives to manage our capital structure in order to enhance our liquidity. We ended fiscal 2025 with $1.4 billion of cash, cash equivalents, and investments. Cash generated from operations increased to $806.1 million in fiscal 2025 as compared to $514.5 million in fiscal 2024. Consistent with our capital allocation priorities, we invested $140.8 million in capital purchases, primarily for supply chain equipment, and research and development, $231.1 million for the acquisition of Nubis and $334.5 million on our share buyback program.

Consolidated Results of Operations

A discussion regarding results of operations for fiscal 2025 compared to fiscal 2024 is presented below. A discussion of fiscal 2024 compared to fiscal 2023 can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended November 2, 2024, filed with the SEC on December 20, 2024, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at investor.ciena.com.

Our results of operations are presented based on our operating segments: (i) Networking Platforms; (ii) Platform Software and Services; (iii) Blue Planet Automation Software and Services; and (iv) Global Services. Effective as of the fourth quarter of fiscal 2025, we renamed (i) our “Maintenance Support and Training” product line to “Maintenance, Support, and Learning”, (ii) our “Installation and Deployment” product line to “Implementation”, and (iii) our “Consulting and Network Design” product line to “Advisory and Enablement.” These changes, affecting only the presentation of such information, were made on a prospective basis and do not impact comparability of previous financial results. However, references to the prior reported product lines have been changed herein to the new names described above. See Notes 2 and 24 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for more information on our segment reporting.

Revenue
As a result of the increased demand described above, our revenue increased by 18.8% in fiscal 2025 as compared to fiscal 2024.

Operating Segment Revenue

The table below sets forth the changes in our operating segment revenue for the periods indicated (in thousands, except percentage data):

	Fiscal Year
	2025	%*	2024	%*	Increase (decrease)	%**
Revenue:
Networking Platforms
Optical Networking	$3,246,239	68.1	$2,642,563	65.8	$603,676	22.8
Routing and Switching	430,138	9.0	399,492	10.0	30,646	7.7
Total Networking Platforms	3,676,377	77.1	3,042,055	75.8	634,322	20.9

Platform Software and Services	363,830	7.6	358,062	8.9	5,768	1.6
Blue Planet Automation Software and Services	115,547	2.4	77,619	2.0	37,928	48.9

Global Services
Maintenance, Support, and Learning	317,247	6.7	303,086	7.5	14,161	4.7
Implementation	246,047	5.2	184,358	4.6	61,689	33.5
Advisory and Enablement	50,459	1.0	49,775	1.2	684	1.4
Total Global Services	613,753	12.9	537,219	13.3	76,534	14.2

Consolidated revenue	$4,769,507	100.0	$4,014,955	100.0	$754,552	18.8
_________________________________

*	Denotes % of total revenue
**	Denotes % change from 2024 to 2025
•Networking Platforms segment revenue increased by $634.3 million.
◦Optical Networking revenue increased by $603.7 million, primarily driven by increases in sales of our RLS to cloud providers. Revenue also benefited from increased sales of our coherent pluggable transceivers to cloud providers, 6500 Packet-Optical Platforms to service provider customers, and Waveserver® systems.
◦Routing and Switching revenue increased by $30.6 million, primarily driven by an increase in sales of our 3000 and 5000 series of service delivery and aggregation platforms to a cloud provider customer for DCOM solutions.
•Platform Software and Services segment revenue increased by $5.8 million, primarily reflecting sales increases of our software consulting services.
•Blue Planet Automation Software and Services segment revenue increased by $37.9 million, primarily reflecting sales increases in our orchestration software, unified assurance and analytics software, and our inventory management software services.
•Global Services segment revenue increased by $76.5 million, primarily reflecting sales increases of $61.7 million of our implementation services and $14.2 million of our maintenance, support, and learning.

Revenue by Geographic Region
Our operating segments engage in business and operations across three geographic regions: the United States, Canada, the Caribbean and Latin America (“Americas”); Europe, Middle East and Africa (“EMEA”); and Asia Pacific, Japan and India (“APAC”). The following table reflects our geographic distribution of revenue, principally based on the relevant location for our delivery of products and performance of services (in thousands, except percentage data):

	Fiscal Year
	2025	%*	2024	%*	Increase (decrease)	%**
Americas	$3,606,407	75.6	$2,951,915	73.5	$654,492	22.2
EMEA	731,912	15.4	648,870	16.2	83,042	12.8
APAC	431,188	9.0	414,170	10.3	17,018	4.1
Total	$4,769,507	100.0	$4,014,955	100.0	$754,552	18.8
_________________________________

*	Denotes % of total revenue
**	Denotes % change from 2024 to 2025
•Americas revenue increased by $654.5 million, primarily driven by increased sales to cloud providers as well as increased sales to service providers, each primarily in the United States.
•EMEA revenue increased by $83.0 million, primarily driven by increased sales to cloud providers in the Netherlands and service providers in the United Kingdom, partially offset by decreased sales to submarine network operators.
•APAC revenue increased by $17.0 million, primarily driven by increased sales in Japan and Singapore, partially offset by decreased sales to Hong Kong and India.

Revenue Concentration
Sales to our five largest customers contributed 49.7% of our revenue in fiscal 2025 and 43.8% of our revenue in fiscal 2024. Sales to one cloud provider were $851.6 million, or 17.9% of total revenue in fiscal 2025 and $532.3 million or 13.3% of total revenue in fiscal 2024. Sales to AT&T were $500.7 million, or 10.5% of total revenue, in fiscal 2025, and $475.3 million, or 11.8% of total revenue, in fiscal 2024. No other customer accounted for greater than 10% of our revenue in fiscal 2025 or fiscal 2024.

Currency Fluctuations
During fiscal 2025, 9.9% of our revenue was non-U.S. Dollar denominated, primarily including sales in Euros, Indian Rupees and Canadian Dollars. During fiscal 2025, as compared to fiscal 2024, the U.S. Dollar fluctuated against these and other currencies, with minimal impact as compared to fiscal 2024.

Gross Margin

Gross margin is calculated as revenue less cost of goods sold, divided by revenue.

Product cost of goods sold consists primarily of amounts paid to third-party contract manufacturers, component costs, employee-related costs, shipping, logistics, and tariff costs associated with manufacturing-related operations, warranty and other contractual obligations, royalties, license fees, amortization of intangible assets, cost of excess and obsolete inventory and, any estimated losses on committed customer contracts.

Services cost of goods sold consists primarily of direct and third-party costs associated with our provision of services, including implementation, maintenance, support, learning, advisory and enablement activities, and any estimated losses on committed customer contracts. The majority of these costs relate to personnel, including employee and third-party contractor-related costs.

Gross margin can fluctuate due to a number of factors, including technology-based price compression, product and service mix, the lifecycle stage of our products and cost reductions.

The tables below set forth the changes in revenue and gross margin for the periods indicated (in thousands, except percentage data):

	Fiscal Year
	2025		2024			Gross
	Revenue	Gross Margin (%)	Revenue	Gross Margin (%)	Revenue Change (%)	Margin Change
Total	$4,769,507	42.0	$4,014,955	42.8	18.8	(0.8)
Products	$3,822,618	41.1	$3,159,021	41.1	21.0	—
Services	$946,889	45.8	$855,934	49.3	10.6	(3.5)
_________________________________

•Gross margin decreased by 80 basis points from 42.8% for fiscal 2024 to 42.0% for fiscal 2025, primarily reflecting decreased services margin.
•Product gross margin did not change for fiscal 2025 as compared to fiscal 2024. However, the primary changes within gross margin were a less favorable product mix, offset by improved manufacturing efficiencies, product cost reductions and reduced inventory writedowns.
•Services gross margin decreased by 350 basis points, from 49.3% for fiscal 2024 to 45.8% for fiscal 2025, primarily due to higher incentive compensation, a lower proportion of maintenance services sales, and a higher proportion of implementation services sales.

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

•Significant asset impairments and restructuring costs primarily reflect the costs associated with significant impairment or abandonment of assets and actions we have taken to restructure our business, including reductions in force, facility optimization, and the redesign of business processes.

•Amortization of intangible assets primarily reflects the amortization of both purchased technology and customer relationships derived from our acquisitions.

•Acquisition and integration costs primarily consist of expenses for financial, legal and accounting advisors and severance and other employee-related costs, associated with our acquisition activity.

The table below sets forth the changes in operating expense for the periods indicated (in thousands, except percentage data):

	Fiscal Year
	2025	%*	2024	%*	Increase (decrease)	%**
Research and development	$848,329	17.8	$767,497	19.1	$80,832	10.5
Selling and marketing	581,331	12.2	510,668	12.7	70,663	13.8
General and administrative	238,707	5.0	220,647	5.5	18,060	8.2
Significant asset impairments and restructuring costs	112,113	2.4	24,592	0.6	87,521	355.9
Amortization of intangible assets	25,758	0.5	29,569	0.7	(3,811)	(12.9)
Acquisition and integration costs	1,148	—	—	—	1,148	100.0
Total operating expenses	$1,807,386	37.9	$1,552,973	38.6	$254,413	16.4
_________________________________

*	Denotes % of total revenue
**	Denotes % change from 2024 to 2025
•Research and development expense increased by $80.8 million, primarily due to higher incentive compensation. Expenses were also increased by professional services, partially offset by foreign exchange benefits.
•Selling and marketing expense increased by $70.7 million, primarily due to higher incentive compensation.
•General and administrative expense increased by $18.1 million, primarily due to incentive compensation, partially offset by lower legal fees and bad debt expense.
•Significant asset impairments and restructuring costs increased by $87.5 million, primarily due to the abandonment of our in-process R&D intangible asset. For more information on our restructuring costs, see Note 4 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report.
•Amortization of intangible assets decreased by $3.8 million primarily reflecting certain intangible assets having reached the end of their economic lives.
•Acquisition and integration costs in fiscal 2025 primarily reflect financial, legal, and accounting advisory costs and certain employee-related costs related to our acquisition of Nubis.
Currency Fluctuations

During fiscal 2025, 46.3% of our operating expense was non-U.S. Dollar denominated, including Canadian Dollars and Indian Rupees. During fiscal 2025 as compared to fiscal 2024, the U.S. Dollar fluctuated against these and other currencies with minimal impact as compared to fiscal 2024.

Segment Profit (Loss)

The table below sets forth the changes in our segment profit (loss) for the respective periods (in thousands, except percentage data):

	Fiscal Year
	2025	2024	Increase (decrease)	%*
Segment profit (loss):
Networking Platforms	$774,058	$594,170	$179,888	30.3
Platform Software and Services	$235,134	$240,341	$(5,207)	(2.2)
Blue Planet Automation Software and Services	$31,243	$(2,395)	$33,638	1,404.5
Global Services	$213,839	$204,378	$9,461	4.6
_________________________________

*	Denotes % change from 2024 to 2025
•Networking Platforms segment profit increased by $179.9 million, primarily due to higher sales volume as described above, partially offset by higher research and development costs.

•Platform Software and Services segment profit decreased by $5.2 million, primarily due to increased research and development costs and reduced services margins as described above, partially offset by higher services sales volume.
•Blue Planet Automation Software and Services segment profit increased by $33.6 million, primarily due to higher sales volume as described above, improved margins, and lower research and development costs.
•Global Services segment profit increased by $9.5 million, primarily due to increased sales volumes as described above, partially offset by reduced margins also described above.
Other Items
The table below sets forth the changes in other items for the periods indicated (in thousands, except percentage data):

	Fiscal Year
	2025	%*	2024	%*	Increase (decrease)	%**
Interest and other income, net	$48,888	1.0	$50,261	1.3	$(1,373)	(2.7)
Interest expense	$89,403	1.9	$97,028	2.4	$(7,625)	(7.9)
Loss on extinguishment and modification of debt	$729	—	$—	—	$729	100.0
Provision for income taxes	$32,949	0.7	$35,894	0.9	$(2,945)	(8.2)
_________________________________

*	Denotes % of total revenue
**	Denotes % change from 2024 to 2025
•Interest and other income, net decreased by $1.4 million, primarily resulting from lower interest income on our investments, partially offset by the impact of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity.
•Interest expense decreased by $7.6 million, primarily due to lower interest rates on our floating rate debt, net of hedging activity.
•Loss on extinguishment and modification of debt reflects the refinancing of our 2030 Term Loan in the first quarter of fiscal 2025.
•Provision for income taxes decreased by $2.9 million, primarily due to the effective tax rate for fiscal 2025 being lower than the effective tax rate for fiscal 2024. The lower effective tax rate was a result of the recognition of tax benefits related to Uncertain Tax Positions for which the statute of limitations has expired.

Liquidity and Capital Resources
We regularly evaluate our capital structure, liquidity position, debt obligations, and anticipated cash needs to fund our operating or investment plans, and we will continue to consider capital raising and other market opportunities that may be available to us.
Principal Sources of Liquidity. Our principal sources of liquidity include our cash, cash equivalents and investments, which as of November 1, 2025 totaled $1.4 billion, as well as our Credit Facility (as defined in Note 19 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report). Based on past performance and current expectations, we believe that will satisfy our currently anticipated working capital needs, capital expenditures, and other liquidity requirements associated with our operations through the reasonably foreseeable future, including the next 12 months.
Foreign Liquidity. The amount of cash, cash equivalents and short-term investments held by our foreign subsidiaries was $412.4 million as of November 1, 2025. Approximately $92.3 million of undistributed earnings from these foreign subsidiaries is expected to be repatriated, with any remaining amounts continuing to be indefinitely reinvested. A deferred tax liability related to the expected repatriation amount was accrued in fiscal 2023. There are no other significant temporary differences related to our investment in the foreign subsidiaries for which a deferred tax liability has not been recognized. See Note 22 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report.

Stock Repurchase Authorization. On October 2, 2024, we announced that our Board of Directors authorized a program to repurchase up to $1.0 billion of our common stock, which replaced in its entirety the previous stock repurchase program authorized in fiscal 2022 and completed in fiscal 2024. During fiscal 2025, we repurchased $329.7 million of our common stock under the stock repurchase program, and $670.3 million remained under the current repurchase authorization as of November 1, 2025. The amount and timing of any further repurchases under our stock repurchase program are subject to a variety of factors including liquidity, cash flow, stock price and general business and market conditions. The program may be modified, suspended, or discontinued at any time. See Notes 21 and 27 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report.
Cash Flows
The following table sets forth changes in our cash and cash equivalents and investments in marketable debt securities (in thousands):

	November 1, 2025	November 2, 2024	Increase (decrease)
Cash and cash equivalents	$1,091,952	$934,863	$157,089
Short-term investments in marketable debt securities	216,148	316,343	(100,195)
Long-term investments in marketable debt securities	57,142	80,920	(23,778)
Total cash and cash equivalents and investments in marketable debt securities	$1,365,242	$1,332,126	$33,116

Cash, cash equivalents and investments increased by $33.1 million during fiscal 2025. Cash from operating activities generated $806.1 million, which was partially offset by the following: (i) cash used for stock repurchases under our stock repurchase program of $334.5 million; (ii) cash used for the acquisition of a business of $231.1 million, net of cash acquired; (iii) cash used to fund our investing activities for capital expenditures totaling $140.8 million; (iv) stock repurchased upon vesting of our stock unit awards to employees relating to tax withholding of $91.3 million; and (v) cash used for payments on our term loan due October 28, 2030 (the “Refinanced 2030 Term Loan”) of $11.6 million. In addition to cash provided by operations, the issuance of equity under our employee stock purchase plans provided $35.9 million in cash during fiscal 2025.
See Notes 3, 18, and 21 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for information relating to these transactions.

Cash Provided by Operating Activities
The following sections set forth the components of our $806.1 million of cash provided by operating activities for fiscal 2025. Net income (adjusted for non-cash charges) provided cash of $586.3 million and cash provided by our operating assets and liabilities was $219.8 million.

Net Income (adjusted for non-cash charges)
The following table sets forth our net income (adjusted for non-cash charges) during fiscal 2025 (in thousands):

Year Ended
November 1, 2025
Net income	$123,338
Adjustments for non-cash charges:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	104,133
Abandonment of acquired in-process research and development	89,100
Share-based compensation costs	184,525
Amortization of intangible assets	36,205
Deferred taxes	(23,173)
Provision for inventory excess and obsolescence	48,424
Provision for warranty	24,442
Other	(736)
Net income (adjusted for non-cash charges)	$586,258

Operating Assets and Liabilities

Operating asset and liability requirements decreased by $219.8 million during the period. The following table sets forth the major components of the cash changes in operating assets and liabilities (in thousands):

Year Ended
November 1, 2025
Accounts receivable	$(98,743)
Inventories	(53,602)
Prepaid expenses and other	86,204
Accounts payable, accruals, and other obligations	226,486
Deferred revenue	63,760
Operating lease assets and liabilities, net	(4,270)
Total cash provided by operating assets and liabilities	$219,835

As compared to the end of fiscal 2024:
•The change in accounts receivable which includes accounts receivable, net, and long-term accounts receivable (see Notes 2 and 14 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report for information relating to these transactions) primarily reflects increased sales volume, partially offset by improved cash collections;
•The change in inventories primarily reflects increases in raw materials;
•The change in prepaid expenses and other primarily reflects a significant reduction in the amount of refundable cash advances to third-party contract manufacturers, partially offset by increases in contract assets for unbilled accounts receivable and non-trade accounts receivable;
•The change in accounts payable, accruals, and other obligations primarily reflects a higher accrual associated with our incentive compensation and the timing of payments to suppliers;
•The change in deferred revenue primarily represents an increase in advanced payments received from customers for product orders prior to revenue recognition; and
•The change in operating lease assets and liabilities, net, represents cash paid for operating lease payments in excess of operating lease costs.

Cash Paid for Interest, Net
The following table sets forth the cash paid for interest, net during fiscal 2025 (in thousands):

Year Ended
November 1, 2025
2030 Term Loan terminated January 17, 2025(1)	$18,639
Refinanced 2030 Term Loan due October 28, 2030(2)	53,523
2030 Senior Notes due January 31, 2030(3)	16,000
Interest rate swaps(4)	(8,076)
Revolving Credit Facility(5)	1,775
Finance leases	3,356
Cash paid during period	$85,217

(1) The 2030 Term Loan bore interest at SOFR for the chosen borrowing period plus a spread of 2.00% subject to a minimum SOFR rate of 0.00%.
(2) Interest on the Refinanced 2030 Term Loan is payable periodically based on the interest period selected for borrowing. The Refinanced 2030 Term Loan bears interest at SOFR for the chosen borrowing period plus a spread of 1.75% subject to a minimum SOFR rate of 0.00%. At the end of fiscal 2025, the interest rate on the Refinanced 2030 Term Loan was 5.78%.
(3) The 2030 Senior Notes bear interest at a rate of 4.00% per annum and mature on January 31, 2030. Interest on the 2030 Notes is payable semiannually on January 31 and July 31 of each year.
(4) Our interest rate swaps fix the SOFR rate for $350.0 million of our Term Loans at 3.47% through January 2028 and another $350.0 million of our Term Loans at 3.287% through December 2028. The interest rate swaps entered into in April 2022, which matured in September 2025, fixed the SOFR rate for $350.0 million of our Term Loans at 2.968% from September 2023 to September 2025.
(5) During fiscal 2025, we utilized the revolving credit facility to issue certain standby letters of credit and paid nominal commitment fees, letter of credit fees, and other administrative charges primarily relating to the revolving credit facility.

For additional information about our debt, credit facility, and interest rate swaps, see Notes 15, 18 and 19 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report and Item 7A of Part II of this annual report.

Contractual Obligations
Debt. As of November 1, 2025, we had $1.15 billion outstanding principal associated with our Refinanced 2030 Term Loan, with $11.6 million maturing within 12 months. Interest payments on the Refinanced 2030 Term Loan and payments to be received under the interest rate swaps are variable and are calculated using the interest rate in effect as of November 1, 2025. Future interest payments associated with the Refinanced 2030 Term Loan totaled $328.5 million, with $67.0 million payable within 12 months. Future interest to be received net of payments under the interest rate swaps totaled $12.9 million, with $4.6 million to be received within 12 months. As of November 1, 2025, we had $400.0 million outstanding principal associated with the 2030 Notes payable January 31, 2030. Future interest payments associated with the 2030 Notes totaled $72.0 million, with $16.0 million payable within 12 months.For additional information about our short-term and long-term debt and interest rate swaps, see Notes 15 and 18 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report and Item 7A of Part II of this annual report.
Purchase Order Obligations. As of November 1, 2025, we had $2.1 billion in outstanding purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of this amount relates to firm, non-cancelable and unconditional obligations.
Leases. We have lease arrangements for facilities globally to support the ongoing operations of our business segments and related functions. Office facilities are leased under various non-cancelable operating or finance leases. As of November 1, 2025, we had fixed lease payment obligations of $109.3 million, with $23.4 million payable within 12 months. See Note 17 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report.

Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any equity interests in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.

Revenue Recognition

We apply judgment in determining the transaction price, as we may be required to estimate variable consideration when determining the amount of revenue to recognize. Variable consideration can include various rebate, cooperative marketing, and other incentive programs that we offer to our distributors, partners and customers. When determining the amount of revenue to recognize, we estimate the expected usage of these programs, applying the expected value or most likely estimate and update the estimate at each reporting period as actual utilization data becomes available. We also consider any customer right of return and any actual or potential payment of liquidated damages, contractual or similar penalties, or other claims for performance failures or delays in determining the transaction price.

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

When transfer of control is judged to be over time for implementation and professional service arrangements, we apply the input method to determine the amount of revenue to be recognized in a given period. Utilizing the input method, we recognize revenue based on the ratio of actual costs incurred to date to the total estimated costs expected to be incurred.

Our total deferred revenue for products was $65.4 million and $19.0 million as of November 1, 2025 and November 2, 2024, respectively. Our services revenue is deferred and primarily recognized ratably over the period during which the services are to be performed. Our total deferred revenue for services was $238.4 million and $218.6 million as of November 1, 2025 and November 2, 2024, respectively.

Reserve for Inventory Obsolescence

We estimate future customer demand for our products to determine the appropriate reserve for excess and obsolete inventory. Forecasted demand is based on customer backlog, historical usage and sales forecast by product line. We write down inventory that has become obsolete, slow-moving or unmarketable to reduce its carrying value to the estimated net realizable value. Inventory write downs are a component of our product cost of goods sold. Once recorded, inventory write-downs establish a new lower cost basis for that inventory, and are not reversed. In an effort to limit our exposure to delivery delays and to satisfy customer needs, we purchase inventory based on forecasted sales across our product lines. From time to time, we may purchase products in excess of near term demand due to supplier last time buy requirements, or for other strategic reasons. We continue to manage long-lead component purchases and non-cancelable commitments with contract manufacturers and suppliers. As of November 1, 2025 and November 2, 2024, we had $2.1 billion and $1.7 billion, respectively, in outstanding purchase order commitments to our contract manufacturers and component suppliers for inventory.

For fiscal 2025, 2024 and 2023, we recorded charges for excess and obsolete inventory of $48.4 million, $77.3 million and $29.5 million, respectively, primarily related to a lower forecasted demand for certain Networking Platforms products primarily sold to service providers. Inventory, net of allowance for excess and obsolescence, was $826.2 million and $820.4 million as of November 1, 2025 and November 2, 2024, respectively.

Goodwill

We record acquisitions using the purchase method of accounting. The assets acquired and liabilities assumed are recognized at their fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill. The application of the purchase method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to allocate purchase price consideration properly between assets that are depreciated and amortized from goodwill. Our estimates are based on historical experience, information obtained from the management of the acquired companies and, when appropriate, include assistance from independent third-party appraisal firms.

We test goodwill for impairment on an annual basis, which we have determined to be as of the last business day of fiscal September each year, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. In evaluating goodwill for impairment, we first decide whether to solely perform a qualitative test, which considers whether events and circumstances exist that indicate it is more likely than not that goodwill for a reporting unit is impaired. If such events or condition are identified, or if we elect to bypass the qualitative evaluation, we test goodwill impairment quantitatively by comparing the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, an impairment loss is recognized limited to the total amount of goodwill allocated to that reporting unit. A non-cash goodwill impairment charge would have the effect of decreasing earnings or increasing losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

As of November 1, 2025 and November 2, 2024, the goodwill balance was $521.2 million and $444.7 million, respectively. There were no goodwill impairments resulting from our fiscal 2025 and 2024 impairment tests, and no reporting unit was determined to be at risk of failing the goodwill impairment test. See Note 12 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report.

Purchased Intangible Assets

Our purchased intangible assets primarily result from our acquisitions. The accounting for acquisitions requires significant estimates and judgments in their valuation. Critical estimates used in the valuation of purchased intangible assets include, the amount and timing of expected future cash flows, useful lives, and discount rates. While our estimates of fair value are based on assumptions that are believed to be reasonable, these assumptions are inherently uncertain and unpredictable and may not reflect circumstances that may occur.

We review purchased intangible assets for impairment quarterly or whenever triggering events or changes in circumstances indicate that the assets’ carrying amount may not be recoverable from its undiscounted cash flows. These assets are assigned to asset groups which represent the lowest level for which we identify cash flows. We measure impairment loss as the amount by which the carrying amount of the asset or asset group exceeds its fair value.

During fiscal 2025, approximately $89.1 million was abandoned from in-process research and development with a corresponding expense reported in significant asset impairments and restructuring costs on the Consolidated Statement of Operations. As of November 1, 2025 and November 2, 2024, these assets totaled $224.2 million and $165.0 million, net, respectively. There were no asset impairments resulting from our fiscal 2025 and 2024 impairment tests. See Note 13 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report.

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

Quarterly, we perform an analysis to determine the likelihood of realizing our deferred tax assets and whether sufficient evidence exists to support reversal of all or a portion of the valuation allowance. The net deferred tax assets as of November 1, 2025 and November 2, 2024 were $884.4 million and $885.9 million, respectively, including valuation allowances of $214.5 million and $192.4 million, respectively. We will continue to evaluate future financial performance to determine whether such performance is both sustained and significant enough to provide sufficient evidence to support reversal of all or a portion of the remaining valuation allowance. The value of our net deferred tax asset may be subject to change in the future, depending on our generation or projections of future taxable income, as well as changes in tax law or our tax planning strategy.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. The following discussion about these market risks includes forward-looking statements. Actual results could differ materially from those discussed below.

Interest Rate Sensitivity. We maintain an investment portfolio of various holdings, types, and maturities. See Notes 6 and 7 to our Consolidated Financial Statements included in Item 8 of Part II of this report such investments. These investments are sensitive to interest rate movements, and their fair value will decline as interest rates rise and increase as interest rates fall. The estimated impact on these investments of a 100 basis point (1.0%) increase in interest rates across the yield curve from rates in effect as of the balance sheet date would be a $1.6 million decline in value.

Absent hedging using floating-to-fixed rate interest rate swaps, our earnings and cash flows from operations could be impacted by changes in interest rates related to the floating rate of interest on our Refinanced 2030 Term Loan. We have entered into interest rate swaps that fix the floating rate for $350.0 million of our Refinanced 2030 Term Loan at 3.47% from January 2023 through January 2028 and another $350.0 million of our Refinanced 2030 Term Loan at 3.287% from September 2025 through December 2028. As a result, a 100 basis point (1.0%) increase in the Secured Overnight Financing Rate (“SOFR”) rate as of the balance sheet date would increase our annualized interest expense by approximately $4.5 million. See Notes 15 and 18 to our Consolidated Financial Statements included in Item 8 of Part II of this report for additional information.

Foreign Currency Exchange Risk. Our business and results of operations are exposed to movements in foreign currency exchange rates. Some of our transactions are non-U.S. Dollar denominated, with the Euro, Indian Rupee, and Canadian Dollar being our most significant foreign currency revenue exposures. If the U.S. Dollar strengthens against these currencies, our revenue for these transactions reported in U.S. Dollars would decline. For our U.S. Dollar denominated transactions, an increase in the value of the U.S. Dollar would increase the price of our products to customers in markets outside the United States. During fiscal 2025, 9.9% of revenue was non-U.S. Dollar denominated. During fiscal 2025 as compared to fiscal 2024, the U.S. Dollar fluctuated against a number of foreign currencies with minimal impact as compared to fiscal 2024.

With regard to operating expenses, our primary exposure to foreign currency exchange rates relates to the Canadian Dollar, Indian Rupee and Euro. If these foreign currencies strengthen against the U.S. Dollar, costs reported in U.S. Dollars will increase. During fiscal 2025, 46.3% of our operating expense was non-U.S. Dollar denominated. During fiscal 2025 as compared to fiscal 2024, the U.S. Dollar fluctuated against a number of foreign currencies with minimal impact as compared to fiscal 2024.

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

During fiscal 2025, we recorded minimal foreign currency exchange losses as a result of monetary assets and liabilities that were transacted in a currency other than the entity’s functional currency, and the re-measurement adjustments were recorded in interest and other income, net on our Consolidated Statements of Operations. We use foreign currency forwards to hedge these balance sheet exposures. These forwards are not designated as hedges for accounting purposes, and any net gain or loss associated with these derivatives is reported in interest and other income, net. During fiscal 2025, we recorded losses on non-hedge designated foreign currency forward contracts of $3.7 million. See Notes 1, 5 and 15 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report.

Item 8. Financial Statements and Supplementary Data
The following is an index to the consolidated financial statements:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ciena Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ciena Corporation and its subsidiaries (the "Company") as of November 1, 2025 and November 2, 2024, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended November 1, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of November 1, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 1, 2025 and November 2, 2024, and the results of its operations and its cash flows for each of the three years in the period ended November 1, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 1, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Reserve for Excess and Obsolete Inventory

As described in Notes 1 and 9 to the consolidated financial statements, the Company's consolidated inventory balance, net of the allowance for excess and obsolescence, was $826.2 million as of November 1, 2025. Management records a provision for excess and obsolete inventory when an impairment has been identified and has a reserve for excess and obsolete inventory of $129.4 million as of November 1, 2025. Management writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand, which are often impacted by changes in market conditions, declines in customer demand for certain products, discontinuation of certain products or introduction of newer product versions, or changes in strategic direction.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company's evaluation of the reserve for excess and obsolete inventory, including controls over the assumptions used within the model. These procedures also included, among others, testing management's process for determining the reserve for excess and obsolete inventory. This included evaluating the appropriateness of the inventory reserve model and the reasonableness of the significant assumptions relating to the future demand. Evaluating the assumptions related to future demand involved evaluating whether the assumptions used were reasonable considering historical demand and expectations regarding future demand. Testing management's process for determining future demand included procedures to evaluate the reliability, completeness and relevance of management's data used in the future demand assumption. Testing the relevance and reliability of the data included evaluating the reasonableness of the long-term demand forecasts and historical activity.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
December 12, 2025

We have served as the Company’s auditor since 1992.

CIENA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	November 1, 2025	November 2, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,091,952	$934,863
Short-term investments	216,148	316,343
Accounts receivable, net	975,856	908,597
Inventories, net	826,235	820,430
Prepaid expenses and other	455,316	564,183
Total current assets	3,565,507	3,544,416
Long-term investments	57,142	80,920
Equipment, building, furniture and fixtures, net	386,779	337,722
Operating lease right-of-use assets	38,613	27,417
Goodwill	521,204	444,707
Other intangible assets, net	224,210	165,020
Deferred tax asset, net	884,889	886,441
Other long-term assets	186,323	154,694
Total assets	$5,864,667	$5,641,337
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$542,841	$423,401
Accrued liabilities and other short-term obligations	531,081	393,905
Deferred revenue	208,936	156,379
Operating lease liabilities	13,956	14,455
Current portion of long-term debt	11,580	11,700
Total current liabilities	1,308,394	999,840
Long-term deferred revenue	94,850	81,240
Other long-term obligations	175,426	185,938
Long-term operating lease liabilities	32,516	25,107
Long-term debt, net	1,524,158	1,533,074
Total liabilities	3,135,344	2,825,199
Commitments and contingencies (Note 26)
Stockholders’ equity:
Preferred stock — par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock — par value $0.01; 290,000,000 shares authorized; 141,016,300 and 142,656,116 shares issued and outstanding	1,410	1,427
Additional paid-in capital	5,953,057	6,154,869
Accumulated other comprehensive loss	(55,035)	(46,711)
Accumulated deficit	(3,170,109)	(3,293,447)
Total stockholders’ equity	2,729,323	2,816,138
Total liabilities and stockholders’ equity	$5,864,667	$5,641,337
The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	November 1, 2025	November 2, 2024	October 28, 2023
Revenue:
Products	$3,822,618	$3,159,021	$3,581,039
Services	946,889	855,934	805,510
Total revenue	4,769,507	4,014,955	4,386,549
Cost of goods sold:
Products	2,250,966	1,861,317	2,088,440
Services	513,624	434,048	419,258
Total cost of goods sold	2,764,590	2,295,365	2,507,698
Gross profit	2,004,917	1,719,590	1,878,851
Operating expenses:
Research and development	848,329	767,497	750,559
Selling and marketing	581,331	510,668	490,804
General and administrative	238,707	220,647	215,284
Significant asset impairments and restructuring costs	112,113	24,592	23,834
Amortization of intangible assets	25,758	29,569	37,351
Acquisition and integration costs	1,148	—	3,474
Total operating expenses	1,807,386	1,552,973	1,521,306
Income from operations	197,531	166,617	357,545
Interest and other income, net	48,888	50,261	62,008
Interest expense	(89,403)	(97,028)	(88,026)
Loss on extinguishment and modification of debt	(729)	—	(7,874)
Income before income taxes	156,287	119,850	323,653
Provision for income taxes	32,949	35,894	68,826
Net income	$123,338	$83,956	$254,827

Basic net income per common share	$0.87	$0.58	$1.71
Diluted net income per potential common share	$0.85	$0.58	$1.71
Weighted average basic common shares outstanding	142,221	144,715	148,971
Weighted average diluted potential common shares outstanding	145,248	145,964	149,380
The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended
	November 1, 2025	November 2, 2024	October 28, 2023
Net income	$123,338	$83,956	$254,827
Unrealized gain (loss) on available-for-sale securities, net of tax	(376)	1,170	2,593
Unrealized gain on foreign currency forward contracts, net of tax	1,077	3,276	2,041
Unrealized gain (loss) on interest rate swaps, net of tax	(9,722)	(10,294)	9,565
Change in cumulative translation adjustments	697	(3,096)	(5,321)
Other comprehensive income (loss)	(8,324)	(8,944)	8,878
Total comprehensive income	$115,014	$75,012	$263,705
The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at October 29, 2022	148,412,943	$1,484	$6,390,252	$(46,645)	$(3,632,230)	$2,712,861
Net income	—	—	—	—	254,827	254,827
Other comprehensive income	—	—	—	8,878	—	8,878
Repurchases of common stock - repurchase program, net	(5,672,123)	(57)	(251,454)	—	—	(251,511)
Issuance of shares from employee equity plans	2,900,038	29	31,328	—	—	31,357
Share-based compensation expense	—	—	130,455	—	—	130,455
Shares repurchased for tax withholdings on vesting of stock unit awards	(810,920)	(8)	(38,498)	—	—	(38,506)
Balance at October 28, 2023	144,829,938	1,448	6,262,083	(37,767)	(3,377,403)	2,848,361
Net income	—	—	—	—	83,956	83,956
Other comprehensive loss	—	—	—	(8,944)	—	(8,944)
Repurchases of common stock - repurchase program, net	(4,539,828)	(45)	(251,318)	—	—	(251,363)
Issuance of shares from employee equity plans	3,312,473	33	34,258	—	—	34,291
Share-based compensation expense	—	—	156,404	—	—	156,404
Shares repurchased for tax withholdings on vesting of stock unit awards	(946,467)	(9)	(46,558)	—	—	(46,567)
Balance at November 2, 2024	142,656,116	1,427	6,154,869	(46,711)	(3,293,447)	2,816,138
Net income	—	—	—	—	123,338	123,338
Other comprehensive loss	—	—	—	(8,324)	—	(8,324)
Repurchases of common stock - repurchase program, net	(3,953,466)	(40)	(330,875)	—	—	(330,915)
Issuance of shares from employee equity plans	3,353,990	33	35,843	—	—	35,876
Share-based compensation expense	—	—	184,525	—	—	184,525
Shares repurchased for tax withholdings on vesting of stock unit awards	(1,040,340)	(10)	(91,305)	—	—	(91,315)
Balance at November 1, 2025	141,016,300	$1,410	$5,953,057	$(55,035)	$(3,170,109)	$2,729,323

The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	November 1, 2025	November 2, 2024	October 28, 2023
Cash flows provided by operating activities:
Net income	$123,338	$83,956	$254,827
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	—	—	1,864
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	104,133	92,846	92,564
Abandonment of acquired in-process research and development	89,100	—	—
Share-based compensation costs	184,525	156,404	130,455
Amortization of intangible assets	36,205	40,624	49,616
Deferred taxes	(23,173)	(76,810)	(14,852)
Provision for inventory excess and obsolescence	48,424	77,341	29,464
Provision for warranty	24,442	25,643	31,742
Gain on equity investments, net	—	—	(26,368)
Other	(736)	11,768	15,771
Changes in assets and liabilities:
Accounts receivable	(98,743)	80,313	(94,565)
Inventories	(53,602)	153,021	(132,497)
Prepaid expenses and other	86,204	(198,910)	(51,965)
Operating lease right-of-use assets	11,613	11,837	14,190
Accounts payable, accruals and other obligations	226,486	64,255	(138,469)
Deferred revenue	63,760	9,884	27,412
Short and long-term operating lease liabilities	(15,883)	(17,640)	(20,857)
Net cash provided by operating activities	806,093	514,532	168,332
Cash flows used in investing activities:
Payments for equipment, furniture, fixtures and intellectual property	(140,801)	(136,641)	(106,197)
Purchases of investments	(214,162)	(287,536)	(252,329)
Proceeds from sales and maturities of investments	348,579	140,836	208,104
Purchase of equity investment	—	(21,682)	—
Settlement of foreign currency forward contracts, net	(4,015)	(1,454)	(2,984)
Acquisition of businesses, net of cash acquired	(231,100)	—	(230,048)
Net cash used in investing activities	(241,499)	(306,477)	(383,454)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of term loan, net	—	—	497,500
Payment of long-term debt	(11,580)	(11,700)	(9,430)
Proceeds from modification of debt, net	19,175	—	830
Cash paid for extinguishment of debt	(19,175)	—	—
Payment of debt issuance costs	(12)	(2,554)	(6,379)
Payment of finance lease obligations	(4,380)	(4,029)	(3,791)
Shares repurchased for tax withholdings on vesting of stock unit awards	(91,315)	(46,567)	(38,506)
Repurchases of common stock - repurchase program, net	(334,507)	(254,502)	(242,201)
Proceeds from issuance of common stock	35,876	34,291	31,357
Net cash provided by (used in) financing activities	(405,918)	(285,061)	229,380
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,505)	1,246	2,150
Net increase (decrease) in cash, cash equivalents and restricted cash	157,171	(75,760)	16,408
Cash, cash equivalents and restricted cash at beginning of fiscal year	935,026	1,010,786	994,378
Cash, cash equivalents and restricted cash at end of fiscal year	$1,092,197	$935,026	$1,010,786
Supplemental disclosure of cash flow information
Cash paid during the fiscal year for interest, net	$85,217	$92,515	$84,465
Cash paid during the fiscal year for income taxes, net	$113,608	$54,956	$78,242
Operating lease payments	$17,840	$19,452	$22,782
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$17,449	$14,682	$6,990
Repurchase of common stock in accrued liabilities from repurchase program, net	$2,579	$6,172	$9,310
Operating lease right-of-use assets subject to lease liability	$23,586	$6,912	$10,236
Gain on equity investment, net	$—	$—	$26,368
The accompanying notes are an integral part of these consolidated financial statements.

CIENA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) CIENA CORPORATION AND SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Description of Business

Ciena Corporation (“Ciena”) is a network technology company, providing hardware, software, and services to a wide range of network operators and enabling enhanced network capacity, service delivery, and automation. Ciena’s solutions support network traffic across a wide range of applications, including cloud, voice, video, data, and artificial intelligence (“AI”). Ciena’s network solutions are used globally by cloud providers, service providers, and other network operators across multiple industry verticals.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Ciena and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Ciena has a 52 or 53-week fiscal year, which ends on the Saturday nearest to the last day of October in each year (November 1, 2025, November 2, 2024, and October 28, 2023, for the periods reported). Fiscal 2025 and fiscal 2023 each consisted of a 52-week fiscal year. Fiscal 2024 was a 53-week fiscal year with the additional week occurring in the fourth quarter.

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for selling prices for multiple element and input method arrangements, shared-based compensation, bad debts, valuation of inventories and investments, recoverability of intangible assets, other long-lived assets and goodwill, income taxes, warranty obligations, restructuring liabilities, derivatives, contingencies and litigation. Ciena bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results may differ materially from management’s estimates.

Cash, Cash Equivalents and Investments

Ciena considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Restricted cash collateralizing letters of credit are included in other current assets and other long-term assets, depending on the duration of the restriction.

Ciena’s debt security investments are classified as available-for-sale and reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss. Ciena recognizes losses in the income statement when it determines that declines in the fair value of its investments below their cost basis are other-than-temporary. In determining whether a decline in fair value is other-than-temporary, Ciena considers various factors, including market price, investment ratings, the financial condition and near-term prospects of the investee, the length of time and the extent to which the fair value has been less than the cost basis, and the intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. Ciena considers all marketable debt securities that it expects to convert to cash within one year to be short-term investments, with all others considered to be long-term investments.

Inventories

Inventories are valued at the lower of cost or market, with cost computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Ciena records a provision for excess and obsolete inventory when an impairment has been identified.

Goodwill

Ciena records acquisitions using the purchase method of accounting. The assets acquired and liabilities assumed are recognized at their fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill. Goodwill is the excess of the purchase price over the fair values assigned to the net assets acquired in a business combination. Ciena tests goodwill for impairment on an annual basis, which it has determined to be the last business day of fiscal September each year or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value.

Ciena tests goodwill impairment qualitatively or quantitatively by comparing the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then a non-cash impairment loss is recognized, limited to the total amount of goodwill allocated to that reporting unit.

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

Equipment, Building, Furniture and Fixtures and Internal Use Software

Equipment, building, furniture and fixtures are recorded at cost. Depreciation and amortization are computed using the straight-line method, generally over useful lives of three years to five years for equipment and furniture and fixtures. Leasehold improvements are generally over the shorter of useful life or lease term.

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

Ciena has operating and finance leases that primarily relate to real property. Ciena has elected not to capitalize leases with a term of 12 months or less without a purchase option that is likely to be exercised. Ciena has elected not to separate lease and non-lease components of operating and finance leases. Lease components are payment items directly attributable to the use of the underlying asset, while non-lease components are explicit elements of a contract not directly related to the use of the underlying asset, including pass-through operating expenses, such as common area maintenance and utilities.

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

Intangible Assets

Intangible assets primarily result from acquisitions. The accounting for acquisitions requires significant estimates and judgments in their valuation based on assumptions that are believed to be reasonable.

Ciena records finite-lived intangible assets from acquisitions as developed technology and customer relationships. These assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated expected economic life of the respective asset, historically up to seven years.

Ciena records indefinite-lived intangible assets from acquisitions as in-process research and development. These assets are carried at cost until the completion or abandonment of the associated research and development efforts. On a quarterly basis during the period that these assets are considered indefinite lived, Ciena tests them for impairment qualitatively or quantitatively. If this test indicates that the fair value is less than the carrying value, then a non-cash impairment loss is recognized limited to the total amount of carrying value.

Maintenance Spares

Maintenance spares, which are included in other long-term assets on the Consolidated Balance Sheets, are recorded at cost. Ciena depreciates spares ratably over four years.

Cloud Computing Arrangements

Ciena capitalizes certain costs related to hosting arrangements that are service contracts (cloud computing arrangements). Capitalized costs are included in Other long-term assets on the Consolidated Balance Sheets and are amortized on a straight-line basis over the estimated useful life.

Minority Equity Investments

Ciena has minority equity investments in privately held technology companies that are classified in other long-term assets. These investments are carried at cost because Ciena owns less than 20% of the voting equity and does not have the ability to exercise significant influence over the company. Ciena monitors these investments for impairment and makes appropriate reductions to the carrying value when necessary. As of November 1, 2025, the combined carrying value of these investments was $21.7 million. Ciena elects to estimate the fair value at cost minus impairment, if any, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer. Ciena evaluates these investments for impairment or observable price changes quarterly and records adjustments to interest and other income, net on the Consolidated Statements of Operations.

Fair Value of Financial Instruments

The carrying value of Ciena’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair market value due to the relatively short period of time to maturity. For information related to the fair value of Ciena’s short-term and long-term debt, see Note 18 below.

Fair value for the measurement of financial assets and liabilities is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Ciena utilizes a valuation hierarchy for disclosure of the inputs for fair value measurement. By distinguishing between inputs that are observable in the marketplace, and those that are more subjective, the hierarchy is designed to indicate the relative reliability of the fair value measurements. The classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. This hierarchy prioritizes the inputs into three broad levels as follows:

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

Stock Repurchase Program

Shares repurchased pursuant to Ciena’s stock repurchase program are immediately retired upon purchase. Repurchased common stock is reflected as a reduction of stockholders’ equity. Ciena reduces its common stock based on the par value of the shares and its capital surplus for the excess of the repurchase price over the par value. Ciena has had an accumulated deficit balance, therefore, the excess over the par value has been applied to additional paid-in capital. Once Ciena has retained earnings, the excess will be charged entirely to retained earnings.

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

Historically, a significant percentage of Ciena’s revenue and accounts receivable have been concentrated among a small number of large customers. See Note 2 below.

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

Ciena makes sales pursuant to purchase orders placed by customers, primarily under framework agreements that govern the general commercial terms and conditions of the sale of Ciena’s products and services. These purchase orders are used to determine the identification of the contract with the customer. Purchase orders typically include the description, quantity, and price of each product or service purchased.

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

Ciena applies judgment in determining the transaction price, as Ciena may be required to estimate variable consideration when determining the amount of revenue to recognize. Variable consideration can include various rebate, cooperative marketing, and other incentive programs that Ciena offers to its distributors, partners and customers. When determining the amount of revenue to recognize, Ciena estimates the expected usage of these programs, applying the expected value or most likely estimate and updates the estimate at each reporting period as actual utilization data becomes available. Ciena also considers any customer right of return and any actual or potential payment of liquidated damages, contractual or similar penalties, or other claims for performance failures or delays in determining the transaction price.

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

Ciena recognizes revenue upon the transfer of control of promised products or services to a customer in an amount that reflects the consideration to which Ciena expects to be entitled in exchange for those products or services. Transfer of control occurs once the customer has the contractual right to use the product, generally upon shipment or delivery to the customer. Transfer of control can also occur over time for services, such as software subscription, maintenance, installation, and various professional services as the customer receives the benefit over the contract term.

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

Purchase orders are invoiced based on the terms set forth either in the purchase order or the framework agreement, as applicable. Generally, sales of products and software licenses are invoiced upon shipment or delivery. Maintenance and software subscription services are invoiced quarterly or annually primarily in advance of the service term. Ciena’s other service offerings are generally invoiced upon completion of the service. Payment terms and cash received typically range from 30 to 90 days from the invoicing date. Historically, Ciena has not provided any material financing arrangements to its customers.

Capitalized Contract Acquisition Costs

Ciena capitalizes and amortizes incremental costs of obtaining a contract considering each customer purchase in combination with the corresponding framework agreement, if applicable, as a contract. Ciena elects to implement the practical expedient, which allows for incremental costs to be recognized as an expense when incurred if the period of the asset recognition is one year or less. If the period of the asset recognition is greater than one year, Ciena amortizes these costs over the period of performance. Ciena considers sales commissions incurred upon receipt of purchase orders placed by customers as incremental costs to obtain such purchase orders. The practical expedient method is applied to the purchase order as a whole, and the capitalized costs of obtaining a purchase order is applied, even if the purchase order contains more than one performance obligation. In cases where a purchase order includes various distinct products or services with both short-term (one year or less) and long-term (more than a year) performance periods, the cost of commissions incurred for the total value of the purchase order is capitalized and subsequently amortized as each performance obligation is recognized.

For the additional disclosures on capitalized contract acquisition costs, see Note 2 below.

Warranty Accruals

Ciena’s products are generally covered by a warranty for periods ranging from one to five years. Ciena provides for the estimated costs to fulfill customer warranty obligations upon recognition of the related revenue. Estimated warranty costs include estimates for material costs, technical support labor costs and associated overhead. Warranty is included in cost of goods sold and is determined based on actual warranty cost experience, estimates of component failure rates and management’s industry experience. Technical support labor cost is estimated based primarily on historical trends and the cost to support customer repairs within the warranty period. The provision for product warranties, net of adjustments for previous years’ provisions, is included in accrued liabilities and other short-term obligations. The provision for warranty claims may fluctuate on a quarterly basis depending on the mix of products and customers in that period. If actual product failure rates, material replacement costs, service or labor costs differ from our estimates, revisions to the estimated warranty provision would be required. See Note 14 below.

Allowance for Credit Losses for Accounts Receivable and Contract Assets

Ciena estimates its allowances for credit losses using information from internal and external sources related to past events, current conditions, and supportable forecasts. Historical credit loss experience provides a basis for the estimation of expected future credit losses. Ciena determines collectability by pooling assets with similar characteristics, which are measured on a collective basis when similar risk characteristics exist. Additionally, a number of other factors, including, but not limited to, various customer-specific details, the potential sovereign risk of the geographic locations in which the customer is operating, and macroeconomic conditions may be assessed to determine if further exposure exists and should be accounted for. These factors are updated regularly or when facts and circumstances indicate that an update is deemed necessary.

Accounts Receivable Factoring

Ciena has entered into factoring agreements to sell certain receivables to unrelated third-parties on a non-recourse basis. These transactions result in a reduction in accounts receivable because the agreements transfer effective control over, and risk related to, the receivables to the buyers. Trade accounts receivables balances sold are removed from the consolidated balance sheets and cash received is reflected as cash provided by operating activities in the Consolidated Statements of Cash Flow. Factoring related interest expense is recorded to interest and other income, net on the Consolidated Statements of Operations. See Note 8 below.

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

Share-Based Compensation Expense

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

Ciena also awards stock units with performance-based vesting conditions that: (i) require the achievement of certain operational, financial or other performance criteria or targets; or (ii) vest based on Ciena’s total stockholder return as compared to an index of peer companies, in whole or in part.

Ciena estimates the fair value of stock units subject to performance-based vesting conditions, other than total stockholder return, by assuming the satisfaction of any performance-based objectives at the “target” level and multiplying the corresponding number of shares earned based upon such achievement by the closing price per share of Ciena common stock on the grant date. Share-based compensation expense, for such stock units is recognized over the performance period, using graded vesting, which considers each performance period or tranche separately, based on Ciena’s determination of whether it is probable that the performance targets will be achieved in the Consolidated Statements of Operations. At the end of each reporting period, Ciena reassesses the probability of achieving the performance targets and the performance period required to meet those targets. In the event of a forfeiture of an award, the expense related to the unvested portion of that award is reversed.

Ciena estimates the fair value of performance based stock units subject to total stockholder return as compared to an index of peer companies using a Monte Carlo simulation valuation model on the date of grant and recognizes the related share-based compensation expense over the performance period. Ciena reverses share-based compensation expense on performance based awards subject to total stockholder return only when the requisite service period is not reached.

Ciena measures and recognizes compensation expense for share-based awards and employee stock purchases related to its employee stock purchase plan based on estimated fair values on the date of grant. Ciena estimates the fair value of such purchases using the Black-Scholes option-pricing model. See Note 23 below.

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

Loss Contingencies

Ciena is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. Ciena considers the likelihood of loss or the incurrence of a liability, as well as Ciena’s ability to estimate the amount of loss reasonably, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Ciena regularly evaluates current information in order to determine whether any accruals are required to be made or adjusted.

Restructuring

Ciena recognizes a liability for any cost associated with restructuring activities in the period in which the liability is incurred, except for one-time employee termination benefits related to a service period, typically of more than 60 days, which are accrued over the service period. See Note 4 below.

Foreign Currency

Ciena subsidiaries using the local currency as their functional currency, have their assets and liabilities are translated at exchange rates in effect at the balance sheet date, and the statement of operations is translated at a monthly average rate. Resulting translation adjustments are recorded directly to a separate component of stockholders’ equity. Where the monetary assets and liabilities are transacted in a currency other than the entity’s functional currency, re-measurement adjustments are recorded in interest and other income, net on the Consolidated Statements of Operations. See Note 5 below.

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

Ciena also uses foreign currency forward contracts to hedge certain balance sheet foreign exchange exposures. These forward contracts are not designated as hedges for accounting purposes, and any net gain or loss associated with these derivatives is reported in interest and other income, net on the Consolidated Statements of Operations.

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

Newly Issued Accounting Standards - Effective

In November 2023, the FASB issued ASU No. 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Ciena adopted this standard with its fiscal 2025 Annual Report on Form 10-K with comparative periods updated to reflect additional disclosures. See Note 24 for additional information.

Newly Issued Accounting Standards - Not Yet Effective

In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures to decision makers. ASU 2023-09 is effective for annual periods beginning in fiscal 2026 and will result in changes to certain of its income tax disclosures including substantially more information on a disaggregated basis, but it does not affect recognition or measurement of income taxes and therefore is not expected to have a material effect on our consolidated financial statements. The amendments are applied on a prospective basis; however, retrospective application is permitted.

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

In July 2025, the FASB issued ASU No. 2025-05 (“ASU 2025-05”), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, to introduce a practical expedient for all entities, which simplifies the calculation required for estimating credit losses and assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods; however, early adoption is permitted. ASU 2025-05 allows for adoption using a prospective method. Ciena is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In September 2025, the FASB issues ASU No. 2025-06 (“ASU 2025-06”), Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) to modernize the accounting for software costs that are accounted for under Subtopic 350-40 by shifting away from prescriptive and sequential software development stages to an incremental and iterative method when capitalizing software costs. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. Ciena is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

(2) REVENUE
Segment and Product Line Disaggregation of Revenue

Ciena’s disaggregated segment and product line revenue as presented below depicts the nature, amount, and timing of revenue and cash flows for similar groupings of Ciena’s various offerings. The sales cycle, contractual obligations, customer requirements, and go-to-market strategies may differ for each of its product categories, resulting in different economic risk profiles for each category. Effective as of the fourth quarter of fiscal 2025, Ciena renamed (i) its “Maintenance Support and Training” product line to “Maintenance, Support, and Learning”, (ii) its “Installation and Deployment” product line to “Implementation”, and (iii) its “Consulting and Network Design” product line to “Advisory and Enablement.” These changes, affecting only the presentation of such information, were made on a prospective basis and do not impact comparability of previous financial results. However, references to the prior reported product lines have been changed herein to the new names described above. Ciena has the following operating segments for reporting purposes: (i) Networking Platforms; (ii) Platform Software and Services; (iii) Blue Planet Automation Software and Services; and (iv) Global Services. See Note 24 below.

The tables below set forth Ciena’s disaggregated revenue for the periods indicated (in thousands):

	Year Ended November 1, 2025
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Optical Networking	$3,246,239	$—	$—	$—	$3,246,239
Routing and Switching	430,138	—	—	—	430,138
Platform Software and Services	—	363,830	—	—	363,830
Blue Planet Automation Software and Services	—	—	115,547	—	115,547
Maintenance, Support, and Learning	—	—	—	317,247	317,247
Implementation	—	—	—	246,047	246,047
Advisory and Enablement	—	—	—	50,459	50,459
Total revenue by product line	$3,676,377	$363,830	$115,547	$613,753	$4,769,507

Timing of revenue recognition:
Products and services at a point in time	$3,676,377	$103,906	$49,401	$48,579	$3,878,263
Products and services transferred over time	—	259,924	66,146	565,174	891,244
Total revenue by timing of revenue recognition	$3,676,377	$363,830	$115,547	$613,753	$4,769,507

	Year Ended November 2, 2024
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Optical Networking	$2,642,563	$—	$—	$—	$2,642,563
Routing and Switching	399,492	—	—	—	399,492
Platform Software and Services	—	358,062	—	—	358,062
Blue Planet Automation Software and Services	—	—	77,619	—	77,619
Maintenance, Support, and Learning	—	—	—	303,086	303,086
Implementation	—	—	—	184,358	184,358
Advisory and Enablement	—	—	—	49,775	49,775
Total revenue by product line	$3,042,055	$358,062	$77,619	$537,219	$4,014,955

Timing of revenue recognition:
Products and services at a point in time	$3,042,055	$99,317	$19,267	$44,410	$3,205,049
Products and services transferred over time	—	258,745	58,352	492,809	809,906
Total revenue by timing of revenue recognition	$3,042,055	$358,062	$77,619	$537,219	$4,014,955

	Year Ended October 28, 2023
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Optical Networking	$2,987,245	$—	$—	$—	$2,987,245
Routing and Switching	506,247	—	—	—	506,247
Platform Software and Services	—	303,873	—	—	303,873
Blue Planet Automation Software and Services	—	—	69,170	—	69,170
Maintenance, Support, and Learning	—	—	—	288,334	288,334
Implementation	—	—	—	180,951	180,951
Advisory and Enablement	—	—	—	50,729	50,729
Total revenue by product line	$3,493,492	$303,873	$69,170	$520,014	$4,386,549

Timing of revenue recognition:
Products and services at a point in time	$3,493,492	$67,013	$21,842	$55,036	$3,637,383
Products and services transferred over time	—	236,860	47,328	464,978	749,166
Total revenue by timing of revenue recognition	$3,493,492	$303,873	$69,170	$520,014	$4,386,549

•Networking Platforms revenue reflects sales of Ciena’s Optical Networking and Routing and Switching product lines.
•Optical Networking - includes the 6500 Packet-Optical Platform, the Waveserver® system, the 6500 Reconfigurable Line System (RLS), coherent pluggable transceivers, and other optical networking products.
•Routing and Switching - includes the 3000 family of service delivery platforms and 5000 family of service aggregation platforms, the 8100 Coherent IP networking platforms, virtualization software, and other routing and switching portfolio products.
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

•Global Services revenue reflects sales of a broad range of Ciena’s services for advisory and enablement, implementation, and maintenance, support and learning activities.
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
•Revenue from professional services for customization, consulting, and design services relating to Ciena’s software offerings is recognized over time with Ciena applying the input method to determine the amount of revenue to be recognized in a given period.
•Revenue from maintenance and support is recognized ratably over the period during which the services are performed.
•Revenue from implementation services and advisory and enablement services is generally recognized over time with Ciena applying the input method to determine the amount of revenue to be recognized in a given period.
•Revenue from learning services is generally recognized at a point in time upon completion of the service.

Geographic Disaggregation of Revenue

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

For the periods indicated, Ciena’s geographic distribution of revenue was as follows (in thousands):

	Year Ended
	November 1, 2025	November 2, 2024	October 28, 2023
Geographic distribution:
Americas	$3,606,407	$2,951,915	$3,110,347
EMEA	731,912	648,870	643,142
APAC	431,188	414,170	633,060
Total revenue by geographic distribution	$4,769,507	$4,014,955	$4,386,549

Ciena’s revenue includes United States revenue of $3.4 billion for fiscal 2025, and $2.8 billion for both fiscal 2024 and fiscal 2023. No other country accounted for 10% or more of total revenue for the periods indicated in the above table.

Ciena’s revenue from a certain cloud provider includes $851.6 million, $532.3 million, and $561.4 million for fiscal 2025, fiscal 2024, and fiscal 2023, respectively. The cloud provider purchased products from the Networking Platforms, Platform Software and Services, and Global Services operating segments for each of the periods presented. Revenue also includes $500.7 million, $475.3 million, and $464.7 million from AT&T for fiscal 2025, fiscal 2024, and fiscal 2023, respectively. AT&T purchased products and services from each of Ciena’s operating segments for each of the periods presented. No other customer accounted for 10% or more of total revenue for the fiscal years presented.

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities (deferred revenue) from contracts with customers as of the dates indicated (in thousands):

	Balance at November 1, 2025	Balance at November 2, 2024
Accounts receivable, net	$975,856	$908,597
Long-term accounts receivable	$28,610	$—
Deferred revenue	$303,786	$237,619
Contract assets for unbilled accounts receivable, net	$157,868	$127,919

Ciena’s contract assets represent unbilled accounts receivable, net, where transfer of a product or service has occurred but invoicing is conditional upon completion of future performance obligations. These amounts are primarily related to implementation and professional services arrangements where transfer of control has occurred, but Ciena has not yet invoiced the customer. Contract assets are included in prepaid expenses and other on the Consolidated Balance Sheets. See Note 10 below.

Contract liabilities consist of deferred revenue and represent advanced payments against non-cancelable customer orders received prior to revenue recognition. Ciena recognized approximately $153.9 million of revenue in each of fiscal 2025 and 2024, which was included in the deferred revenue balance as at November 1, 2025 and November 2, 2024, respectively. Revenue recognized due to changes in transaction price from performance obligations satisfied or partially satisfied in previous periods was immaterial during fiscal 2025 and 2024.

Capitalized Contract Acquisition Costs

Capitalized contract acquisition costs consist of deferred sales commissions and were $37.4 million and $28.4 million as of November 1, 2025 and November 2, 2024, respectively. These are included in (i) prepaid expenses and other and (ii) other long-term assets. The amortization expense associated with these costs was $36.8 million and $30.5 million during fiscal 2025 and fiscal 2024, respectively, and are included in selling and marketing expense on the Consolidated Statements of Operations.

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) are comprised of non-cancelable customer purchase orders for products and services that are awaiting transfer of control for revenue recognition under the applicable contract terms. As of November 1, 2025, the aggregate amount of RPO was $2.1 billion. As of November 1, 2025, Ciena expects approximately 83% of the RPO to be recognized as revenue within the next twelve months.

(3) BUSINESS COMBINATIONS

Fiscal 2025 Acquisitions: Nubis Communications

On October 7, 2025, Ciena acquired 100% of the equity in Nubis Communications, a company specializing in high-performance, ultra-compact, low-power optical and electrical interconnects tailored to support AI workloads, including co-packaged optics, near packaged optics and electrical active copper cables that complement Ciena’s optical networking portfolio and high-speed interconnects. Nubis was acquired for an aggregate of approximately $270.5 million. This transaction has been accounted for as the acquisition of a business under ASC 805. The purchase price of $232.6 million was paid in cash at the time of the acquisition. In addition, there were $37.9 million of future payable arrangements including $28.9 million of contingent compensation and $9.0 million of unvested options converted to a right to receive cash over a four year period. These arrangements are tied to future employment and accordingly are being recognized as post-combination compensation expense over the associated service period.

ASC 805 requires that the allocation of the purchase price to the assets acquired and liabilities assumed be based on their fair values as of the acquisition date. Ciena has made the determination of fair values using the best information available at the time. ASC 805 allows Ciena to adjust the provisional amounts recognized in the table below to be adjusted retrospectively for a period no later than one year from the acquisition date in case subsequent events identify a necessary adjustment. These adjustments could materially impact the amounts of goodwill, identified intangible assets, and deferred tax assets.

During fiscal 2025, Ciena incurred approximately $1.1 million in acquisition-related costs associated with this acquisition. These costs and expenses primarily include fees associated with financial, legal, and accounting advisors and employment-related costs. These costs were recorded in acquisition and integration costs on the Consolidated Statements of Operations.

The following table summarizes the preliminary purchase price allocation related to the acquisitions based on the estimated fair value of the acquired assets and assumed liabilities (in thousands):

Amount
Cash and cash equivalents	$1,538
Accounts receivable, net, and prepaid expenses and other	227
ROU assets	1,649
Equipment, furniture and fixtures	1,259
Goodwill	76,539
Developed technology	98,000
In-process technology	86,000
Deferred tax liability, net	(29,134)
Accounts payable, Accrued liabilities and other short-term obligations	(789)
Lease liabilities	(1,649)
Deferred revenue	(1,000)
Total purchase consideration	$232,640

Developed technology represents purchased technology that has reached technological feasibility and for which Nubis had substantially completed development as of the date of acquisition. Fair value was determined using the discounted cash flows related to the projected income stream of the developed technology for a discrete projection period. This developed technology will be amortized on a straight-line basis over its estimated useful life of five years.

In-process technology represents purchased technology that had not reached technological feasibility as of the date of acquisition. Fair value was determined using the discounted cash flows related to the projected income stream of the in-process technology for a discrete projection period. Upon completion of the in-process technology, it will be amortized on a straight line basis over its to be estimated useful life.

The goodwill generated from the acquisition of Nubis is primarily related to expected economic synergies. The total goodwill amount was recorded in the Networking Platform segment. The goodwill is not deductible for income tax purposes.
Pro forma disclosures have not been included due to materiality.

Fiscal 2023 Acquisitions: Benu and Tibit
On November 17, 2022, Ciena acquired Benu, a provider of broadband software solutions. On December 30, 2022, Ciena acquired Tibit, a provider of passive optical network hardware and operating software. These businesses were acquired for an aggregate of approximately $291.7 million, of which $244.7 million was paid in cash, and $47.0 million represents the fair value of Ciena’s previously held cost method equity investment in Tibit. The acquisition of Tibit triggered the remeasurement of Ciena’s previously held investment in Tibit to fair value, which resulted in Ciena recognizing a gain on its cost method equity investment of $26.5 million. Each of these transactions has been accounted for as the acquisition of a business.
Ciena incurred approximately $3.4 million in acquisition-related costs associated with these acquisitions. These costs and expenses primarily include fees associated with financial, legal, and accounting advisors and employment-related costs. These costs were recorded in acquisition and integration costs on the Consolidated Statements of Operations.

(4) SIGNIFICANT ASSET IMPAIRMENT AND RESTRUCTURING COSTS
Ciena regularly monitors its spending to optimize operating expenses and to ensure that its strategic investments are aligned with its highest-growth demand opportunities. The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in accrued liabilities and other short-term obligations on Ciena’s Consolidated Balance Sheets, for the fiscal years indicated (in thousands):

	Workforce reduction		Other restructuring activities		Total
Balance at October 29, 2022	$1,215		$4,620		$5,835
Charges	6,885	(1)	16,949	(2)	23,834
Cash payments	(6,187)		(21,569)		(27,756)
Balance at October 28, 2023	1,913		—		1,913
Charges	15,408	(1)	9,184	(2)	24,592
Cash payments	(15,394)		(9,184)		(24,578)
Balance at November 2, 2024	1,927		—		1,927
Charges	18,622	(1)	93,491	(3)	112,113
Cash payments	(12,113)		(93,491)		(105,604)
Balance at November 1, 2025	$8,436		$—		$8,436
Current restructuring liabilities	$8,436		$—		$8,436
_________________________________
(1) Reflects employee costs associated with global workforce reductions of approximately 380, 420 and 120 employees during fiscal 2025, 2024 and 2023, respectively, as part of a business optimization strategy to reduce operating costs.
(2) Primarily represents the redesign of certain business processes associated with Ciena’s supply chain and distribution structure, and costs related to restructured real estate facilities.
(3) Primarily related to the abandonment of an in-process R&D intangible asset associated with the decision to cease investment in 25G PON, within the routing and switching product line of the Network Platforms operating segment.

(5) INTEREST AND OTHER INCOME, NET
The components of interest and other income, net, were as follows (in thousands):

	Year Ended
	November 1, 2025	November 2, 2024	October 28, 2023
Interest income	$55,020	$62,121	$45,011
Gains (losses) on non-hedge designated foreign currency forward contracts(1)	(3,708)	1,377	(3,896)
Foreign currency exchange losses(2)	(63)	(11,653)	(427)
Gain on equity investments, net(3)	—	—	26,368
Other	(2,361)	(1,584)	(5,048)
Interest and other income, net	$48,888	$50,261	$62,008

(1) Ciena has forward contracts in place to hedge its foreign exchange exposure in order to reduce the variability in various currencies of certain balance sheet items. These forwards are not designated as hedges for accounting purposes, and any net gain or loss associated with these derivatives is reported in interest and other income, net, on the Consolidated Statements of Operations.
(2) Ciena Corporation, as the U.S. parent entity, uses the U.S. Dollar as its functional currency; however, some of its foreign branch offices and subsidiaries use local currencies as their functional currencies. The related remeasurement adjustments were recorded in interest and other income, net, on the Consolidated Statements of Operations.
(3) During the first quarter of fiscal 2023, the acquisition of Tibit triggered the remeasurement of the previously held investment in Tibit to fair value, which resulted in Ciena recognizing a gain on its equity investment of $26.5 million. See Note 3 above.

(6) CASH EQUIVALENT, SHORT-TERM AND LONG-TERM INVESTMENTS
As of the dates indicated, investments classified as available-for-sale are comprised of the following (in thousands):

	November 1, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$147,466	$304	$—	$147,770
Corporate debt securities	119,808	260	—	120,068
Time deposits	74,984	6	—	74,990
	$342,258	$570	$—	$342,828

Included in cash equivalents	$69,538	$—	$—	$69,538
Included in short-term investments	215,786	362	—	216,148
Included in long-term investments	56,934	208	—	57,142
	$342,258	$570	$—	$342,828

	November 2, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$285,492	$751	$(62)	$286,181
Corporate debt securities	111,103	137	(97)	111,143
Time deposits	92,803	4	(3)	92,804
	$489,398	$892	$(162)	$490,128

Included in cash equivalents	$92,865	$—	$—	$92,865
Included in short-term investments	315,654	734	(45)	316,343
Included in long-term investments	80,879	158	(117)	80,920
	$489,398	$892	$(162)	$490,128

The following table summarizes the legal maturities of debt investments at November 1, 2025 (in thousands):

	November 1, 2025
	Amortized Cost	Estimated Fair Value
Less than one year	$285,324	$285,686
Due in 1-2 years	56,934	57,142
	$342,258	$342,828

(7) FAIR VALUE MEASUREMENTS

As of the dates indicated, the following tables summarize the fair value of assets and liabilities that were recorded at fair value on a recurring basis (in thousands):

	November 1, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$713,707	$—	$—	$713,707
Bond mutual fund	117,931	—	—	117,931
Time deposits	74,990	—	—	74,990
Deferred compensation plan assets	21,179	—	—	21,179
U.S. government obligations	—	147,770	—	147,770
Corporate debt securities	—	120,068	—	120,068
Foreign currency forward contracts	—	3,236	—	3,236
Total assets measured at fair value	$927,807	$271,074	$—	$1,198,881

Liabilities:
Foreign currency forward contracts	$—	$6,314	$—	$6,314
Forward starting interest rate swaps	—	1,345	—	1,345
Total liabilities measured at fair value	$—	$7,659	$—	$7,659

	November 2, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$636,097	$—	$—	$636,097
Bond mutual fund	112,703	—	—	112,703
Time deposits	92,804	—	—	92,804
Deferred compensation plan assets	16,519	—	—	16,519
U.S. government obligations	—	286,181	—	286,181
Commercial paper	—	111,143	—	111,143
Foreign currency forward contracts	—	2,149	—	2,149
Interest rate swaps	—	11,777	—	11,777
Total assets measured at fair value	$858,123	$411,250	$—	$1,269,373

Liabilities:
Foreign currency forward contracts	$—	$9,155	$—	$9,155
Total liabilities measured at fair value	$—	$9,155	$—	$9,155

As of the dates indicated, the assets and liabilities above were presented on Ciena’s Consolidated Balance Sheets as follows (in thousands):

	November 1, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$901,077	$99	$—	$901,176
Short-term investments	5,551	210,597	—	216,148
Prepaid expenses and other	—	3,236	—	3,236
Long-term investments	—	57,142	—	57,142
Other long-term assets	21,179	—	—	21,179
Total assets measured at fair value	$927,807	$271,074	$—	$1,198,881

Liabilities:
Accrued liabilities and other short-term obligations	$—	$6,314	$—	$6,314
Other long-term obligations	—	1,345	—	1,345
Total liabilities measured at fair value	$—	$7,659	$—	$7,659

	November 2, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$832,239	$9,426	$—	$841,665
Short-term investments	9,365	306,978	—	316,343
Prepaid expenses and other	—	2,149	—	2,149
Long-term investments	—	80,920	—	80,920
Other long-term assets	16,519	11,777	—	28,296
Total assets measured at fair value	$858,123	$411,250	$—	$1,269,373

Liabilities:
Accrued liabilities and other short-term obligations	$—	$9,155	$—	$9,155
Total liabilities measured at fair value	$—	$9,155	$—	$9,155

There were no transfers between Level 1 and Level 2 fair value measurements during the periods presented.

(8) ACCOUNTS RECEIVABLE

As of November 1, 2025, two customers accounted for 15.0% and 11.0% of net accounts receivable, respectively. As of November 2, 2024, two customers accounted for 13.0% and 12.0% of net accounts receivable, respectively. Ciena has not historically experienced a significant amount of bad debt expense. The following table summarizes the activity in Ciena’s allowance for credit losses for the fiscal years indicated (in thousands):

Year Ended	Beginning Balance	Provisions	Net Deductions	Ending Balance
October 28, 2023	$10,958	$5,718	$5,022	$11,654
November 2, 2024	$11,654	$7,996	$9,770	$9,880
November 1, 2025	$9,880	$4,226	$2,894	$11,212

Accounts Receivable Factoring

Ciena may service transferred receivables which qualify as sales of receivables. Amounts sold through these arrangements during fiscal 2025, 2024, and 2023 were $1.0 million, $18.1 million, and $60.3 million, respectively. Additionally, Ciena may settle receivables through customer paying agent arrangements. Amounts settled through these arrangements for fiscal 2025, 2024, and 2023 were $50.9 million, $32.5 million, and $41.9 million, respectively. Factoring related expense recorded to interest and other income, net was $0.9 million, $1.2 million, and $3.8 million for fiscal 2025, 2024, and 2023, respectively.

(9) INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	November 1, 2025	November 2, 2024
Raw materials	$593,783	$542,785
Work-in-process	35,051	32,219
Finished goods	286,050	324,697
Deferred cost of goods sold	40,759	27,902
Gross inventories	955,643	927,603
Reserve for excess and obsolescence	(129,408)	(107,173)
Inventories, net	$826,235	$820,430
Ciena estimates future customer demand for its products to determine the appropriate reserve for excess and obsolete inventory. For the periods presented, estimates were based on a combination of customer backlog, historical usage, and forecasted sales, and are inherently subject to uncertainty. These estimates are often impacted by changes in market conditions, declines in customer demand for certain products, discontinuation of certain products or introduction of newer product versions, or changes in strategic direction. Ciena writes down its inventor-y for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated net realizable value. Reductions to the reserve relate primarily to the sale of previously reserved items and disposal activities. During fiscal 2025, 2024 and 2023, Ciena recorded a provision for excess and obsolescence of $48.4 million, $77.3 million, and $29.5 million, respectively.
The following table summarizes the activity in Ciena’s reserve for excess and obsolete inventory for the fiscal years indicated (in thousands):

Year Ended	Beginning Balance	Provisions	Disposals	Ending Balance
October 28, 2023	$36,086	$29,464	$15,547	$50,003
November 2, 2024	$50,003	$77,341	$20,171	$107,173
November 1, 2025	$107,173	$48,424	$26,189	$129,408

(10) PREPAID EXPENSES AND OTHER
As of the dates indicated, prepaid expenses and other are comprised of the following (in thousands):

	November 1, 2025	November 2, 2024
Contract assets for unbilled accounts receivable, net	$157,868	$127,919
Prepaid VAT and other taxes	90,771	106,095
Other non-trade receivables	63,054	45,935
Prepaid expenses	54,845	50,597
Product demonstration equipment, net (1)	47,452	43,245
Capitalized contract acquisition costs	29,662	20,310
Deferred deployment expense	8,174	596
Foreign currency forward contracts	3,236	2,149
Cash advances to contract manufacturers (2)	254	167,337
	$455,316	$564,183
(1) Depreciation of product demonstration equipment was $9.7 million, $8.3 million and $8.0 million for fiscal 2025, 2024 and 2023, respectively.

(2) Decrease reflects a significant reduction in the amount of refundable cash advances to third-party contract manufacturers.

For further discussion on contract assets and capitalized contract acquisition costs, see Note 2 above.

(11) EQUIPMENT, BUILDING, FURNITURE AND FIXTURES
As of the dates indicated, equipment, building, furniture and fixtures are comprised of the following (in thousands):

	November 1, 2025	November 2, 2024
Equipment, furniture and fixtures	$892,223	$788,781
Building subject to finance lease	67,242	67,517
Leasehold improvements	91,562	77,451
Equipment, building, furniture and fixtures	1,051,027	933,749
Accumulated depreciation and amortization	(664,248)	(596,027)
Equipment, building, furniture and fixtures, net	$386,779	$337,722

During fiscal 2025, 2024, and 2023, Ciena recorded depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements of $94.4 million, $84.5 million and $84.6 million, respectively.

(12) GOODWILL

The following table presents the goodwill allocated to Ciena’s operating segments as of November 1, 2025 and November 2, 2024, as well as the changes to goodwill during fiscal 2025 (in thousands):

	Balance at November 2, 2024	Acquisitions	Translation	Balance at November 1, 2025
Platform Software and Services	$156,191	$—	$—	$156,191
Blue Planet Automation Software and Services	89,049	—	—	89,049
Networking Platforms	199,467	76,539	(42)	275,964
Total	$444,707	$76,539	$(42)	$521,204

(13) INTANGIBLE ASSETS
As of the dates indicated, intangible assets are comprised of the following (in thousands):

	November 1, 2025			November 2, 2024
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Developed technology	$601,618	$(466,827)	$134,791	$503,618	$(442,345)	$61,273
In-process research and development (1)	86,000	—	86,000	89,100	—	89,100
Patents and licenses	9,295	(6,898)	2,397	8,795	(6,150)	2,645
Customer relationships, covenants not to compete, outstanding purchase orders and contracts	410,899	(409,877)	1,022	410,934	(398,932)	12,002
Total intangible assets	$1,107,812	$(883,602)	$224,210	$1,012,447	$(847,427)	$165,020

(1) During fiscal 2025, approximately $89.1 million was abandoned from in-process research and development with a corresponding expense reported in significant asset impairments and restructuring costs on the Consolidated Statement of Operations. Additionally, Ciena acquired $86.0 million of in-process research and development technology with its acquisition of Nubis. See Notes 3 and 4 above.

The aggregate amortization expense of intangible assets was $36.2 million, $40.6 million and $49.6 million for fiscal 2025, 2024, and 2023, respectively. Expected future amortization of intangible assets for the fiscal years indicated is as follows (in thousands):

Fiscal Year	Amount (1)
2026	$43,019
2027	35,514
2028	21,663
2029	19,797
2030	18,074
Thereafter	143
$138,210
(1) Does not include amortization of in-process research and development, as estimation of the timing of future amortization expense would be impractical.

(14) OTHER BALANCE SHEET DETAILS
As of the dates indicated, other long-term assets are comprised of the following (in thousands):

	November 1, 2025	November 2, 2024
Maintenance spares inventory, net	$92,392	$77,918
Long-term accounts receivable(1)	28,610	—
Equity investments	21,735	21,730
Deferred compensation plan assets	21,179	16,519
Capitalized contract acquisition costs	7,692	8,111
Cloud computing arrangements(2)	2,534	5,641
Deferred debt issuance costs, net(3	1,440	1,733
Restricted cash	245	163
Interest rate swaps	—	11,777
Other	10,496	11,102
	$186,323	$154,694

(1) Represents unbilled receivables attributable to non-cancellable software licenses recognized as revenue when made available to customers, to be billed in the future.

(2) During fiscal 2025, 2024, and 2023, Ciena recorded amortization of cloud computing arrangements of $5.0 million, $4.9 million and $2.6 million, respectively.

(3) Deferred debt issuance costs relate to Ciena’s Credit Facility entered into during fiscal 2023 and its predecessor asset-backed credit facility (described in Note 19 below). The amortization of deferred debt issuance costs for the Credit Facility and its predecessor facility is included in interest expense, and was $0.3 million for both fiscal 2025 and fiscal 2024, and $0.4 million fiscal 2023.

As of the dates indicated, accrued liabilities and other short-term obligations are comprised of the following (in thousands):

	November 1, 2025	November 2, 2024
Compensation, payroll related tax and benefits (1)	$281,542	$148,732
Warranty	55,533	55,267
Vacation	33,708	31,250
Income taxes payable	10,729	35,111
Foreign currency forward contracts	6,314	9,155
Interest payable	6,101	6,120
Finance lease liabilities	4,741	4,395
Other	132,413	103,875
	$531,081	$393,905

(1) Increase is primarily due to incentive compensation.

The following table summarizes the activity in Ciena’s accrued warranty for the fiscal years presented (in thousands):

Year Ended	Beginning Balance	Current Year Provisions	Settlements	Ending Balance
October 28, 2023	$45,503	$31,742	$(20,156)	$57,089
November 2, 2024	$57,089	$25,643	$(27,465)	$55,267
November 1, 2025	$55,267	$24,442	$(24,176)	$55,533

As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	November 1, 2025	November 2, 2024
Products	$65,382	$19,017
Services	238,404	218,602
Total deferred revenue	303,786	237,619
Less current portion	(208,936)	(156,379)
Long-term deferred revenue	$94,850	$81,240

As of the dates indicated, other long-term obligations are comprised of the following (in thousands):

	November 1, 2025	November 2, 2024
Income tax liability	$102,718	$113,365
Finance lease liabilities	38,603	43,522
Deferred compensation plan liability	21,196	16,509
Interest rate swap liability	1,345	—
Other	11,564	12,542
	$175,426	$185,938

(15) DERIVATIVE INSTRUMENTS

Foreign Currency Derivatives
Ciena conducts business globally, and is exposed to foreign currency exchange rate changes. To limit this exposure, Ciena enters into foreign currency contracts. Ciena does not enter into such contracts for speculative purposes.
As of November 1, 2025 and November 2, 2024, Ciena had forward contracts to hedge its foreign exchange exposure in order to reduce variability in certain currencies for expenses principally related to research and development activities. The notional amount of these contracts was approximately $431.4 million and $257.0 million as of November 1, 2025 and November 2, 2024, respectively. These foreign exchange contracts have maturities of 24 months or less, and have been designated as cash flow hedges.
As of November 1, 2025 and November 2, 2024, Ciena had forward contracts designated as net investment hedges to minimize the effect of foreign exchange rate movements on its net investments in foreign operations. In April 2024, Ciena terminated a portion of its existing net investment hedges for a cash loss of $0.6 million, which was recorded to other comprehensive loss. Ciena replaced its terminated net investment hedges with new net investment hedges. The notional amount of these contracts was approximately $62.0 million and $65.4 million as of November 1, 2025 and November 2, 2024, respectively. These foreign exchange contracts have maturities of 36 months or less and have been designated as net investment hedges.
As of November 1, 2025 and November 2, 2024, Ciena had forward contracts in place to hedge its foreign exchange exposure in order to reduce the variability in various currencies of certain balance sheet items. The notional amount of these contracts was approximately $175.7 million and $201.2 million as of November 1, 2025 and November 2, 2024, respectively. These foreign exchange contracts have maturities of 12 months or less and have not been designated as hedges for accounting purposes.

Interest Rate Derivatives
Ciena is exposed to floating rates of interest on its term loan borrowings (see Note 18 below) and has hedged such risk by entering into floating-to-fixed interest rate swap arrangements (“interest rate swaps”).
In April 2022, Ciena entered into interest rate swaps which fixed the Secured Overnight Financing Rate (“SOFR”) for the first $350.0 million its floating rate debt at 2.968% from September 2023 through September 2025. These swaps expired in September 2025. The total notional amount of such swaps was $350 million as of November 2, 2024.
In January 2023, Ciena entered into interest rate swaps to fix the SOFR rate for an additional $350.0 million of its floating rate debt at 3.47% through January 2028. The total notional amount of such swaps in effect as of November 1, 2025 and November 2, 2024 was $350.0 million.
In December 2023, Ciena entered into interest rate swaps to fix SOFR for an additional $350.0 million of its floating rate debt at 3.287% from September 2025 through December 2028. The total notional amount of such swaps in effect as of November 1, 2025 and November 2, 2024 was $350.0 million.
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

(16) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (“AOCI”), net of tax (in thousands):

	Unrealized Gain (Loss) on
	Available-for-Sale Securities	Foreign Currency Forward Contracts	Interest Rate Swaps	Cumulative Translation Adjustment	Total
Balance at October 29, 2022	$(2,965)	$(10,197)	$9,397	$(42,880)	$(46,645)
Other comprehensive gain (loss) before reclassifications	2,593	(8,455)	19,600	(5,321)	8,417
Amounts reclassified from AOCI	—	10,496	(10,035)	—	461
Balance at October 28, 2023	(372)	(8,156)	18,962	(48,201)	(37,767)
Other comprehensive gain (loss) before reclassifications	1,170	(1,424)	4,574	(3,096)	1,224
Amounts reclassified from AOCI	—	4,700	(14,868)	—	(10,168)
Balance at November 2, 2024	798	(4,880)	8,668	(51,297)	(46,711)
Other comprehensive gain (loss) before reclassifications	(376)	(1,996)	(1,646)	697	(3,321)
Amounts reclassified from AOCI	—	3,073	(8,076)	—	(5,003)
Balance at November 1, 2025	$422	$(3,803)	$(1,054)	$(50,600)	$(55,035)
All amounts reclassified from AOCI related to settlement (gains) or losses on foreign currency forward contracts designated as cash flow hedges impacted research and development expense on the Consolidated Statements of Operations. All amounts reclassified from AOCI related to settlement (gains) or losses on interest rate swaps designated as cash flow hedges impacted interest and other income, net on the Consolidated Statements of Operations.

(17) LEASES

Ciena leases approximately 1.2 million square feet of facilities globally. Ciena’s corporate headquarters are located in Maryland, United States. Ciena’s largest facilities are research and development centers located in Ottawa, Canada and Gurgaon, India. Office facilities are leased under various non-cancelable operating or finance leases. Ciena's current leases have remaining terms that vary up to 10 years. Certain leases provide for options to extend up to 10 years and/or options to terminate within 3 years.

Leases included on the Consolidated Balance Sheets for the fiscal periods indicated were as follows (in thousands):

	Classification	Balance at November 1, 2025	Balance at November 2, 2024
Operating leases (1)
Operating ROU Assets	Operating right-of-use assets	$38,613	$27,417
Operating lease liabilities	Operating lease liabilities and Long-term operating lease liabilities	$46,472	$39,562
Finance leases:
Buildings, gross	Equipment, building, furniture and fixtures, net	$67,242	$67,517
Less: accumulated depreciation	Equipment, building, furniture and fixtures, net	(38,348)	(34,206)
Buildings, net		$28,894	$33,311
Finance lease liabilities	Accrued liabilities and other short-term obligations and other long-term obligations	$43,344	$47,917

(1) Ciena added two new ten-year operating leases to its portfolio in the second quarter of fiscal 2025. The addition of these operating leases increased both operating right-of-use (“ROU”) assets and lease liabilities for fiscal 2025.

ROU assets that involve subleased or vacant space aggregate to an amount of $3.5 million as of November 1, 2025. Finance lease buildings, net, that involve subleased or vacant space aggregate to an amount of $3.9 million as of November 1, 2025. These assets may become impaired if tenants are unable to service their obligations under the sublease, and/or if the estimates as to occupancy are not realized.

For the periods indicated, the components of lease expense included in the Consolidated Statements of Operations were as follows (in thousands):

		Year Ended	Year Ended	Year Ended
	Classification	November 1, 2025	November 2, 2024	October 28, 2023
Operating lease costs	Operating expense	$13,607	$13,595	$16,080
Finance lease cost:
Amortization of finance ROU asset	Operating expense	4,283	4,406	4,448
Interest on finance lease liabilities	Interest expense	3,356	3,769	4,069
Total finance lease cost		7,639	8,175	8,517
Non-capitalized lease cost	Operating expense	736	954	910
Variable lease cost(1)	Operating expense	2,688	2,562	3,421
Net lease cost(2)		$24,670	$25,286	$28,928

(1) Variable lease costs include expenses relating to insurance, taxes, maintenance and other costs required by the applicable operating lease. Variable lease costs are determined by whether they are to be included in base rent and if amounts are based on a consumer price index.

(2) Excludes other operating expense of $5.3 million, $5.3 million, and $6.5 million for the fiscal years ended November 1, 2025, November 2, 2024, and October 28, 2023, respectively, related to amortization of leasehold improvements.

Future minimum lease payments and the present value of minimum lease payments related to operating and finance leases as of November 1, 2025 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases	Total
2026	$15,639	$7,748	$23,387
2027	9,965	8,016	17,981
2028	5,078	8,285	13,363
2029	5,653	8,285	13,938
2030	4,631	8,437	13,068
Thereafter	13,142	14,406	27,548
Total lease payments	54,108	55,177	109,285
Less: Imputed interest	(7,636)	(11,833)	(19,469)
Present value of lease liabilities	46,472	43,344	89,816
Less: Current portion of present value of minimum lease payments	13,956	4,741	18,697
Long-term portion of present value of minimum lease payments	$32,516	$38,603	$71,119

The weighted average remaining lease terms and weighted average discount rates for operating and finance leases were as follows (in thousands):

	As of November 1, 2025	As of November 2, 2024
Weighted-average remaining lease term in years:
Operating leases	5.51	4.00
Finance leases	6.71	7.71
Weighted-average discount rates:
Operating leases	4.99%	4.29%
Finance leases	7.56%	7.56%

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

On January 17, 2025, Ciena Corporation, as borrower, and certain of its subsidiaries, as guarantors, entered into a Refinancing Amendment to the Credit Agreement with the lenders party thereto and the Administrative Agent (the “Amendment”), pursuant to which Ciena incurred a new single tranche of senior secured term loans in an aggregate principal amount of approximately $1.16 billion (the “Refinanced 2030 Term Loan”). The proceeds of the Refinanced 2030 Term Loan, together with cash on hand, were used to refinance in full the 2030 Term Loan, including accrued interest, and pay transaction fees and expenses. The Amendment amends the Credit Agreement and provides that the Refinanced 2030 Term Loan will, among other things:

•mature on October 24, 2030;

•amortize in equal quarterly installments in aggregate amounts equal to approximately 0.25% of the principal amount of the Refinanced 2030 Term Loan as of the Closing Date (as defined in the Credit Agreement), or $11.6 million annually, with the balance payable at maturity;

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

•be repayable at any time at Ciena’s election; and

•except as described above or as set forth in the Amendment, have substantially identical terms as the 2030 Term Loan.

Except as amended by the Amendment, the remaining terms of the Credit Agreement remain in full force and effect.

The net carrying value of Ciena’s term loans was comprised of the following as of the date indicated (in thousands):

	November 1, 2025				November 2, 2024
	Principal Balance	Unamortized Discount	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
Refinanced 2030 Term Loan	$1,146,720	$(3,556)	$(4,545)	$1,138,619	$—
2030 Term Loan	$—	$—	$—	$—	$1,148,347

Deferred debt issuance costs that were deducted from the carrying amount of the term loans totaled $4.5 million as of November 1, 2025 and $5.6 million as of November 2, 2024. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the term loans. The amortization of deferred debt issuance costs for the term loans is included in interest expense and was approximately $1.0 million and $0.9 million during fiscal 2025 and fiscal 2024, respectively.

As of November 1, 2025, the estimated fair value of the Refinanced 2030 Term Loan was $1.15 billion. Ciena’s term loan is categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its term loan using a market approach based on observable inputs, such as current market transactions involving comparable securities.

Outstanding Senior Notes Payable

2030 Notes

On January 18, 2022, Ciena entered into an Indenture among Ciena, as issuer, certain domestic subsidiaries of Ciena, as guarantors, and U.S. Bank National Association, as trustee, pursuant to which Ciena issued $400.0 million in aggregate principal amount of 4.00% senior notes due 2030 (the “2030 Notes”).

The net carrying value of the 2030 Notes was comprised of the following for the period indicated (in thousands):

	November 1, 2025			November 2, 2024
	Principal Balance	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
2030 Senior Notes 4.00% fixed-rate	$400,000	$(2,881)	$397,119	$396,427

Deferred debt issuance costs that were deducted from the carrying amount of the 2030 Notes totaled $2.9 million as of November 1, 2025 and $3.6 million as of November 2, 2024. Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the 2030 Notes. The amortization of deferred debt issuance costs for the 2030 Notes is included in interest expense, and was $0.7 million during fiscal 2025 and fiscal 2024.

As of November 1, 2025, the estimated fair value of the 2030 Notes was $383.0 million. The 2030 Notes are categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its 2030 Notes using a market approach based on observable inputs, such as current market transactions involving comparable securities.

(19) REVOLVING CREDIT FACILITY

Ciena Corporation and certain of its subsidiaries are parties to a revolving credit facility (the “Credit Facility”), which provides for a total commitment of $300.0 million with a maturity date of October 24, 2028. The Credit Facility was entered into on February 10, 2023 and replaced a predecessor senior secured asset-based revolving credit facility and is principally used to support the issuance of letters of credit that arise in the ordinary course of our business and for general corporate purposes. The Credit Facility contains customary covenants that limit, absent lender approval, the ability of Ciena and certain of its subsidiaries to, among other things, pay cash dividends, incur debt, create liens and encumbrances, and redeem or repurchase stock.

Under the Credit Facility, Ciena is also required to maintain certain financial maintenance covenants, including:
•prior to an Investment Grade Event, a maximum Total Secured Net Leverage Ratio (as defined in the Credit Facility) of no greater than 3.50 to 1.00 as of the end of any period of four fiscal quarters (provided, that in the event Ciena consummates a qualifying acquisition, Ciena can elect to increase the maximum Total Secured Net Leverage Ratio level to 4.00 to 1.00 for the fiscal quarter in which such qualifying acquisition is consummated and for the next five consecutive fiscal quarters);
•on or after an Investment Grade Event (as defined in the Credit Facility), a maximum Total Net Leverage Ratio of no greater than 4.00 to 1.00 as of the end of any period of four fiscal quarters; and
•a minimum Interest Coverage Ratio (as defined in the Credit Facility) of no less than 3.00 to 1.00 as of the end of any period of four fiscal quarters.

As of November 1, 2025, Ciena was in compliance with the above financial maintenance covenants. As of November 1, 2025, letters of credit totaling $50.5 million were issued under our Credit Facility. There were no borrowings outstanding under the Credit Facility as of November 1, 2025.

(20) EARNINGS PER SHARE CALCULATION
Basic net income per common share (“Basic EPS”) is computed using the weighted average number of common shares outstanding. Diluted net income per potential common share (“Diluted EPS”) is computed using the weighted average number of the following unless the impact of the item is anti-dilutive: (i) common shares outstanding, (ii) shares issuable upon vesting of stock unit awards; and (iii) shares issuable under Ciena’s employee stock purchase plan and upon exercise of outstanding stock options, using the treasury stock method.
The following table presents the calculation of Basic and Diluted EPS (in thousands except per share amounts):

	Year Ended
	November 1, 2025	November 2, 2024	October 28, 2023
Net income	$123,338	$83,956	$254,827
Basic weighted average shares outstanding	142,221	144,715	148,971
Effect of dilutive potential common shares	3,027	1,249	409
Diluted weighted average shares outstanding	145,248	145,964	149,380
Basic EPS	$0.87	$0.58	$1.71
Diluted EPS	$0.85	$0.58	$1.71
Anti-dilutive stock unit awards excluded	1,004	1,057	2,675

(21) STOCKHOLDERS’ EQUITY

Stock Repurchase Program and Accelerated Share Repurchase Agreement
On December 9, 2021, Ciena announced that its Board of Directors replaced its previously authorized program with a program to repurchase up to $1.0 billion of its common stock. During fiscal 2023, Ciena repurchased 5.7 million shares of its common stock under this program, for an aggregate purchase price of $250.0 million at an average price of $44.08 per share. During fiscal 2024, Ciena repurchased an additional 4.5 million shares of its common stock, for an aggregate purchase price of $250.0 million at an average price of $55.07 per share, which completed the authorized repurchases contemplated under the program. In aggregate, Ciena repurchased 18.6 million shares for an aggregate purchase price of $1.0 billion, at an average price of $53.63 per share.

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
During fiscal 2025, Ciena repurchased approximately 4.0 million shares of its common stock, for an aggregate purchase price of $329.7 million at an average price of $83.38 per share. As of November 1, 2025, Ciena has an aggregate of $670.3 million authorized and remaining shares under its stock repurchase program.
The purchase price for the shares of Ciena’s stock repurchased is reflected as a reduction of common stock and additional paid-in capital.

Impact of Excise Tax on Share Repurchases

Beginning fiscal 2023, a 1% excise tax on the market value of shares repurchased, net of compensatory shares issued became effective. During fiscal 2025 and fiscal 2024, a net excise tax of of $1.3 million and $1.4 million, respectively, was recorded to additional paid-in capital on the Consolidated Balance Sheets.

Stock Repurchases Related to Restricted Stock Unit Tax Withholdings
Ciena repurchases shares of common stock to satisfy employee tax withholding obligations due upon vesting of stock unit awards. The related purchase price of $91.3 million for the shares of Ciena’s stock repurchased during fiscal 2025 is reflected as a reduction to stockholders’ equity. Ciena is required to allocate the purchase price of the repurchased shares as a reduction of common stock and additional paid-in capital.

(22) INCOME TAXES
For the periods indicated, the provision for income taxes consists of the following (in thousands):

	Year Ended
	November 1, 2025	November 2, 2024	October 28, 2023
Provision for income taxes:
Current:
Federal	$14,881	$70,208	$36,537
State	4,208	14,106	18,860
Foreign	37,034	28,390	28,281
Total current	56,123	112,704	83,678
Deferred:
Federal	(36,359)	(52,300)	(8,010)
State	13,643	(4,868)	(17,354)
Foreign	(458)	(19,642)	10,512
Total deferred	(23,174)	(76,810)	(14,852)
Provision for income taxes	$32,949	$35,894	$68,826

For the periods indicated, income before provision for income taxes consists of the following (in thousands):

	Year Ended
	November 1, 2025	November 2, 2024	October 28, 2023
United States	$(22,804)	$244	$93,682
Foreign	179,091	119,606	229,971
Total	$156,287	$119,850	$323,653

Ciena’s foreign income tax as a percentage of foreign income may appear disproportionate compared to the expected tax based on the U.S. federal statutory rate and is dependent on the mix of earnings and tax rates in foreign jurisdictions.
For the periods indicated, the tax provision reconciles to the amount computed by multiplying income before income taxes by the U.S. federal statutory rate of 21% for fiscal 2025, fiscal 2024 and fiscal 2023 as follows:

	Year Ended
	November 1, 2025	November 2, 2024	October 28, 2023
Provision at statutory rate	21.00%	21.00%	21.00%
State taxes	1.03%	5.60%	1.65%
Withholding and other foreign taxes	5.87%	3.53%	(0.09)%
Research and development credit	(34.10)%	(40.23)%	(16.78)%
Non-deductible compensation	10.04%	13.92%	5.29%
U.S. Taxation on foreign activity	1.20%	9.59%	5.08%
Foreign Nontaxable interest	0.01%	(2.96)%	(1.06)%
Taxation on foreign inflation	0.41%	3.03%	1.34%
Rate change	7.58%	4.46%	(3.71)%
Valuation allowance	14.08%	2.15%	9.44%
Loss on equity transactions	—%	—%	(1.72)%
Uncertain tax positions	(4.65)%	8.09%	1.72%
Other	(1.39)%	1.77%	(0.89)%
Effective income tax rate	21.08%	29.95%	21.27%

Ciena’s future income tax provisions and deferred tax balances may be affected by the amount of pre-tax income, the jurisdictions where it is earned, the existence and ability to utilize tax attributes and changes in tax laws and business reorganizations.

The significant components of deferred tax assets are as follows (in thousands):

	Year Ended
	November 1, 2025	November 2, 2024
Deferred tax assets:
Reserves and accrued liabilities	$76,148	$79,272
Depreciation and amortization	734,427	760,685
NOL and credit carry forward	243,193	211,792
Other	45,109	26,574
Gross deferred tax assets	1,098,877	1,078,323
Valuation allowance	(214,456)	(192,447)
Deferred tax asset, net of valuation allowance	$884,421	$885,876

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

Amount
Unrecognized tax benefits at October 29, 2022	$80,514
Increase related to positions taken in prior period	9,940
Reductions related to settlements with taxing authorities	(625)
Increase related to positions taken in current period	4,960
Reductions related to expiration of statute of limitations	(869)
Unrecognized tax benefits at October 28, 2023	93,920
Increase related to positions taken in prior period	11,482
Reductions related to settlements with taxing authorities	(4,345)
Increase related to positions taken in current period	4,340
Reductions related to expiration of statute of limitations	(116)
Unrecognized tax benefits at November 2, 2024	105,281
Increase related to positions taken in prior period	6,771
Reductions related to settlements with taxing authorities	(234)
Increase related to positions taken in current period	5,463
Reductions related to expiration of statute of limitations	(21,596)
Unrecognized tax benefits at November 1, 2025	$95,685

If recognized, the entire balance of unrecognized tax benefits would impact the effective tax rate. As statutes of limitation expire, unrecognized tax benefits including interest and penalties related to contingencies may be reversed, resulting in an income tax benefit. Over the next twelve months, Ciena estimates that statutes on approximately $27.0 million of unrecognized tax benefits may expire, which would result in a net tax benefit.

In addition, as of November 1, 2025 and November 2, 2024, Ciena had accrued $17.9 million and $16.3 million of interest and penalties, respectively, related to unrecognized tax benefits included in other long-term obligations on the Consolidated Balance Sheets. Interest and penalties of $1.6 million, $8.2 million and $2.7 million were recorded as a net expense to the provision for income taxes during fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

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

As of November 1, 2025, Ciena has approximately $92.3 million of undistributed earnings at foreign subsidiaries that were identified in fiscal 2023 as no longer indefinitely reinvested and $2.0 million of deferred tax liability remaining on Ciena’s Consolidated Balance sheets for the income tax effects related to the future repatriation of these earnings. No additional income tax expense has been provided for any remaining undistributed foreign earnings, or any additional outside basis difference from investments in the foreign subsidiaries, as these amounts continue to be indefinitely reinvested. If the remaining undistributed foreign earnings and profits that are subject to withholding tax of $413.0 million were repatriated to the U.S., the provisional amount of unrecognized deferred tax liability, which is primarily related to foreign withholding taxes, is an estimated $37.0 million, provided that the amount may be lower depending on Ciena’s ability to utilize tax credits associated with the distribution. Additionally, there are no other significant temporary differences for which a deferred tax liability or asset is not being recognized.

As of November 1, 2025, Ciena continues to maintain a valuation allowance of $214.5 million primarily against its gross deferred tax assets. The valuation allowance is primarily related to state and foreign net operating losses and credits that Ciena estimates that it will not be able to use.

The following table summarizes the activity in Ciena’s valuation allowance against its gross deferred tax assets (in thousands):

Year Ended	Beginning Balance	Additions	Deductions	Ending Balance
October 28, 2023	$162,076	$28,746	$952	$189,870
November 2, 2024	$189,870	$16,816	$14,239	$192,447
November 1, 2025	$192,447	$22,702	$693	$214,456

As of November 1, 2025, Ciena had a $75.9 million net operating loss carry forward for U.S. federal income tax which does not expire, and $196.0 million net operating loss carry forwards for U.S. state income taxes which begin to expire in fiscal 2027. As of November 1, 2025, Ciena also had a $187.6 million net operating loss carry forward in non-U.S. jurisdictions which begin to expire in fiscal 2029. Ciena’s ability to use U.S. federal net operating losses is subject to limitations pursuant to the ownership change rules of the Internal Revenue Code Section 382.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. The OBBBA includes provisions, such as the permanent extension of certain expiring provision of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions such as bonus depreciation and expensing of domestic research and experimental expenditures. The legislations has multiple effective dates, with certain provisions that became effective in fiscal 2025 and others to be effective in fiscal 2026 and fiscal 2027. Ciena expects future cash tax savings, but does not expect a material impact on its future effective tax rate. The legislation did not have a material impact on Ciena’s consolidated financial statements in fiscal 2025.

Tax authorities periodically audit Ciena’s income tax returns. These audits examine significant tax filing positions, including the timing and amounts of deductions and the allocation of income tax expenses among tax jurisdictions. Ciena is currently under audit in India for 2020 through 2024, in Canada for 2014, and in the United Kingdom for 2016 through 2022. Ciena does not expect the outcome of these audits to have a material adverse effect on Ciena’s consolidated financial position, results of operations or cash flows. Ciena’s major tax jurisdictions and the earliest open tax years are as follows: United States (2022), United Kingdom (2016), Canada (2014), and India (2020).

The Organization for Economic Co-operation and Development has introduced a framework to implement a global minimum tax of 15% for certain highly profitable multinational companies, referred to as Pillar Two or the minimum tax directive. While the United States has not enacted legislation to adopt Pillar Two, certain countries in which Ciena operates have enacted legislation and many aspects of Pillar Two are effective for Ciena beginning in fiscal 2025. Pillar Two taxes are considered an alternative minimum tax accounted for as a period cost that could impact the effective tax rate in the year the Pillar Two tax obligation arises. Therefore, deferred taxes will not be recognized for the estimated effects of future minimum taxes. Pillar Two does not have a material effect on Ciena’s effective tax rate, financial results or cash flows for fiscal 2025.

(23) SHARE-BASED COMPENSATION EXPENSE

Ciena has outstanding equity awards issued under its 2017 Omnibus Incentive Plan (the “2017 Plan”), and certain legacy equity plans and equity plans assumed as a result of previous acquisitions. Ciena also makes shares of its common stock available for purchase under the ESPP. Each of the 2017 Plan and the ESPP is described below.

2017 Plan

The 2017 Plan has a ten-year term and authorizes the issuance of awards, including stock options, restricted stock units (RSUs), restricted stock, unrestricted stock, stock appreciation rights (SARs), and other equity and/or cash performance incentive awards to employees, directors and consultants of Ciena. Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under the 2017 Plan, including the number of shares, vesting conditions, and the required service or performance criteria. Options and SARs have a maximum term of ten years, and their exercise price may not be less than 100% of fair market value on the date of grant. Repricing of stock options and SARs is prohibited without stockholder approval. Certain change in control transactions may cause awards granted under the 2017 Plan to vest, unless the awards are continued or substituted for in connection with the transaction.

The 2017 Plan authorizes and reserves 21.1 million shares for issuance. The number of shares available under the 2017 Plan is also increased from time to time by: (i) the number of shares subject to outstanding awards granted under Ciena’s prior equity compensation plans that are forfeited, expire or are canceled without delivery of common stock following the effective date of the 2017 Plan, and (ii) the number of shares subject to awards assumed or substituted in connection with the acquisition of another company. As of November 1, 2025, the total number of shares authorized for issuance under the 2017 Plan was 21.1 million and approximately 8.5 million shares remained available for issuance thereunder.

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
During fiscal 2023, Ciena introduced a benefit pursuant to which, upon completion of ten years of service and reaching age 60, executive officers who are residents of the United States, the United Kingdom, or Canada, and who provide 12 months’ notice of their retirement, will receive continued vesting of all of their granted but unvested restricted stock unit (“RSU”) awards and a pro-rated amount of their performance stock unit awards and market stock unit awards. Other employees in these and certain other countries will be subject to the same eligibility and notice requirements, but will receive acceleration of their unvested RSU awards upon retirement. This program results in the acceleration of share-based compensation expense.

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

Ciena recognizes the estimated fair value of restricted stock units subject to performance-based vesting conditions other than total stockholder return, by assuming the satisfaction of any performance-based objectives at the “target” level and multiplying the corresponding number of shares earned based upon such achievement by the closing price per share of Ciena common stock on the grant date. Share-based compensation expense is recognized over the performance period, using graded vesting, which considers each performance period or tranche separately, based on Ciena’s determination of whether it is probable that the performance targets will be achieved. Each reporting period, Ciena assesses the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved involves judgment. Revisions are reflected in the period in which the estimate is changed. If any performance goals are not met, no compensation cost is ultimately recognized against that goal and, to the extent previously recognized, compensation expense is reversed.

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

Ciena estimates the fair value of performance based awards subject to total stockholder return as compared to an index of peer companies using a Monte Carlo simulation model. Ciena reverses share-based compensation expense on performance based awards subject to total stockholder return only when the requisite service period is not reached. Assumptions for awards granted during fiscal 2025, fiscal 2024 and fiscal 2023 included the following:

	Year Ended
	November 1, 2025	November 2, 2024	October 28, 2023
Expected volatility of Ciena common stock, which is a weighted average of implied volatility and historical volatility	41.89%	36.00%	40.37%
Historical volatility of Ciena common stock	39.90%	36.74%	43.11%
Volatility of S&P Networking Index(1)	47.99%	44.94%	30.93%
Correlation coefficient	0.3039	0.3665	0.7781
Expected life in years	2.87	2.89	2.89
Risk-free interest rate	4.18%	4.41%	3.95%
Expected dividend yield	0.0%	0.0%	0.0%

(1) For fiscal 2023, reflects the volatility of the S&P Networking Index as a whole. For fiscal 2024 and fiscal 2025, reflects the volatility of the median company within the S&P Networking Index as of the date of the award, measured as of the last day of the prior fiscal year.
The following table is a summary of Ciena’s restricted stock unit activity for the period indicated, with the aggregate fair value of the balance outstanding at the end of each period, based on Ciena’s closing stock price on the last trading day of the relevant period (shares and aggregate fair value in thousands):

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Fair Value
Balance at November 2, 2024	6,112	$48.41	$390,995
Granted	2,341
Vested	(2,578)
Canceled or forfeited	(373)
Balance at November 1, 2025	5,502	$62.76	$1,044,895

As of both November 1, 2025 and November 2, 2024, 0.3 million of the total restricted stock units outstanding are performance based awards subject to total stockholder return. The total fair value of restricted stock units that vested and were converted into common stock during fiscal 2025, fiscal 2024 and fiscal 2023 was $224.4 million, $116.9 million and $98.2 million, respectively. The weighted average fair value of each restricted stock unit granted by Ciena during fiscal 2025, fiscal 2024 and fiscal 2023 was $91.84, $44.57 and $50.48, respectively.

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
During fiscal 2025, Ciena issued 0.8 million shares and during fiscal 2024 and fiscal 2023, Ciena issued 0.9 million and 0.8 million shares, respectively, under the ESPP. At November 1, 2025, 9.6 million shares remained available for issuance under the ESPP.
Share-Based Compensation Expense
The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Year Ended
	November 1, 2025	November 2, 2024	October 28, 2023
Products	$7,774	$6,474	$4,518
Services	15,184	12,743	10,470
Share-based compensation expense included in cost of goods sold	22,958	19,217	14,988
Research and development	64,281	54,129	42,331
Sales and marketing	52,066	42,954	35,136
General and administrative	45,424	40,053	37,587
Share-based compensation expense included in operating expense	161,771	137,136	115,054
Share-based compensation expense capitalized in inventory, net	(204)	51	413
Total share-based compensation	$184,525	$156,404	$130,455

As of November 1, 2025, total unrecognized share-based compensation expense was $253.8 million which relates to unvested restricted stock units and is expected to be recognized over a weighted-average period of 1.41 years.

(24) SEGMENT AND ENTITY WIDE DISCLOSURES

Operating segments are defined as components of an enterprise that engage in business activities that earn revenue and incur expense, for which discrete financial information is available, and for which such information is evaluated regularly by the chief operating decision maker for purposes of allocating resources and assessing performance. Ciena has the following operating segments for reporting purposes: (i) Networking Platforms; (ii) Platform Software and Services; (iii) Blue Planet Automation Software and Services; and (iv) Global Services. Ciena’s chief operating decision maker (“CODM”) is its chief executive officer, Gary Smith, who evaluates Ciena’s performance and allocates resources based on segment profit (loss) as compared to annual targets for these four operating segments.
Segment Profit (Loss)
The table below sets forth Ciena’s segment profit (loss) and the reconciliation to consolidated net income for the respective periods indicated (in thousands). The CODM excludes the following items in his assessment of performance of the operating segments: selling and marketing costs; general and administrative costs; significant asset impairments and restructuring costs; share-based compensation expense, amortization of intangible assets; acquisition and integration costs; interest and other income, net; interest expense; loss on extinguishment and modification of debt; and provision for income taxes. Effective as of the fourth quarter of fiscal 2025, Ciena recast its segment profit (loss) to align with the CODM assessment of performance of the operating segments to exclude share-based compensation expense. This change affects only the presentation of such information:

	Year Ended
	November 1, 2025	November 2, 2024	October 28, 2023
Revenue:
Networking Platforms	$3,676,377	$3,042,055	$3,493,492
Platform Software and Services	363,830	358,062	303,873
Blue Planet Automation Software and Services	115,547	77,619	69,170
Global Services	613,753	537,219	520,014
Total revenue	$4,769,507	$4,014,955	$4,386,549
Segment gross profit:
Networking Platforms	$1,445,373	$1,199,978	$1,421,947
Platform Software and Services	307,320	305,486	258,031
Blue Planet Automation Software and Services	67,239	35,494	18,458
Global Services	218,390	208,904	207,667
Total segment gross profit	$2,038,322	$1,749,862	$1,906,103
Research and development expense:
Networking Platforms	$671,315	$605,808	$597,644
Platform Software and Services	72,186	65,145	64,641
Blue Planet Automation Software and Services	35,996	37,889	41,802
Global Services	4,551	4,526	4,141
Total segment research and development expense	$784,048	$713,368	$708,228
Segment profit (loss):
Networking Platforms	$774,058	$594,170	$824,303
Platform Software and Services	235,134	240,341	193,390
Blue Planet Automation Software and Services	31,243	(2,395)	(23,344)
Global Services	213,839	204,378	203,526
Total segment profit	$1,254,274	$1,036,494	$1,197,875

Less: Unallocated cost of goods sold	$33,405	$30,272	$27,252
Less: Unallocated operating and non-operating expenses	1,097,531	922,266	915,796
Consolidated net income	$123,338	$83,956	$254,827

Entity Wide Reporting

Ciena’s long-lived assets, including equipment, building, furniture and fixtures, operating ROU assets, finite-lived intangible assets, goodwill, and maintenance spares, are not reviewed by Ciena’s CODM for purposes of evaluating performance and allocating resources. As of November 1, 2025, equipment, building, furniture and fixtures, net, totaled $386.8 million, and operating ROU assets totaled $38.6 million both of which support asset groups within Ciena’s four operating segments and unallocated selling and general and administrative activities. As of November 1, 2025, finite-lived intangible assets, goodwill, and maintenance spares are assigned to asset groups within the following segments (in thousands):

	November 1, 2025
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Other intangible assets, net	$224,210	$—	$—	$—	$224,210
Goodwill	$275,964	$156,191	$89,049	$—	$521,204
Maintenance spares, net	$—	$—	$—	$92,392	$92,392

	November 2, 2024
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Other intangible assets, net	$158,903	$—	$6,117	$—	$165,020
Goodwill	$199,467	$156,191	$89,049	$—	$444,707
Maintenance spares, net	$—	$—	$—	$77,918	$77,918
As of November 1, 2025, finite-lived intangible assets, goodwill, and maintenance spares allocated by segment reconciled to total assets (in thousands):

	November 1, 2025	November 2, 2024
Assets assigned to segments	$837,806	$687,645
Other unallocated assets	5,026,861	4,953,692
Total assets	$5,864,667	$5,641,337
The following table shows Ciena’s geographic distribution of equipment, building, furniture and fixtures, net, and operating ROU assets (in thousands) for any country accounting for at least 10% of the total. Any countries representing less than 10% are reflected in aggregate as “Other International.”

	November 1, 2025	November 2, 2024
Canada	$325,584	$283,760
United States	44,634	49,195
Other International	55,174	32,184
Total	$425,392	$365,139

(25) OTHER EMPLOYEE BENEFIT PLANS
Ciena has a Defined Contribution Pension Plan that covers a majority of its Canada-based employees. Total contributions (employee and employer) cannot exceed the lesser of 18% of participant earnings and an annual limit of CAD$35,390 (approximately $25,260 for 2025). This plan includes a required employer contribution of 1% for all participants and an employer matching contribution equal to 50% of the first 6% an employee contributes. During fiscal 2025, 2024 and 2023, Ciena made matching contributions of approximately CAD$11.9 million (approximately $8.5 million), CAD$11.6 million (approximately $8.3 million) and CAD$10.6 million (approximately $7.6 million), respectively.
Ciena has a 401(k) defined contribution profit sharing plan that covers a majority of its United States-based employees. Participants may contribute up to 60% of base pay through pre-tax or Roth contributions, subject to certain limitations. The plan includes an employer matching contribution equal to 50% of the first 8% an employee contributes each pay period. Ciena may also make discretionary annual profit contributions up to the IRS regulated limit. Ciena has made no profit sharing contributions to date. During fiscal 2025, 2024 and 2023, Ciena made matching contributions of approximately $14.0 million, $11.0 million and $10.4 million, respectively.

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
Purchase Order Obligations
Ciena has certain advanced orders for supply of certain long lead time components. As of November 1, 2025, Ciena had $2.1 billion in outstanding purchase order commitments to contract manufacturers and component suppliers for inventory. In certain instances, Ciena is permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of this amount relates to firm, non-cancelable and unconditional obligations.
(27) SUBSEQUENT EVENTS

Stock Repurchase Program

From the end of the fourth quarter of fiscal 2025 through December 5, 2025, Ciena repurchased 162,347 shares of its common stock for an aggregate purchase price of $31.7 million at an average price of $195.12 per share, inclusive of repurchases pending settlement under its current stock repurchase program. As of December 5, 2025, Ciena has an aggregate of $638.6 million of authorized funds remaining under this repurchase program.

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
Management of Ciena Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of November 1, 2025. Management based this assessment on criteria for effective internal control over financial reporting described in “COSO 2013 Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of November 1, 2025, Ciena Corporation maintained effective internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
PricewaterhouseCoopers LLP, independent registered public accounting firm, which audited and reported on the consolidated financial statements of Ciena Corporation included in this annual report, has also audited the effectiveness of Ciena Corporation’s internal control over financial reporting as of November 1, 2025, as stated in its report appearing in Item 8 of Part II of this annual report.

Item 9B. Other Information
Rule 10b5-1 Trading Arrangements
The following table describes, for the fourth quarter of fiscal 2025, each trading arrangement for the sale or purchase of our securities adopted, terminated or for which the amount, pricing or timing provisions were modified by our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased or Sold
Joseph Cumello (Senior Vice President and General Manager of Blue Planet)	Modification (October 13, 2025) (1)	Rule 10b5-1 trading arrangement	Sales	Until December 31, 2026, or such earlier date upon which all transactions are completed or expire without execution (2)	(3)
Patrick T. Gallagher (Director)	Adoption (October 13, 2025)	Rule 10b5-1 trading arrangement	Sales	Until October 13, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 11,618 shares of common stock
Sheela Kosaraju (Senior Vice President and General Counsel, and acting Chief People Officer)	Adoption (October 14, 2025)	Rule 10b5-1 trading arrangement	Sales	Until January 8, 2027, or such earlier date upon which all transactions are completed or expire without execution (4)	(5)
Jason Phipps (Senior Vice President, Global Customer Engagement)	Modification (October 6, 2025) (6)	Rule 10b5-1 trading arrangement	Sales	Until October 9, 2026, or such earlier date upon which all transactions are completed or expire without execution (7)	(8)
David M. Rothenstein (Senior Vice President, Chief Strategy Officer and Secretary)	Adoption (October 10, 2025)	Rule 10b5-1 trading arrangement	Sales	Until December 23, 2026, or such earlier date upon which all transactions are completed or expire without execution (9)	Up to 30,000 shares of common stock
Gary B Smith (President and Chief Executive Officer)	Adoption (October 4, 2025)	Rule 10b5-1 trading arrangement	Sales	Until December 15, 2026, or such earlier date upon which all transactions are completed or expire without execution (10)	(11)
(1)    On October 13, 2025, Mr. Cumello modified the Rule 10b5-1 trading arrangement (as modified, the “Cumello Modified Arrangement”) that he adopted on January 14, 2025 (the “Cumello Original Arrangement”).
(2)    The Cumello Modified Arrangement changed the trading schedule and awards sold but not the duration of the arrangement. Sales under the Cumello Modified Arrangement will not begin until January 12, 2026.
(3)    The aggregate number of shares of common stock to be sold pursuant to the Cumello Original Arrangement was up to 100% of the net after-tax shares of common stock to be received as a result of the vesting of an aggregate of 23,496 restricted stock units on June 20, 2025, September 20, 2025, December 20, 2025, March 20, 2026, June 20, 2026, September 20, 2026, and December 20, 2026. The aggregate number of shares of common stock to be sold pursuant to the Cumello Modified Arrangement is up to 100% of the net after-tax shares of common stock to be received as a result of the vesting of (i) an aggregate of 16,160 restricted stock units on December 20, 2025, March 20, 2026, June 20, 2026, September 20, 2026, and December 20, 2026, plus (ii) an aggregate of 2,272 performance stock units on December 20, 2025, plus (iii) performance stock units that have not yet been earned, the actual number of which depends on performance and ranges from 0% to 200% of the 6,467 shares subject to the award at the target level of performance, which will vest on December 20, 2025 and December 20, 2026, plus (iv) market stock units that have not yet been earned, the actual number of which depends on performance and ranges from 0% to 200% of the 13,313 shares subject to the award at the target level of performance, which will vest on December 20, 2025 and December 20, 2026. The actual number of net after-tax shares to be received will vary based on the market price of our common stock at the time of settlement.
(4)    Sales under this arrangement will not begin until January 15, 2026, following expiration of Ms. Kosaraju’s existing Rule 10b5-1 trading arrangement.
(5)    The aggregate number of shares of common stock to be sold pursuant to Ms. Kosaraju’s arrangement is up to 100% of the net after-tax shares of common stock to be received as a result of the vesting of an aggregate of 19,137 restricted stock units on December 20, 2025, March 20, 2026, June 20, 2026, September 20, 2026, and December 20, 2026. The actual number of net after-tax shares to be received will vary based on the market price of our common stock at the time of settlement.
(6)    On October 6, 2025, Mr. Phipps modified the Rule 10b5-1 trading arrangement (as modified, the “Phipps Modified Arrangement”) that he adopted on October 9, 2024 (the “Phipps Original Arrangement”).
(7)    The Phipps Modified Arrangement changed the trading schedule and awards sold but not the duration of the arrangement. Sales under the Phipps Modified Arrangement will not begin until January 15, 2026.

(8)    The aggregate number of shares of common stock to be sold pursuant to the Phipps Original Arrangement was up to (i) 14,381 shares of common stock, plus (ii) 100% of the net after-tax shares of common stock to be received as a result of the vesting of an aggregate of 28,736 restricted stock units on December 20, 2024, March 20, 2025, June 20, 2025, September 20, 2025, December 20, 2025, March 20, 2026, June 20, 2026, and September 20, 2026. The aggregate number of shares of common stock to be sold pursuant to the Phipps Modified Arrangement is up to (i) 18,170 shares of common stock, plus (ii) 100% of the net after-tax shares of common stock to be received as a result of the vesting of (a) an aggregate of 24,725 restricted stock units on December 20, 2025, March 20, 2026, June 20, 2026, and September 20, 2026, (b) an aggregate of 3,718 performance stock units on December 20, 2025, (c) performance stock units that have not yet been earned, the actual number of which depends on performance and ranges from 0% to 200% of the 10,892 shares subject to the award at the target level of performance, half of which will vest on December 20, 2025, and (d) market stock units that have not yet been earned, the actual number of which depends on performance and ranges from 0% to 200% of the 10,598 shares subject to the award at the target level of performance, which will vest on December 20, 2025. The actual number of net after-tax shares to be received will vary based on the market price of our common stock at the time of settlement.
(9)    Sales under this arrangement will not begin until January 9, 2026, following expiration of Mr. Rothenstein’s existing Rule 10b5-1 trading arrangement.
(10)    Sales under this arrangement will not begin until January 5, 2026, following expiration of Mr. Smith’s existing Rule 10b5-1 trading arrangement.
(11)    The aggregate number of shares of common stock to be sold pursuant to Mr. Smith’s arrangement is up to (i) 67,937 shares of common stock, plus (ii) 100% of the net after-tax shares of common stock to be received as a result of the vesting of (a) performance stock units that have not yet been earned, the actual number of which depends on performance and ranges from 0% to 200% of the 51,055 shares subject to the award at the target level of performance, half of which will vest on December 20, 2025, and (b) market stock units that have not yet been earned, the actual number of which depends on performance and ranges from 0% to 200% of the 58,291 shares subject to the award at the target level of performance, which will vest on December 20, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our executive officers is set forth in Part I of this annual report under the caption “Item 1. Business—Information About Our Executive Officers.”
The additional information required by this item concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee, and our insider trading policies is incorporated herein by reference from the information contained under the captions “Information regarding nominees and continuing directors,” “Delinquent Section 16(a) Reports,” “Composition and meetings of the Board of Directors and its Committees – Audit Committee”, and “Principles of Corporate Governance, Bylaws, and other governance documents – Insider Trading Policy,” respectively, in our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report.
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

Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference from the information contained under the captions “Compensation Discussion and Analysis”, “Executive Compensation Tables,” “Potential payments upon termination or change in control,” “CEO pay ratio disclosure,” “Director Compensation,” “Compensation Committee interlocks and insider participation,” and “Compensation Committee Report” in our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference from the information contained under the captions “Equity compensation plan information” and “Ownership of securities” in our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference from the information contained under the captions “Related person transactions” and “Corporate governance and the Board of Directors – Independent directors” in our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report.

Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference from the information contained under the caption “Relationship with independent registered public accounting firm” in our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report.

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
(c)Not applicable.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of December 2025.

Ciena Corporation
By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Gary B. Smith	President, Chief Executive Officer and Director	December 12, 2025
Gary B. Smith (Principal Executive Officer)

/s/ Marc D. Graff	Sr. Vice President, Finance and Chief Financial Officer	December 12, 2025
Marc D. Graff (Principal Financial Officer and Principal Accounting Officer)

/s/ Hassan M. Ahmed, Ph.D.	Director	December 12, 2025
Hassan M. Ahmed, Ph.D.

/s/ Bruce L. Claflin	Director	December 12, 2025
Bruce L. Claflin

/s/ Lawton W. Fitt	Chair of the Board of Directors	December 12, 2025
Lawton W. Fitt

/s/ Patrick T. Gallagher	Director	December 12, 2025
Patrick T. Gallagher

/s/ Devinder Kumar	Director	December 12, 2025
Devinder Kumar

/s/ T. Michael Nevens	Director	December 12, 2025
T. Michael Nevens

/s/ Joanne B. Olsen	Director	December 12, 2025
Joanne B. Olsen

/s/ Mary G. Puma	Director	December 12, 2025
Mary G. Puma

INDEX TO EXHIBITS

		Incorporated by Reference
		Form and			Filed or
Exhibit		Registration or			Furnished
Number	Exhibit Description	Commission No.	Exhibit	Filing Date	Herewith (X)
3.1	Fifth Restated Certificate of Incorporation of Ciena Corporation, filed with the Secretary of State of Delaware on June 4, 2024	10-Q (001-36250)	3.1	6/6/2024
3.2	Amended and Restated Bylaws of Ciena Corporation	8-K (001-36250)	3.1	12/12/2024
4.1	Specimen Stock Certificate	10-K (000-21969)	4.1	12/27/2007
4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K (001-36250)	4.2	12/18/2020
4.3	Indenture, dated as of January 18, 2022, by and among Ciena Corporation, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee, including the Form of 4.00% Senior Notes due 2030 attached as Exhibit A thereto	8-K (001-36250)	4.1	1/18/2022
10.1	Ciena Corporation 2017 Omnibus Incentive Plan*	8-K (001-36250)	10.1	3/29/2017
10.2	Amendment to Ciena Corporation 2017 Omnibus Incentive Plan, effective as of April 2, 2020*	8-K (001-36250)	10.1	4/6/2020
10.3	Amendment No. 2 to Ciena Corporation 2017 Omnibus Incentive Plan, effective as of March 21, 2024*	8-K (001-36250)	10.1	3/26/2024
10.4	Form of Director Restricted Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan*	10-Q (001-36250)	10.2	6/7/2023
10.5	Form of Employee Restricted Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan (revised 2025)*	—	—	—	X
10.6	Form of Employee Restricted Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan (revised 2024)*	10-K (001-36250)	10.5	12/20/2024
10.7	Form of Employee Restricted Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan (revised 2023)*	10-K (001-36250)	10.3	12/15/2023
10.8	Form of Performance Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan (revised 2023)*	10-Q (001-36250)	10.2	9/6/2023
10.9	Form of Market Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan (revised 2023)*	10-Q (001-36250)	10.3	9/6/2023
10.10	Form of Employee Restricted Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan (revised 2022)*	10-K (001-36250)	10.7	12/16/2022
10.11	Form of Performance Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan (revised 2022)*	10-K (001-36250)	10.8	12/16/2022
10.12	Form of Market Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan (revised 2022)*	10-K (001-36250)	10.9	12/16/2022
10.13	Form of Employee Restricted Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan*	10-K (001-36250)	10.3	12/18/2020
10.14	Form of Performance Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan*	10-K (001-36250)	10.5	12/18/2020
10.15	Form of Market Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan*	10-K (001-36250)	10.6	12/18/2020
10.16	Ciena Corporation 2008 Omnibus Incentive Plan*	8-K (000-21969)	10.1	3/27/2008
10.17	Amendment (No. 1) to Ciena Corporation 2008 Omnibus Incentive Plan dated April 14, 2010*	8-K (000-21969)	10.1	4/15/2010

		Incorporated by Reference
		Form and			Filed or
Exhibit		Registration or			Furnished
Number	Exhibit Description	Commission No.	Exhibit	Filing Date	Herewith (X)
10.18	Amendment (No. 2) to Ciena Corporation 2008 Omnibus Incentive Plan dated March 21, 2012*	8-K (000-21969)	10.1	3/23/2012
10.19	Amendment (No. 3) to Ciena Corporation 2008 Omnibus Incentive Plan dated April 10, 2014*	10-Q (001-36250)	10.1	6/11/2014
10.20	Amendment (No. 4) to Ciena Corporation 2008 Omnibus Incentive Plan dated March 24, 2016*	10-Q (001-36250)	10.2	6/8/2016
10.21	Form of Ciena Corporation 2008 Omnibus Incentive Plan Restricted Stock Unit Agreement (Employee)*	10-K (000-21969)	10.18	12/22/2011
10.22	Form of Ciena Corporation 2008 Omnibus Incentive Plan Restricted Stock Unit Agreement (Director)*	10-Q (000-21969)	10.3	6/4/2009
10.23	Amended and Restated Ciena Corporation Employee Stock Purchase Plan*	8-K (001-36250)	10.1	4/6/2021
10.24	Ciena Corporation Amended and Restated Employee Stock Purchase Plan Enrollment Form*	10-Q (001-36250)	10.2	6/7/2017
10.25	Ciena Corporation 2000 Equity Incentive Plan (Amended and Restated ONI Systems Corp. 2000 Equity Incentive Plan)*	10-K (000-21969)	10.37	12/11/2003
10.26	Form of Restricted Stock Unit Award Agreement for directors under Ciena Corporation 2000 Equity Incentive Plan*	8-K (000-21969)	10.5	11/4/2005
10.27	Ciena Corporation Deferred Compensation Plan*	S-8 (333-214594)	10.1	11/14/2016
10.28	Ciena Corporation Amended and Restated Incentive Bonus Plan, as amended August 22, 2023*	10-Q (001-36250)	10.4	9/26/2023
10.29	Ciena Corporation U.S. Executive Severance Benefit Plan*	10-Q (000-21969)	10.1	6/9/2011
10.30	Form of Indemnification Agreement with Directors and Executive Officers*	10-Q (000-21969)	10.1	3/3/2006
10.31	Form of Change in Control Severance Agreement dated November 30, 2025, between Ciena Corporation and Gary B. Smith*	—	—	—	X
10.32	Form of Change in Control Severance Agreement dated November 30, 2025, between Ciena Corporation and Executive Officers*	—	—	—	X
10.33	Employment Offer Letter between Ciena Corporation and Marc D. Graff, dated June 13, 2025.*	8-K (001-36250)	10.1	6/18/2025
10.34	Lease Agreement by and between Ciena Canada, Inc. and Innovation Blvd. II Limited dated as of October 23, 2014++	10-K (001-36250)	10.36	12/19/2014
10.35	Amendment No. 1 to the Lease Agreement dated October 23, 2014, between Ciena Canada, Inc. and Innovations Blvd II Limited, dated April 15, 2015	8-K (001-36250)	10.3	6/3/2015
10.36	Lease Agreement between Ciena Canada, Inc. and Innovation Blvd. II Limited, dated April 15, 2015	8-K (001-36250)	10.4	6/3/2015
10.37	Refinancing Amendment to Credit Agreement, dated January 17, 2025, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc., Ciena Communications International, LLC, Blue Planet Software, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto.++	8-K (001-36250)	10.1	1/21/2025

		Incorporated by Reference
		Form and			Filed or
Exhibit		Registration or			Furnished
Number	Exhibit Description	Commission No.	Exhibit	Filing Date	Herewith (X)
10.38	Incremental Amendment Agreement, dated October 24, 2023, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc., Ciena Communications International, LLC, Blue Planet Software, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto.++	8-K (001-36250)	10.1	10/25/2023
10.39	Incremental Joinder and Amendment Agreement, dated January 19, 2023, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc., Ciena Communications International, LLC, Blue Planet Software, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto.++	8-K (001-36250)	10.1	1/23/2023
10.40	Third Amendment to Credit Agreement, dated July 15, 2014, by and among Ciena Corporation, the lenders party thereto, and Bank of America, N.A., as Administrative Agent., dated June 29, 2017++	10-Q (001-36250)	10.3	9/7/2017
10.41	Incremental Joinder and Amendment Agreement under the Credit Agreement and Related Agreements dated as of April 25, 2016 by and between Ciena Corporation, Bank of America, N.A. as Administrative Agent, Ciena Communications, Inc. and Ciena Government Solutions, Inc. ++	10-Q (001-36250)	10.1	6/8/2016
10.42	Guaranty, dated July 15, 2014, by and among Ciena Communications, Inc., Ciena Government Solutions, Inc. and Bank of America, N.A., as Administrative Agent++	10-Q (001-36250)	10.6	9/9/2014
10.43	Term Loan Security Agreement, dated July 15, 2014, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc., and Bank of America, N.A., as Collateral Agent++	10-Q (001-36250)	10.7	9/9/2014
10.44	Omnibus Amendment to Security Agreement and Pledge Agreement, dated September 28, 2018, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc., and Bank of America, N.A., as Administrative Agent++	10-K (001-36250)	10.56	12/21/2018
10.45	Term Loan Pledge Agreement, dated July 15, 2014, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc., and Bank of America, N.A., as Pledgee++	10-Q (001-36250)	10.8	9/9/2014
10.46	Guaranty Supplement dated as of April 19, 2019, by Ciena Communications International, LLC, in favor of Bank of America, N.A., as Administrative Agent++	10-Q (001-36250)	10.3	6/12/2019
10.47	Guaranty Supplement dated as of April 19, 2019, by Blue Planet Software, Inc., in favor of Bank of America, N.A., as Administrative Agent++	10-Q (001-36250)	10.4	6/12/2019
10.48	Intellectual Property License Agreement dated as of March 19, 2010 between Ciena Luxembourg S.a.r.l. and Nortel Networks Limited++#	10-Q (000-21969)	10.3	6/10/2010
19.1	Ciena Corporation Insider Trading Policy	10-K (001-36250)	19.1	12/20/2024
21.1	Subsidiaries of registrant	—	—	—	X
23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X

Incorporated by Reference
		Form and			Filed or
Exhibit		Registration or			Furnished
Number	Exhibit Description	Commission No.	Exhibit	Filing Date	Herewith (X)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	X
97.1	Ciena Corporation Executive Compensation Clawback Policy	10-K (001-36250)	97.1	12/15/2023
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	X

________________________________

*	Represents management contract or compensatory plan or arrangement
++	Representations and warranties included in these agreements, as amended, were made by the parties to one another in connection with a negotiated transaction. These representations and warranties were made as of specific dates, only for purposes of these agreements and for the benefit of the parties thereto. These representations and warranties were subject to important exceptions and limitations agreed upon by the parties, including being qualified by confidential disclosures, made for the purposes of allocating contractual risk between the parties rather than establishing these matters as facts. These agreements are filed with this annual report only to provide investors with information regarding its terms and conditions, and not to provide any other factual information regarding Ciena or any other party thereto. Accordingly, investors should not rely on the representations and warranties contained in these agreements or any description thereof as characterizations of the actual state of facts or condition of any party, its subsidiaries or affiliates. The information in these agreements should be considered together with Ciena’s public reports filed with the SEC.
#	Certain portions of this document have been omitted based on a request for confidential treatment submitted to the SEC. The non-public information that has been omitted from this document has been separately filed with the SEC. Each redacted portion of this document is indicated by a “[*]” and is subject to the request for confidential treatment submitted to the SEC. The redacted information is confidential information of Ciena.