Form 10-Q
period 2026-01-31
CIENA CORP
filed 2026-03-05
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 27, 2026
Common Stock, par value $0.01 per share	141,398,427

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended
	January 31,	February 1,
	2026	2025
Revenue:
Products	$1,179,870	$854,785
Services	247,172	217,475
Total revenue	1,427,042	1,072,260
Cost of goods sold:
Products	666,574	490,804
Services	134,948	109,635
Total cost of goods sold	801,522	600,439
Gross profit	625,520	471,821
Operating expenses:
Research and development	221,458	192,663
Selling and marketing	148,867	136,504
General and administrative	59,243	53,902
Significant asset impairments and restructuring costs	1,498	1,544
Amortization of intangible assets	4,736	6,545
Acquisition and integration costs	306	—
Total operating expenses	436,108	391,158
Income from operations	189,412	80,663
Interest and other income, net	12,957	11,578
Interest expense	(21,254)	(22,918)
Loss on extinguishment and modification of debt	—	(729)
Income before income taxes	181,115	68,594
Provision for income taxes	30,832	24,022
Net income	$150,283	$44,572
Basic net income per common share	$1.06	$0.31
Diluted net income per potential common share	$1.03	$0.31
Weighted average basic common shares outstanding	141,676	142,880
Weighted average dilutive potential common shares outstanding	145,799	145,944

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Quarter Ended
	January 31,	February 1,
	2026	2025
Net income	$150,283	$44,572
Unrealized loss on available-for-sale securities, net of tax	(37)	(345)
Unrealized gain (loss) on foreign currency forward contracts, net of tax	5,628	(4,484)
Unrealized gain on interest rate swaps, net of tax	556	1,953
Change in cumulative translation adjustments	10,165	(17,702)
Other comprehensive income (loss)	16,312	(20,578)
Total comprehensive income	$166,595	$23,994

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	January 31, 2026	November 1, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,123,413	$1,091,952
Short-term investments	176,315	216,148
Accounts receivable, net of allowance for credit losses of $11.2 million as of both January 31, 2026 and November 1, 2025	967,408	975,856
Inventories, net	845,823	826,235
Prepaid expenses and other	427,918	455,316
Total current assets	3,540,877	3,565,507
Long-term investments	69,876	57,142
Equipment, building, furniture and fixtures, net	437,838	386,779
Operating right-of-use assets	40,484	38,613
Goodwill	521,712	521,204
Other intangible assets, net	212,689	224,210
Deferred tax asset, net	877,995	884,889
Other long-term assets	190,888	186,323
Total assets	$5,892,359	$5,864,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$547,221	$542,841
Accrued liabilities and other short-term obligations	395,881	531,081
Deferred revenue	290,418	208,936
Operating lease liabilities	13,273	13,956
Current portion of long-term debt	11,580	11,580
Total current liabilities	1,258,373	1,308,394
Long-term deferred revenue	100,455	94,850
Other long-term obligations	182,329	175,426
Long-term operating lease liabilities	34,100	32,516
Long-term debt, net	1,524,744	1,524,158
Total liabilities	3,100,001	3,135,344
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 141,452,656 and 141,016,300 shares issued and outstanding	1,415	1,410
Additional paid-in capital	5,849,492	5,953,057
Accumulated other comprehensive loss	(38,723)	(55,035)
Accumulated deficit	(3,019,826)	(3,170,109)
Total stockholders’ equity	2,792,358	2,729,323
Total liabilities and stockholders’ equity	$5,892,359	$5,864,667

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended
	January 31,	February 1,
	2026	2025
Cash flows provided by operating activities:
Net income	$150,283	$44,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	32,309	24,679
Share-based compensation expense	49,827	40,806
Amortization of intangible assets	11,521	8,778
Deferred taxes	(7,043)	(17,085)
Provision for inventory excess and obsolescence	21,832	10,918
Provision for warranty	8,185	5,697
Other	(1,545)	(6,655)
Changes in assets and liabilities:
Accounts receivable	9,406	(33,454)
Inventories	(41,228)	(35,844)
Prepaid expenses and other	40,024	92,036
Operating lease right-of-use assets	2,879	2,902
Accounts payable, accruals and other obligations	(130,907)	(49,577)
Deferred revenue	86,013	20,311
Short- and long-term operating lease liabilities	(3,911)	(4,361)
Net cash provided by operating activities	227,645	103,723
Cash flows used in investing activities:
Payments for equipment, furniture and fixtures	(73,885)	(26,884)
Purchases of investments	(39,919)	(97,024)
Proceeds from sales and maturities of investments	68,882	55,061
Settlement of foreign currency forward contracts, net	1,036	1,757
Net cash used in investing activities	(43,886)	(67,090)
Cash flows used in financing activities:
Proceeds from modification of debt, net	—	19,175
Cash paid for extinguishment of debt	—	(19,175)
Payment of long-term debt	—	(2,895)
Payment of debt issuance costs	—	(10)
Payment of finance lease obligations	(1,158)	(1,020)
Shares repurchased for tax withholdings on vesting of stock unit awards	(90,100)	(25,489)
Repurchases of common stock - repurchase program, net	(80,513)	(81,176)
Proceeds from issuance of common stock	17,226	17,133
Net cash used in financing activities	(154,545)	(93,457)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,247	(3,289)
Net increase (decrease) in cash, cash equivalents and restricted cash	31,461	(60,113)
Cash, cash equivalents and restricted cash at beginning of period	1,092,197	935,026
Cash, cash equivalents and restricted cash at end of period	$1,123,658	$874,913
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net	$16,879	$25,559
Cash paid during the period for income taxes, net	$10,718	$10,426
Operating lease payments	$4,516	$4,762
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$14,910	$4,735
Repurchase of common stock in accrued liabilities from repurchase program, net	$2,579	$4,198
Operating right-of-use assets subject to lease liability	$4,894	$1,056
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at November 1, 2025	141,016,300	$1,410	$5,953,057	$(55,035)	$(3,170,109)	$2,729,323
Net income	—	—	—	—	150,283	150,283
Other comprehensive income	—	—	—	16,312	—	16,312
Repurchase of common stock - repurchase program, net	(371,997)	(4)	(80,509)	—	—	(80,513)
Issuance of shares from employee equity plans	1,206,781	13	17,213	—	—	17,226
Share-based compensation expense	—	—	49,827	—	—	49,827
Shares repurchased for tax withholdings on vesting of stock unit awards	(398,428)	(4)	(90,096)	—	—	(90,100)
Balance at January 31, 2026	141,452,656	$1,415	$5,849,492	$(38,723)	$(3,019,826)	$2,792,358

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at November 2, 2024	142,656,116	$1,427	$6,154,869	$(46,711)	$(3,293,447)	$2,816,138
Net income	—	—	—	—	44,572	44,572
Other comprehensive loss	—	—	—	(20,578)	—	(20,578)
Repurchase of common stock - repurchase program, net	(1,016,970)	(10)	(79,193)	—	—	(79,203)
Issuance of shares from employee equity plans	1,186,963	11	17,122	—	—	17,133
Share-based compensation expense	—	—	40,806	—	—	40,806
Shares repurchased for tax withholdings on vesting of stock unit awards	(297,599)	(3)	(25,486)	—	—	(25,489)
Balance at February 1, 2025	142,528,510	$1,425	$6,108,118	$(67,289)	$(3,248,875)	$2,793,379

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
In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments that Ciena considers necessary for the fair statement of the results of operations of Ciena for the interim periods covered and of the financial position of Ciena at the date of the interim balance sheets. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The Condensed Consolidated Balance Sheet as of November 1, 2025 was derived from audited financial statements but does not include all disclosures required by GAAP. However, Ciena believes that the disclosures are adequate to understand the information presented herein. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with Ciena’s audited consolidated financial statements and the notes thereto included in Ciena’s Annual Report on Form 10-K for the fiscal year ended November 1, 2025 (the “2025 Annual Report”).
Ciena has a 52 or 53-week fiscal year, with quarters ending on the Saturday nearest to the last day of January, April, July, and October, respectively, of each year. Fiscal 2026 and Fiscal 2025 are each 52-week fiscal years.

(2)SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to Ciena’s significant accounting policies, compared to the accounting policies described in Note 1, Ciena Corporation and Significant Accounting Policies and Estimates, in “Notes to Consolidated Financial Statements” in Item 8 of Part II of the 2025 Annual Report.

Accounting Standards - Not Yet Effective

In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures to decision makers. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and will result in changes to certain income tax disclosures including substantially more information on a disaggregated basis, but it does not affect recognition or measurement of income taxes and therefore is not expected to have a material effect on our consolidated financial statements. The amendments are applied on a prospective basis; however, retrospective application is permitted.

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

In September 2025, the FASB issued ASU No. 2025-06 (“ASU 2025-06”), Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) to modernize the accounting for software costs that are accounted for under Subtopic 350-40 by shifting away from prescriptive and sequential software development stages to an incremental and iterative method when capitalizing software costs. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. Ciena is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-11 (“ASU 2025-11”), Interim Reporting (Topic 270): Narrow-Scope Improvements, to improve the navigability of required interim disclosures, clarify when that guidance applies, and provide additional guidance on what disclosures should be provided in interim reporting periods. ASU 2025-11 is effective for interim reporting periods with annual reporting periods beginning after December 15, 2027, early adoption is permitted. ASU 2025-11 allows for adoption using the prospective or retrospective method. Ciena is currently evaluating the impact of this ASU on its interim financial statements and related disclosures.

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

The tables below set forth Ciena’s disaggregated revenue for the respective periods (in thousands):

	Quarter Ended January 31, 2026
	Segment				Total
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services
Product lines:
Optical Networking	$1,023,162	$—	$—	$—	$1,023,162
Routing and Switching	126,006	—	—	—	126,006
Platform Software and Services	—	93,384	—	—	93,384
Blue Planet Automation Software and Services	—	—	20,420	—	20,420
Maintenance, Support, and Learning	—	—	—	87,551	87,551
Implementation	—	—	—	67,949	67,949
Advisory and Enablement	—	—	—	8,570	8,570
Total revenue by product line	$1,149,168	$93,384	$20,420	$164,070	$1,427,042

Timing of revenue recognition:
Products and services at a point in time	$1,149,168	$29,183	$1,894	$16,887	$1,197,132
Products and services transferred over time	—	64,201	18,526	147,183	229,910
Total revenue by timing of revenue recognition	$1,149,168	$93,384	$20,420	$164,070	$1,427,042

	Quarter Ended February 1, 2025
	Segment				Total
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services
Product lines:
Optical Networking	$727,973	$—	$—	$—	$727,973
Routing and Switching	93,169	—	—	—	93,169
Platform Software and Services	—	95,067	—	—	95,067
Blue Planet Automation Software and Services	—	—	26,032	—	26,032
Maintenance, Support, and Learning	—	—	—	74,573	74,573
Implementation	—	—	—	47,682	47,682
Advisory and Enablement	—	—	—	7,764	7,764
Total revenue by product line	$821,142	$95,067	$26,032	$130,019	$1,072,260

Timing of revenue recognition:
Products and services at a point in time	$821,142	$28,931	$10,427	$6,133	$866,633
Products and services transferred over time	—	66,136	15,605	123,886	205,627
Total revenue by timing of revenue recognition	$821,142	$95,067	$26,032	$130,019	$1,072,260

•Networking Platforms revenue reflects sales of Ciena’s Optical Networking and Routing and Switching product lines.
•Optical Networking - includes the 6500 Packet-Optical Platform, the Waveserver® system, the 6500 Reconfigurable Line System (RLS), coherent pluggable transceivers, and other optical networking products. These products are often combined and sold as solutions that address network applications including cloud and AI networking, datacenter interconnect, long haul, metro, submarine connectivity, and managed optical fiber networks (MOFN).
•Routing and Switching - includes the 3000 family of service delivery platforms and 5000 family of service aggregation platforms, the 8100 Coherent IP networking platforms, virtualization software, and other routing and switching portfolio products. Ciena also uses certain of these products to create its out-of-band data center management (DCOM) solutions.

Revenue from this segment is included in product revenue on the Condensed Consolidated Statements of Operations.

•Platform Software and Services revenue reflects sales of Ciena’s Platform Software and Platform Services.
•Platform Software - includes Ciena’s Navigator Network Control SuiteTM domain controller solution and its applications, and legacy software solutions.
•Platform Services - includes subscription, support, and consulting services related to Ciena’s software platforms, operating system software and enhanced software features embedded in each of the Networking Platforms product lines above.

Revenue from the software portion of this segment is included in product revenue on the Condensed Consolidated Statements of Operations. Revenue from services portion of this segment is included in services revenue on the Condensed Consolidated Statements of Operations.

•Blue Planet Automation Software and Services revenue reflects sales of Blue Planet Automation Software and Blue Planet Services.
•Blue Planet Automation Software - includes inventory management, orchestration, route optimization and analysis, and unified assurance and analytics software.

•Blue Planet Services - includes subscription, installation, support, consulting and design services related to the Blue Planet Automation Platform.

Revenue from the software portion of this segment is included in product revenue on the Condensed Consolidated Statements of Operations. Revenue from the services portion of this segment is included in services revenue on the Condensed Consolidated Statements of Operations.

•Global Services revenue reflects sales of a broad range of Ciena’s services for advisory and enablement, implementation, and maintenance, support, and learning activities.
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

For additional information on Ciena’s revenue recognition policy, see “Notes to Consolidated Financial Statements” in Item 8 of Part II of the 2025 Annual Report.

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

For the periods indicated, Ciena’s geographic distribution of revenue was as follows (in thousands):

	Quarter Ended
	January 31,	February 1,
	2026	2025
Geographic distribution:
Americas	$1,118,223	$795,632
EMEA	200,587	157,916
APAC	108,232	118,712
Total revenue by geographic distribution	$1,427,042	$1,072,260

Ciena’s revenue includes $1.08 billion and $752.5 million from the United States for the first quarter of fiscal 2026 and 2025, respectively. No other country accounted for 10% or more of total revenue for the periods indicated in the above table.

For the periods indicated, the only customers that accounted for 10% or more of total revenue were as follows (in thousands):

	Quarter Ended
	January 31,	February 1,
	2026	2025
Cloud provider A	$330,981	$168,896
Cloud provider B	160,206	n/a*
Service provider A	185,804	n/a*
Service provider B	n/a*	111,024
Total	$676,991	$279,920
*Denotes revenue representing less than 10% of total revenue for the indicated period

Service provider A purchased products from each of Ciena’s operating segments for the periods presented. The other 10% customers included in the table above purchased products from Ciena’s Networking Platforms, Platform Software and Services, and Global Services operating segments for each of the periods presented.

Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities (deferred revenue) from contracts with customers (in thousands):

	Balance at	Balance at
	January 31, 2026	November 01, 2025
Accounts receivable, net	$967,408	$975,856
Long-term accounts receivable	$27,359	$28,610
Deferred revenue	$390,873	$303,786
Contract assets for unbilled accounts receivable, net	$146,208	$157,868

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

Contract liabilities consist of deferred revenue and represent advanced payments against non-cancelable customer orders received prior to revenue recognition. Ciena recognized approximately $88.2 million and $74.5 million of revenue during the first three months of fiscal 2026 and 2025, respectively, that was included in the deferred revenue balance at November 1, 2025 and November 2, 2024, respectively. Revenue recognized due to changes in transaction price from performance obligations satisfied or partially satisfied in previous periods was immaterial during the three months ended January 31, 2026 and February 1, 2025.

As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	January 31, 2026	November 1, 2025
Products	$97,509	$65,382
Services	293,364	238,404
Total deferred revenue	390,873	303,786
Less current portion	(290,418)	(208,936)
Long-term deferred revenue	$100,455	$94,850

Capitalized Contract Acquisition Costs
Capitalized contract acquisition costs consist of deferred sales commissions, and were $32.9 million and $37.4 million as of January 31, 2026 and November 1, 2025, respectively. Capitalized contract acquisition costs were included in (i) prepaid expenses and other and (ii) other long-term assets on the Condensed Consolidated Balance Sheets. The amortization expense associated with these costs was $10.8 million and $8.5 million during the first three months of fiscal 2026 and 2025, respectively, and was included in selling and marketing expense on the Condensed Consolidated Statements of Operations.

Remaining Performance Obligations
Remaining performance obligations (“RPO”) are comprised of non-cancelable customer purchase orders for products and services that are awaiting transfer of control for revenue recognition under the applicable contract terms. As of January 31, 2026, the aggregate amount of RPO was $2.3 billion. As of January 31, 2026, Ciena expects approximately 85% of the RPO to be recognized as revenue within the next 12 months.

(4)SIGNIFICANT ASSET IMPAIRMENT AND RESTRUCTURING COSTS

Restructuring Costs

Ciena regularly monitors its spending to optimize operating expenses and to ensure that its strategic investments are aligned with its highest-growth demand opportunities. The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in accrued liabilities and other short-term obligations on the Condensed Consolidated Balance Sheets for the three months ended January 31, 2026 (in thousands):

	Workforce restructuring	Other restructuring activities		Total
Balance at November 1, 2025	$8,436	$—		$8,436
Charges	1,010	488	(1)	1,498
Cash payments	(7,840)	(488)		(8,328)
Balance at January 31, 2026	$1,606	$—		$1,606
Current restructuring liabilities	$1,606	$—		$1,606

(1) Primarily represents costs related to restructured real estate facilities.

The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in accrued liabilities and other short-term obligations on the Condensed Consolidated Balance Sheets for the three months ended February 1, 2025 (in thousands):

	Workforce restructuring	Other restructuring activities		Total
Balance at November 2, 2024	$1,927	$—		$1,927
Charges	278	1,266	(1)	1,544
Cash payments	(1,762)	(1,266)		(3,028)
Balance at February 1, 2025	$443	$—		$443
Current restructuring liabilities	$443	$—		$443

(1) Primarily represents costs related to restructured real estate facilities.

(5)INTEREST AND OTHER INCOME, NET
The components of interest and other income, net, are as follows for the periods indicated (in thousands):

	Quarter Ended
	January 31,	February 1,
	2026	2025
Interest income	$14,391	$13,710
Gains (losses) on non-hedge designated foreign currency forward contracts (1)	942	(2,873)
Foreign currency exchange gains (losses) (2)	(4,644)	1,240
Other	2,268	(499)
Interest and other income, net	$12,957	$11,578

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

(6) INCOME TAXES

The effective tax rate for the first quarter of fiscal 2026 was lower than the effective tax rate for the first quarter of fiscal 2025. The decrease was primarily due to an income tax benefit for share-based compensation expense and change in mix of earnings in jurisdictions with lower tax rates.

The Organization for Economic Co-operation and Development (OECD) has introduced a framework to implement a global minimum tax of 15% for certain highly profitable multinational companies, referred to as Pillar Two or the minimum tax directive. While the Unites States has not enacted legislation to adopt Pillar Two, certain countries in which Ciena operates have enacted legislation and many aspects of Pillar Two were effective for Ciena beginning in fiscal 2025. Pillar Two taxes are considered an alternative minimum tax accounted for as a period cost that could impact the effective tax rate in the year the Pillar Two tax obligation arises. Therefore, deferred taxes will not be recognized for the estimated effects of future minimum taxes. Pillar Two does not have a material effect on Ciena’s effective tax rate, financial results or cash flows for fiscal 2026.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the United States. The OBBBA includes provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions such as bonus depreciation and expensing of domestic research and experimental expenditures. The legislation has multiple effective dates, with certain provisions taking effect in fiscal 2025 and fiscal 2026 and others to be implemented through fiscal 2027. Ciena expects future cash tax savings, but does not expect a material impact on its future effective tax rate. The legislation will not have a material impact on Ciena’s consolidated financial statements in fiscal 2026.

(7)CASH EQUIVALENT, SHORT-TERM AND LONG-TERM INVESTMENTS

As of the dates indicated, investments classified as available-for-sale are comprised of the following (in thousands):

	January 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$119,105	$244	$—	$119,349
Corporate debt securities	123,152	273	—	123,425
Time deposits	81,920	5	—	81,925
	$324,177	$522	$—	$324,699

Included in cash equivalents	$78,508	$—	$—	$78,508
Included in short-term investments	175,988	327	—	176,315
Included in long-term investments	69,681	195	—	69,876
	$324,177	$522	$—	$324,699

	November 1, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$147,466	$304	$—	$147,770
Corporate debt securities	119,808	260	—	120,068
Time deposits	74,984	6	—	74,990
	$342,258	$570	$—	$342,828

Included in cash equivalents	$69,538	$—	$—	$69,538
Included in short-term investments	215,786	362	—	216,148
Included in long-term investments	56,934	208	—	57,142
	$342,258	$570	$—	$342,828

The following table summarizes the legal maturities of debt investments as of January 31, 2026 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$254,496	$254,823
Due in 1-2 years	69,681	69,876
	$324,177	$324,699

(8)FAIR VALUE MEASUREMENTS

    As of the dates indicated, the following tables summarize the assets and liabilities that were recorded at fair value on a recurring basis (in thousands):

	January 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$665,777	$—	$—	$665,777
Bond mutual fund	119,119	—	—	119,119
Time deposits	81,925	—	—	81,925
Deferred compensation plan assets	24,823	—	—	24,823
U.S. government obligations	—	119,349	—	119,349
Corporate debt securities	—	123,425	—	123,425
Foreign currency forward contracts	—	9,888	—	9,888
Interest rate swaps	—	435	—	435
Total assets measured at fair value	$891,644	$253,097	$—	$1,144,741

Liabilities:
Foreign currency forward contracts	$—	$5,060	$—	$5,060
Interest rate swaps	—	1,054	—	1,054
Deferred compensation plan liabilities	24,812	—	—	24,812
Total liabilities measured at fair value	$24,812	$6,114	$—	$30,926

	November 1, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$713,707	$—	$—	$713,707
Bond mutual fund	117,931	—	—	117,931
Time deposits	74,990	—	—	74,990
Deferred compensation plan assets	21,179	—	—	21,179
U.S. government obligations	—	147,770	—	147,770
Corporate debt securities	—	120,068	—	120,068
Foreign currency forward contracts	—	3,236	—	3,236
Total assets measured at fair value	$927,807	$271,074	$—	$1,198,881

Liabilities:
Foreign currency forward contracts	$—	$6,314	$—	$6,314
Forward starting interest rate swaps	—	1,345	—	1,345
Total liabilities measured at fair value	$—	$7,659	$—	$7,659

As of the dates indicated, the assets and liabilities above were presented on Ciena’s Condensed Consolidated Balance Sheets as follows (in thousands):

	January 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$862,052	$1,352	$—	$863,404
Short-term investments	4,769	171,546	—	176,315
Prepaid expenses and other	—	9,888	—	9,888
Long-term investments	—	69,876	—	69,876
Other long-term assets	24,823	435	—	25,258
Total assets measured at fair value	$891,644	$253,097	$—	$1,144,741

Liabilities:
Accrued liabilities and other short-term obligations	$—	$5,060	$—	$5,060
Other long-term obligations	24,812	1,054	—	25,866
Total liabilities measured at fair value	$24,812	$6,114	$—	$30,926

	November 1, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$901,077	$99	$—	$901,176
Short-term investments	5,551	210,597	—	216,148
Prepaid expenses and other	—	3,236	—	3,236
Long-term investments	—	57,142	—	57,142
Other long-term assets	21,179	—	—	21,179
Total assets measured at fair value	$927,807	$271,074	$—	$1,198,881

Liabilities:
Accrued liabilities and other short-term obligations	$—	$6,314	$—	$6,314
Other long-term obligations	—	1,345	—	1,345
Total liabilities measured at fair value	$—	$7,659	$—	$7,659

Ciena did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

(9) INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	January 31, 2026	November 1, 2025
Raw materials	$596,008	$593,783
Work-in-process	33,998	35,051
Finished goods	318,547	286,050
Deferred cost of goods sold	43,213	40,759
Gross inventories	991,766	955,643
Reserve for inventory excess and obsolescence	(145,943)	(129,408)
Inventories, net	$845,823	$826,235

During the first three months of fiscal 2026, Ciena recorded a provision for inventory excess and obsolescence of $21.8 million, primarily related to a decrease in the forecasted demand for certain products. Deductions from the reserve for excess and obsolete inventory relate primarily to sales and disposal activities.

(10) OTHER BALANCE SHEET DETAILS
As of the dates indicated, accrued liabilities and other short-term obligations are comprised of the following (in thousands):

	January 31, 2026	November 1, 2025
Compensation, payroll related tax and benefits (1)	$152,223	$281,542
Warranty	58,084	55,533
Vacation	33,176	33,708
Interest payable	9,833	6,101
Income taxes payable	8,529	10,729
Foreign currency forward contracts	5,059	6,314
Finance lease liabilities	4,968	4,741
Other	124,009	132,413
	$395,881	$531,081
(1) Reduction is primarily due to the timing of payments related to incentive compensation.

The following table summarizes the activity in Ciena’s accrued warranty for the periods indicated (in thousands):

	Beginning Balance	Current Period Provisions	Settlements	Ending Balance
Three Months Ended February 1, 2025	$55,267	5,697	(5,495)	$55,469
Three Months Ended January 31, 2026	$55,533	8,185	(5,634)	$58,084

(11) DERIVATIVE INSTRUMENTS

Foreign Currency Derivatives

Ciena conducts business globally and is exposed to foreign currency exchange rate changes. To limit this exposure, Ciena enters into foreign currency contracts. Ciena does not enter into such contracts for speculative purposes.

As of January 31, 2026 and November 1, 2025, Ciena had forward contracts to hedge its foreign exchange exposure in order to reduce variability in certain currencies for expenses principally related to research and development activities. The notional amount of these contracts was approximately $455.2 million and $431.4 million as of January 31, 2026 and November 1, 2025, respectively. These foreign exchange contracts have maturities of 24 months or less and have been designated as cash flow hedges.

As of January 31, 2026 and November 1, 2025, Ciena had forward contracts designated as net investment hedges to minimize the effect of foreign exchange rate movements on its net investments in foreign operations. The notional amount of these contracts was approximately $60.0 million and $62.0 million as of January 31, 2026 and November 1, 2025, respectively. These foreign exchange contracts have maturities of 36 months or less and have been designated as net investment hedges.

As of January 31, 2026 and November 1, 2025, Ciena had forward contracts in place to hedge its foreign exchange exposure in order to reduce the variability in various currencies of certain balance sheet items. The notional amount of these contracts was approximately $48.0 million and $175.7 million as of January 31, 2026 and November 1, 2025, respectively. These foreign exchange contracts have maturities of 12 months or less and have not been designated as hedges for accounting purposes.

Interest Rate Derivatives

Ciena is exposed to floating rates of interest on its term loan borrowings (see Note 12 below) and has hedged such risk by entering into floating-to-fixed interest rate swap arrangements (“interest rate swaps”).

In January 2023, Ciena entered into interest rate swaps to fix the Secured Overnight Financing Rate (“SOFR”) for $350.0 million of its floating rate debt at 3.47% through January 2028. The total notional amount of such swaps in effect was $350.0 million as of January 31, 2026 and November 1, 2025.

In December 2023, Ciena entered into forward starting interest rate swaps to fix SOFR for an additional $350.0 million of its floating rate debt at 3.287% from September 2025 through December 2028. The total notional amount of such swaps in effect was $350.0 million as of January 31, 2026 and November 1, 2025.

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

(12) SHORT-TERM AND LONG-TERM DEBT

Outstanding Term Loan Payable

Refinanced 2030 Term Loan

On January 17, 2025, Ciena entered into a Refinancing Amendment to its Credit Agreement under which Ciena incurred a new single tranche of senior secured term loans in an aggregate principal amount of approximately $1.16 billion (the “Refinanced 2030 Term Loan”). The Refinanced 2030 Term Loan requires Ciena to make installment payments of $2.9 million quarterly, or $11.6 million annually, with the remaining balance payable at maturity.

The net carrying value of Ciena’s term loan was comprised of the following as of the date indicated (in thousands):

	January 31, 2026				November 1, 2025
	Principal Balance	Unamortized Discount	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
Refinanced 2030 Term Loan	$1,146,720	$(3,375)	$(4,313)	$1,139,032	$1,138,619

Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the term loans. The amortization of deferred debt issuance costs for the term loans is included in interest expense and was minimal during both the first three months of fiscal 2026 and fiscal 2025.

As of January 31, 2026, the estimated fair value of the Refinanced 2030 Term Loan was $1.15 billion. Ciena’s term loan is categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its term loan using a market approach based on observable inputs, such as current market transactions involving comparable securities.

Outstanding Senior Notes Payable

2030 Notes

On January 18, 2022, Ciena entered into an Indenture among Ciena, as issuer, certain domestic subsidiaries of Ciena, as guarantors, and U.S. Bank National Association, as trustee, pursuant to which Ciena issued $400.0 million in aggregate principal amount of 4.00% fixed-rate senior notes due 2030 (the “2030 Notes”).

The net carrying value of the 2030 Notes was comprised of the following as of the dates indicated (in thousands):

	January 31, 2026			November 1, 2025
	Principal Balance	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
2030 Notes	$400,000	$(2,708)	$397,292	$397,119

Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the 2030 Notes. The amortization of deferred debt issuance costs for the 2030 Notes is included in interest expense and was minimal during both the first three months of fiscal 2026 and fiscal 2025.

As of January 31, 2026, the estimated fair value of the 2030 Notes was $384.0 million. The 2030 Notes are categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its 2030 Notes using a market approach based on observable inputs, such as current market transactions involving comparable securities.

(13) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (“AOCI”), net of tax, for the three months ended January 31, 2026 (in thousands):

	Unrealized Gain (Loss) on
	Available-for-sale Securities	Foreign Currency Forward Contracts	Interest Rate Swaps	Cumulative Translation Adjustment	Total
Balance at November 1, 2025	$422	$(3,803)	$(1,054)	$(50,600)	$(55,035)
Other comprehensive gain (loss) before reclassifications	(37)	5,733	1,511	10,165	17,372
Amounts reclassified from AOCI	—	(105)	(955)	—	(1,060)
Balance at January 31, 2026	$385	$1,825	$(498)	$(40,435)	$(38,723)

The following table summarizes the changes in AOCI, net of tax, for the three months ended February 1, 2025 (in thousands):

	Unrealized Gain (Loss) on
	Available-for-sale Securities	Foreign Currency Forward Contracts	Interest Rate Swaps	Cumulative Translation Adjustment	Total
Balance at November 2, 2024	$798	$(4,880)	$8,668	$(51,297)	$(46,711)
Other comprehensive gain (loss) before reclassifications	(345)	(6,841)	4,377	(17,702)	(20,511)
Amounts reclassified from AOCI	—	2,357	(2,424)	—	(67)
Balance at February 1, 2025	$453	$(9,364)	$10,621	$(68,999)	$(67,289)

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
The following table presents the calculation of Basic and Diluted EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended
	January 31,	February 1,
	2026	2025
Net income	$150,283	$44,572
Basic weighted average shares outstanding	141,676	142,880
Effect of dilutive potential common shares	4,123	3,064
Diluted weighted average shares outstanding	145,799	145,944
Basic EPS	$1.06	$0.31
Diluted EPS	$1.03	$0.31
Anti-dilutive stock unit awards, excluded	22	989

(15) STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On October 2, 2024, Ciena announced that its Board of Directors authorized a three-year program to repurchase up to $1.0 billion of its common stock, commencing in fiscal 2025 and continuing through the end of fiscal 2027.

During the first three months of fiscal 2026, Ciena repurchased approximately 0.4 million shares of its common stock for an aggregate purchase price of approximately $80.5 million, which equates to an average price of $216.43 per share. As of January 31, 2026, Ciena has (i) repurchased 4.3 million shares for an aggregate purchase price of $410.2 million at an average price of $94.83 per share and (ii) has an aggregate of $589.8 million authorized and remaining under its stock repurchase program. Ciena is required to allocate the purchase price for the shares of Ciena’s stock repurchased as a reduction of common stock and additional paid-in capital.

Stock Repurchases Related to Stock Unit Tax Withholdings
Ciena repurchases shares of its common stock to satisfy employee tax withholding obligations due upon vesting of stock unit awards. The related purchase price of $90.1 million for the shares of Ciena’s stock repurchased during the first three months of fiscal 2026 is reflected as a reduction to stockholders’ equity. Ciena is required to allocate the purchase price of the repurchased shares as a reduction of common stock and additional paid-in capital.

(16) SHARE-BASED COMPENSATION EXPENSE

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended
	January 31,	February 1,
	2026	2025
Products	$1,822	$1,750
Services	4,025	3,405
Share-based compensation expense included in cost of goods sold	5,847	5,155
Research and development	16,594	14,237
Selling and marketing	14,754	11,597
General and administrative	12,632	9,827
Share-based compensation expense included in operating expense	43,980	35,661
Share-based compensation expense capitalized in inventory, net (1)	—	(10)
Total share-based compensation expense	$49,827	$40,806

(1) Effective the beginning of fiscal 2026, Ciena will no longer be calculating share-based compensation capitalized in inventory due to immateriality.

As of January 31, 2026, total unrecognized share-based compensation expense was $443.7 million, which relates to unvested stock unit awards and is expected to be recognized over a weighted-average period of 1.6 years.

(17) SEGMENTS AND ENTITY-WIDE DISCLOSURES
Operating segments are defined as components of an enterprise that engage in business activities that earn revenue and incur expense for which discrete financial information is available, and for which such information is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and assessing performance. Ciena has the following operating segments for reporting purposes: (i) Networking Platforms; (ii) Platform Software and Services; (iii) Blue Planet Automation Software and Services; and (iv) Global Services. Ciena’s CODM is its Chief Executive Officer, Gary Smith, who evaluates Ciena’s performance and allocates resources based on segment profit (loss) as compared to annual targets for these four operating segments.

Segment Profit (Loss)
The table below sets forth Ciena’s segment profit (loss) and the reconciliations to consolidated net income for the respective periods indicated (in thousands). The CODM excludes the following items in his assessment of performance of the operating segments: selling and marketing costs; general and administrative costs, significant asset impairments and restructuring costs; share-based compensations expense, amortization of intangible assets; acquisition and integration costs; interest and other income, net; interest expense; loss on extinguishment and modification of debt; and provision for income taxes.

	Quarter Ended
	January 31,	February 1,
	2026	2025
Revenue:
Networking Platforms	$1,149,168	$821,142
Platform Software and Services	93,384	95,067
Blue Planet Automation Software and Services	20,420	26,032
Global Services	164,070	130,019
Total revenue	$1,427,042	$1,072,260
Segment gross profit:
Networking Platforms	$491,681	$334,982
Platform Software and Services	80,979	81,753
Blue Planet Automation Software and Services	5,577	14,789
Global Services	59,916	47,682
Total segment gross profit	$638,153	$479,206
Research and development expense:
Networking Platforms	$175,050	$152,820
Platform Software and Services	19,261	16,330
Blue Planet Automation Software and Services	9,391	8,289
Global Services	1,162	985
Total segment research and development expense	$204,864	$178,424
Segment profit (loss):
Networking Platforms	$316,631	$182,162
Platform Software and Services	61,718	65,423
Blue Planet Automation Software and Services	(3,814)	6,500
Global Services	58,754	46,697
Total segment profit	$433,289	$300,782

Less: Unallocated cost of goods sold	$12,633	$7,385
Less: Unallocated operating and non-operating expenses	270,373	248,825
Consolidated net income	$150,283	$44,572

Entity-Wide Reporting
Ciena's long-lived assets, including equipment, building, furniture and fixtures, operating right-of-use (“ROU”) assets, finite-lived intangible assets, goodwill, and maintenance spares, are not reviewed by Ciena's CODM for purposes of evaluating performance and allocating resources. As of January 31, 2026, equipment, building, furniture and fixtures, net, totaled $437.8 million, and operating ROU assets totaled $40.5 million, both of which support asset groups within Ciena’s four operating segments and unallocated selling and general and administrative activities. The following table shows Ciena’s finite-lived intangible assets, goodwill, and maintenance spares allocated by segment and reconciled to total assets (in thousands):

	January 31, 2026
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Other intangible assets, net	$212,689	—	—	—	$212,689
Goodwill	$276,472	156,191	89,049	—	$521,712
Maintenance spares, net	$—	—	—	96,973	$96,973
Total assets assigned to segments					$831,374
Other unallocated assets					5,060,985
Total assets					$5,892,359

	November 1, 2025
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Other intangible assets, net	$224,210	—	—	—	$224,210
Goodwill	$275,964	156,191	89,049	—	$521,204
Maintenance spares, net	$—	—	—	92,392	$92,392
Total assets assigned to segments					$837,806
Other unallocated assets					5,026,861
Total assets					$5,864,667
The following table shows Ciena’s geographic distribution of equipment, building, furniture and fixtures, net and operating ROU assets (in thousands):

	January 31, 2026	November 1, 2025
Canada	$379,882	$325,584
United States	41,042	44,634
Other International (1)	57,398	55,174
Total	$478,322	$425,392
(1) Any country representing less than 10% of total is reflected in aggregate as “Other International.”

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
Purchase Order Obligations
Ciena has certain advanced orders for supply of certain long lead time components. As of January 31, 2026, Ciena had $1.9 billion in outstanding purchase order commitments to contract manufacturers and component suppliers for inventory. In certain instances, Ciena is permitted to cancel, reschedule or adjust a portion of these orders.
(19) SUBSEQUENT EVENTS

Stock Repurchase Program

From the end of the first quarter of fiscal 2026 through February 27, 2026, Ciena repurchased 83,510 shares of its common stock for an aggregate purchase price of $25.1 million at an average price of $300.29 per share, inclusive of repurchases pending settlement under its current stock repurchase program. As of February 27, 2026, Ciena has an aggregate of $564.7 million of authorized funds remaining under this repurchase program.

U.S. Supreme Court Ruling on Tariffs

On February 20, 2026, the U.S. Supreme Court ruled that a portion of the tariffs that Ciena has been subject to were invalid. Following this ruling, the U.S. Administration issued an executive order imposing a new global tariff. The ruling and the subsequent response by the U.S. Administration leave open a number of complex questions regarding the timing, mechanics and administration of tariff refunds by the U.S. government, if any. Ciena is evaluating the impact these events may have, if any, on its consolidated financial statements and related disclosures.

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

For a discussion identifying some of the important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this report. For a more complete understanding of the risks associated with an investment in our securities, you should review these factors and the rest of this report in combination with the more detailed description of our business and management’s discussion and analysis of financial condition and risk factors described in our Annual Report on Form 10-K for the fiscal year ended November 1, 2025, which we filed with the Securities and Exchange Commission (the “SEC”) on December 12, 2025 (our “2025 Annual Report”). However, we operate in a very competitive and dynamic environment and new risks and uncertainties emerge, are identified, or become apparent from time to time, and therefore may not be identified in this report. We cannot predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. You should be aware that the forward-looking statements contained in this report are based on our current views and assumptions. We undertake no obligation to revise or to update any forward-looking statements made in this report to reflect events or circumstances after the date hereof or to reflect new information or the occurrence of unanticipated events, except as required by law. The forward-looking statements in this report are intended to be subject to protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation

Reform Act of 1995. Unless the context requires otherwise, references in this report to “Ciena,” the “Company,” “we,” “us,” and “our” refer to Ciena Corporation and its consolidated subsidiaries.

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

Business Momentum

Our industry has been experiencing unprecedented increases in demand, in particular due to capital expenditures related to AI and other cloud-based applications. As a result, we experienced strong momentum and growth in fiscal 2025 that continued in the first quarter of fiscal 2026. As we grow disproportionately with cloud providers, we are seeing a small number of those customers become a larger portion of our business across multiple revenue segments. Our revenue increased by 33.1% to $1.4 billion in the first quarter of fiscal 2026 as compared to $1.1 billion in the first quarter of fiscal 2025, with orders for our products and services significantly exceeding our revenue. This dynamic, together with an industry-wide constrained supply environment, has resulted in historically high backlog.

Gross Margin Dynamics

Our gross margin decreased to 43.8% in the first quarter of fiscal 2026, compared to 44.0% in the first quarter of fiscal 2025, primarily due to lower services gross margin.

Operating Expense and Investment in Technology Innovation

Our operating expense grew from $391.2 million in the first quarter of fiscal 2025 to $436.1 million in the first quarter of fiscal 2026. During the first quarter of fiscal 2026, we invested $221.5 million in research and development activities, an increase of 15% compared to the first quarter of fiscal 2025. We believe that our investment capacity and our efforts to push the pace of innovation are important competitive differentiators in our markets, which requires considerable investment capacity and expenditures. In particular, in an effort to capture certain market opportunities created by the impact of AI on networks, we continued to increase the performance of, and enhance the capabilities for our leading WaveLogicTM coherent modem technology, through which we seek to extend our leadership in optical networking, and leverage it to expand our addressable market, including inside and around the data center.

Capital Allocation Strategy

Our capital allocation strategy is focused on maintaining our significant innovation investment, investing in select transactions, and returning value to stockholders, while preserving our strategic and operational flexibility. We continuously work to improve our cash cycle and evaluate alternatives to manage our capital structure in order to enhance our liquidity. We ended the first quarter of fiscal 2026 with $1.4 billion of cash, cash equivalents, and investments. As of the end of the first quarter of fiscal 2026, cash generated from operations increased to $227.6 million as compared to $103.7 million as of the end of the first quarter of fiscal 2025. Consistent with our capital allocation priorities, during the first quarter of fiscal 2026, we invested $73.9 million in capital purchases, primarily for supply chain equipment and research and development , and $170.6 million to repurchase shares through our share buyback program and for tax withholding purposes associated with employee stock awards.
For additional information regarding our business, industry, market opportunity, competitive landscape, and strategy, see our 2025 Annual Report.

Consolidated Results of Operations

Operating Segments

Our results of operations are presented based on our operating segments: (i) Networking Platforms; (ii) Platform Software and Services; (iii) Blue Planet Automation Software and Services; and (iv) Global Services. See Note 3 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Revenue

As a result of the increased demand described above, our revenue increased by 33.1%, or $354.8 million, in the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025.

Operating Segment Revenue

The table below sets forth the changes in our operating segment revenue for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	January 31, 2026	February 1, 2025	%*
Revenue:
Networking Platforms
Optical Networking	$1,023,162	$727,973	40.5%
%**	71.7%	67.9%
Routing and Switching	126,006	93,169	35.2%
%**	8.8%	8.7%
Total Networking Platforms	1,149,168	821,142	39.9%
%**	80.5%	76.6%

Platform Software and Services	93,384	95,067	(1.8)%
%**	6.5%	8.9%

Blue Planet Automation Software and Services	20,420	26,032	(21.6)%
%**	1.5%	2.4%

Global Services
Maintenance, Support, and Learning	87,551	74,573	17.4%
%**	6.1%	7.0%
Implementation	67,949	47,682	42.5%
%**	4.8%	4.4%
Advisory and Enablement	8,570	7,764	10.4%
%**	0.6%	0.7%
Total Global Services	164,070	130,019	26.2%
%**	11.5%	12.1%

Total revenue	$1,427,042	$1,072,260	33.1%
_____________________________
*    Denotes % change from fiscal 2025 to fiscal 2026
**     Denotes % of total revenue

Quarter ended January 31, 2026 as compared to the quarter ended February 1, 2025
•Networking Platforms segment revenue increased by $328.0 million.
•Optical Networking products revenue increased by $295.2 million, primarily driven by increases in sales of our Waveserver® system to service provider and cloud provider customers, and our 6500 Reconfigurable Line Systems (RLS) to cloud provider customers.

•Routing and Switching products revenue increased by $32.8 million, primarily driven by an increase in sales of our 3000 and 5000 series of service delivery and aggregation platforms, including our out-of-band data center management (DCOM) solution, to cloud provider and service provider customers.
•Platform Software and Services segment revenue decreased by $1.7 million, primarily reflecting a sales decrease of our software consulting services, partially offset by an increase in sales of our Navigator NCS software solution.
•Blue Planet Automation Software and Services segment revenue decreased by $5.6 million, primarily reflecting a sales decrease in our unified assurance and analytics software, partially offset by a sales increase in our inventory management software services.
•Global Services segment revenue increased by $34.1 million, primarily reflecting sales increases in our implementation services and maintenance, support, and learning services.

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

The following table reflects our geographic distribution of revenue, principally based on the relevant location for our delivery of products and performance of services. The table sets forth the changes in geographic distribution of revenue for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	January 31, 2026	February 1, 2025	%*
Americas	$1,118,223	$795,632	40.5%
%**	78.4%	74.2%
EMEA	200,587	157,916	27.0%
%**	14.0%	14.7%
APAC	108,232	118,712	(8.8)%
%**	7.6%	11.1%
Total	$1,427,042	$1,072,260	33.1%
_____________________________________
*    Denotes % change from fiscal 2025 to fiscal 2026
**     Denotes % of total revenue

Quarter ended January 31, 2026 as compared to the quarter ended February 1, 2025
•Americas revenue increased by $322.6 million, primarily driven by increased sales to cloud providers and service providers in the United States.
•EMEA revenue increased by $42.7 million, primarily driven by increased sales to cloud providers in the Netherlands.
•APAC revenue decreased by $10.5 million, primarily driven by decreased sales in India, primarily to service providers, partially offset by increased sales in Singapore, primarily to cloud providers.

Currency Fluctuations
During the first quarter of fiscal 2026, approximately 8.3% of our revenue was non-U.S. Dollar-denominated. During the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025, the U.S. Dollar generally weakened against other currencies. These currency fluctuations had a positive effect on our revenue reported in U.S. Dollars of approximately $5.0 million, or 0.4%, as compared to the first quarter of fiscal 2025.

Gross Margin

Gross margin is calculated as revenue less cost of goods sold, divided by revenue.

•Product cost of goods sold consists primarily of amounts paid to third-party contract manufacturers, component costs, employee-related costs, shipping, logistics, and tariff costs associated with manufacturing-related operations, warranty and other contractual obligations, royalties, license fees, amortization of intangible assets, cost of excess and obsolete inventory and, any estimated losses on committed customer contracts.

•Service cost of goods sold consists primarily of direct and third-party costs associated with our provision of services, including implementation, maintenance, support, learning, advisory and enablement activities, and any estimated losses on committed customer contracts. The majority of these costs relate to personnel, including employee and third-party contractor-related costs.

Gross margin can fluctuate due to a number of factors, including technology-based price compression, product and service mix, the lifecycle stage of our products and cost reductions.

The tables below set forth the changes in revenue and gross margin for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	January 31, 2026		February 1, 2025
	Revenue	Gross Margin (%)	Revenue	Gross Margin (%)	Revenue Change (%)	Gross Margin Change
Total	$1,427,042	43.8%	$1,072,260	44.0%	33.1%	(0.2)%
Products	$1,179,870	43.5%	$854,785	42.6%	38.0%	0.9%
Services	$247,172	45.4%	$217,475	49.6%	13.7%	(4.2)%
_____________________________________

Quarter ended January 31, 2026 as compared to the quarter ended February 1, 2025
•Gross margin decreased by 20 basis points from the first quarter of fiscal 2025 to the first quarter of fiscal 2026, primarily reflecting decreased services margin.
•Product gross margin increased by 90 basis points from the first quarter of fiscal 2025 to the first quarter of fiscal 2026. The increase was primarily due to product cost reductions and a more favorable product mix, partially offset by a one-time manufacturing efficiency benefit recognized in the first quarter of fiscal 2025, and increased inventory writedowns.
•Services gross margin decreased by 420 basis points from the first quarter of fiscal 2025 to the first quarter of fiscal 2026, primarily due to a less favorable services mix, partially offset by improved margins on deployment services.

Operating Expense
The component elements that comprise each of our operating expense categories in the table below are set forth in the “Consolidated Results of Operations - Operating Expense” in Item 7 of Part II of our 2025 Annual Report. The table below sets forth the changes in operating expense for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	January 31, 2026	February 1, 2025	%*
Research and development	$221,458	$192,663	14.9%
%**	15.5%	18.0%
Selling and marketing	148,867	136,504	9.1%
%**	10.4%	12.7%
General and administrative	59,243	53,902	9.9%
%**	4.2%	5.0%
Significant asset impairments and restructuring costs	1,498	1,544	(3.0)%
%**	0.1%	0.1%
Amortization of intangible assets	4,736	6,545	(27.6)%
%**	0.3%	0.6%
Acquisition and integration costs	306	—	100.0%
%**	—%	—%
Total operating expenses	$436,108	$391,158	11.5%
%**	30.6%	36.5%
_____________________________________
*    Denotes % change from fiscal 2025 to fiscal 2026
**     Denotes % of total revenue

Quarter ended January 31, 2026 as compared to the quarter ended February 1, 2025
•Research and development expense increased by $28.8 million. Net of hedging, this primarily reflects higher employee headcount and related compensation costs, including our acquisition of Nubis Communications, and professional services expense.
•Selling and marketing expense increased by $12.4 million, which primarily reflects increases in employee-related compensation costs.
•General and administrative expense increased by $5.3 million, which primarily reflects increases in employee-related compensation costs.
•Significant asset impairments and restructuring costs remained relatively unchanged.
•Amortization of intangible assets decreased by $1.8 million, primarily reflecting certain intangible assets having reached the end of their economic lives.
•Acquisition and integration costs reflect financial, legal, and accounting advisory costs and certain employee-related costs related to our acquisition of Nubis Communications.

Currency Fluctuations
During the first quarter of fiscal 2026, approximately 50.6% of our operating expense was non-U.S. Dollar-denominated. During the first quarter of fiscal 2026, as compared to the first quarter of fiscal 2025, the U.S. Dollar generally weakened against other currencies. These currency fluctuations, net of hedging, had the effect of increasing our operating expense by approximately $4.8 million, or 1.1%, as compared to the first quarter of fiscal 2025.

Segment Profit (Loss)
The table below sets forth the changes in our segment profit (loss) for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	January 31, 2026	February 1, 2025	%*
Segment profit (loss):
Networking Platforms	$316,631	$182,162	73.8%
Platform Software and Services	$61,718	$65,423	(5.7)%
Blue Planet Automation Software and Services	$(3,814)	$6,500	(158.7)%
Global Services	$58,754	$46,697	25.8%
_____________________________________
*    Denotes % change from fiscal 2025 to fiscal 2026

Quarter ended January 31, 2026 as compared to the quarter ended February 1, 2025
•Networking Platforms segment profit increased by $134.5 million, primarily due to higher sales volume and improved gross margin as described above, partially offset by higher research and development costs.
•Platform Software and Services segment profit decreased by $3.7 million, primarily due to lower services sales volume as described above, and increased research and development costs.
•Blue Planet Automation Software and Services segment primarily reflects lower software sales volume as described above, reduced gross margins and increased research and development costs.
•Global Services segment profit increased by $12.1 million, primarily due to increased sales volume as described above.

Other Items
The table below sets forth the changes in other items for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	January 31, 2026	February 1, 2025	%*
Interest and other income, net	$12,957	$11,578	11.9%
%**	0.9%	1.1%
Interest expense	$21,254	$22,918	(7.3)%
%**	1.5%	2.1%
Loss on extinguishment and modification of debt	$—	$729	(100.0)%
%**	—%	0.1%
Provision for income taxes	$30,832	$24,022	28.3%
%**	2.2%	2.2%
_____________________________________
*    Denotes % change from fiscal 2025 to fiscal 2026
**     Denotes % of total revenue

Quarter ended January 31, 2026 as compared to the quarter ended February 1, 2025
•Interest and other income, net increased by $1.4 million, primarily reflecting the impact of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity.
•Interest expense decreased by $1.7 million, primarily due to lower interest rates on our floating rate debt, net of hedging activity.
•Loss on extinguishment and modification of debt reflects the refinancing of our 2030 Term Loan in the first quarter of fiscal 2025.
•Provision for income taxes increased by $6.8 million, primarily due to the increase in pre-tax book income.

Liquidity and Capital Resources

We regularly evaluate our capital structure, liquidity position, debt obligations, and anticipated cash needs to fund our operating or investment plans, and we will continue to consider capital raising and other market opportunities that may be available to us.
Principal Sources of Liquidity. Our principal sources of liquidity on hand include our cash, cash equivalents, and investments, which, as of January 31, 2026, totaled $1.4 billion, as well as our credit facility (the “Revolving Credit Facility”), to which we and certain of our subsidiaries are parties. The Revolving Credit Facility provides for a total commitment of $300.0 million with a maturity date of October 24, 2028. We principally use the Revolving Credit Facility to support the issuance of letters of credit that arise in the ordinary course of our business and for general corporate purposes. As of January 31, 2026, letters of credit totaling $41.1 million were issued under the Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility as of January 31, 2026.
Foreign Liquidity. The amount of cash, cash equivalents and short-term investments held by our foreign subsidiaries was $351.7 million as of January 31, 2026. Approximately $92.3 million of undistributed earnings from these foreign subsidiaries is expected to be repatriated, with any remaining amount continuing to be indefinitely reinvested. A deferred tax liability related to the expected repatriation amount was accrued in fiscal 2023. There are no other significant temporary differences related to our investment in the foreign subsidiaries for which a deferred tax liability has not been recognized.
Stock Repurchases. On October 2, 2024, we announced that our Board of Directors authorized a program to repurchase up to $1.0 billion of our common stock, which replaced in its entirety the previous stock repurchase program authorized in fiscal 2022. During the first three months of fiscal 2026, we repurchased $80.5 million of our common stock under the stock repurchase program, and $589.8 million remained under the current repurchase authorization as of January 31, 2026. The amount and timing of any further repurchases under our stock repurchase program are subject to a variety of factors including liquidity, cash flow, stock price, and general business and market conditions. The program may be modified, suspended, or discontinued at any time. During the first quarter of fiscal 2026, we also repurchased $90.1 million of our common stock in settlement of employee tax withholding obligations due upon the vesting of stock unit awards. See Note 15 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report as well as “Issuer Purchases of Equity Securities” in Item 2 of Part II of this report.

Cash Flows

The following table sets forth changes in our cash, cash equivalents, and investments in marketable debt securities for the periods indicated (in thousands):

	January 31, 2026	November 1, 2025	Increase (Decrease)
Cash and cash equivalents	$1,123,413	$1,091,952	$31,461
Short-term investments in marketable debt securities	176,315	216,148	(39,833)
Long-term investments in marketable debt securities	69,876	57,142	12,734
Total cash, cash equivalents, and investments in marketable debt securities	$1,369,604	$1,365,242	$4,362

Cash, cash equivalents and investments increased by $4.4 million during the first three months of fiscal 2026. Cash from operating activities generated $227.6 million, which was partially offset by the following: (i) stock repurchases on vesting of our stock unit awards to employees relating to tax withholding of $90.1 million; (ii) cash used for stock repurchases under our stock repurchase program of $80.5 million; and (iii) cash used to fund our investing activities for capital expenditures totaling $73.9 million. In addition to cash provided by operating activities, proceeds from the issuance of equity under our employee stock purchase plan provided $17.2 million in cash during the three months ended January 31, 2026.

Cash Provided By Operating Activities
The following sections set forth the components of our $227.6 million of cash provided by operating activities during the first three months of fiscal 2026. Net income (adjusted for non-cash charges) provided cash of $265.3 million, offset by cash used in operating assets and liabilities of $37.7 million.

Net income (adjusted for non-cash charges)
The following table sets forth our net income (adjusted for non-cash charges) during the period (in thousands):

Three Months Ended
January 31, 2026
Net income	$150,283
Adjustments for non-cash charges:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	32,309
Share-based compensation expense	49,827
Amortization of intangible assets	11,521
Deferred taxes	(7,043)
Provision for inventory excess and obsolescence	21,832
Provision for warranty	8,185
Other	(1,545)
Net income (adjusted for non-cash charges)	$265,369

Operating Assets and Liabilities
Operating asset and liability requirements increased by $37.7 million during the period. The following table sets forth the major components of the cash changes in operating assets and liabilities (in thousands):

Three Months Ended
January 31, 2026
Accounts receivable	$9,406
Inventories	(41,228)
Prepaid expenses and other	40,024
Accounts payable, accruals, and other obligations	(130,907)
Deferred revenue	86,013
Operating lease assets and liabilities, net	(1,032)
Total cash consumed by operating assets and liabilities	$(37,724)

As compared to the end of fiscal 2025, for the first three months of fiscal 2026:

•The change in accounts receivable primarily reflects improved cash collections partially offset by increased sales volume;
•The change in inventories primarily reflects our strategy to mitigate supply chain volatility and ensure uninterrupted fulfillment of orders;
•The change in prepaid expenses and other primarily reflects lower prepaid value-added tax (VAT), lower contract assets for unbilled accounts receivable, and reduced refundable cash advances to a third-party contract manufacturer;
•The change in accounts payable, accruals, and other obligations primarily reflects the timing of payments associated with our annual incentive compensation plan partially offset by the timing of payments for payroll and higher payroll related costs;
•The change in deferred revenue primarily represents an increase in advanced payments received on multi-year maintenance contracts from customers prior to revenue recognition; and
•The change in operating lease assets and liabilities, net, represents cash paid for operating lease payments in excess of operating lease costs.

Cash Paid for Interest, Net

The following table sets forth the cash paid for interest, net, during the period (in thousands):

Three Months Ended
January 31, 2026
Refinanced 2030 Term Loan due October 28, 2030(1)	16,600
2030 Senior Notes due January 31, 2030(2)	—
Interest rate swaps(3)	(955)
Revolving Credit Facility(4)	428
Finance leases	806
Cash paid during period	$16,879

(1) Interest on the Refinanced 2030 Term Loan is payable periodically based on the interest period selected for borrowing. The Refinanced 2030 Term Loan bears interest at SOFR for the chosen borrowing period plus a spread of 1.75% subject to a minimum SOFR rate of 0.00%. At the end of the first quarter of fiscal 2026, the interest rate on the Refinanced 2030 Term Loan was 5.43%.
(2) The 2030 Notes bear interest at a rate of 4.00% per annum. Interest is payable on the 2030 Notes in arrears on January 31 and July 31 of each year.
(3) Our interest rate swaps fix the SOFR rate for $350.0 million of our Term Loan at 3.47% through January 2028 and another $350.0 million of our Term Loan at 3.287% through December 2028.
(4) During the first three months of fiscal 2026, we utilized the Revolving Credit Facility to issue certain standby letters of credit and paid nominal commitment fees, interest expense and other administrative charges primarily relating to the Revolving Credit Facility.
For additional information about our debt and interest rate swaps, see Notes 11 and 12 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Contractual Obligations
Our contractual obligations have not changed materially since November 1, 2025. For a summary of our contractual obligations, see “Liquidity and Capital Resources – Contractual Obligations” in Item 7 of Part II of our 2025 Annual Report.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed materially since November 1, 2025. For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Item 7 of Part II of our 2025 Annual Report.

Effects of Recent Accounting Pronouncements

See Note 2 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for information relating to our discussion of the effects of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. For a discussion of quantitative and qualitative disclosures about market risk, see Item 7A of Part II of our 2025 Annual Report.

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

Item 1A. Risk Factors

There has been no material change to our Risk Factors from those presented in our 2025 Annual Report. Investing in our securities involves a high degree of risk. Before investing in our securities, you should consider carefully the information contained in this report and in our 2025 Annual Report, including the information under Item 1A of Part I thereof. This report contains forward-looking statements that involve risks and uncertainties. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Cautionary Note Regarding Forward-Looking Statements” in this report. Our actual results could differ materially from those contained in the forward-looking statements. Any of the risks discussed in our 2025 Annual Report, in this report, in other reports we file with the SEC, and other risks we have not anticipated or discussed, could have a material adverse impact on our business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

The following table provides a summary of repurchases of our common stock during the first quarter of fiscal 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
November 2, 2025 to November 29, 2025	128,961	$194.46	128,961	$645,266
November 30, 2025 to December 27, 2025	116,215	$215.78	116,215	$620,188
December 28, 2025 to January 31, 2026	126,821	$239.37	126,821	$589,831
	371,997	$216.43	371,997

(1) On October 2, 2024, we announced that our Board of Directors authorized a program to repurchase up to $1.0 billion of our common stock, which replaced in its entirety the previous stock repurchase program. The program may be modified, suspended, or discontinued at any time. During the first quarter of fiscal 2026, we repurchased $80.5 million of our common stock under the stock repurchase program, and we had $589.8 million remaining under the current repurchase authorization as of January 31, 2026. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Stock Repurchase Authorization” in Item 2 of Part I of this report and Note 15 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for information regarding the stock repurchase program authorized by our Board of Directors.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Arrangements

The following table describes, for the first quarter of fiscal 2026, each trading arrangement for the sale or purchase of our securities adopted, terminated or for which the amount, pricing or timing provisions were modified by our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased or Sold
Brodie Gage (Senior Vice President, Global Products & Supply Chain)	Modification (December 23, 2025) (1)	Rule 10b5-1 trading arrangement	Sales	Until December 31, 2026, or such earlier date upon which all transactions are completed or expire without execution (2)	Up to 15,800 shares of common stock (3)
(1)     On December 23, 2025, Mr. Gage modified the Rule 10b5-1 trading arrangement (as modified, the “Gage Modified Arrangement”) that he adopted on July 1, 2025 (the “Gage Original Arrangement”).
(2)    The Gage Modified Arrangement changed the trading schedule and awards sold but not the duration of the arrangement. Sales under the Gage Modified Arrangement will not begin until March 24, 2026.
(3)    The aggregate number of shares of common stock to be sold pursuant to the Gage Original Arrangement was up to 7,150 shares of common stock.

Item 6. Exhibits

10.1
Form of Employee Restricted Stock Unit Agreement for Ciena Corporation 2017 Omnibus Incentive Plan (revised 2025) (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (Commission File No. 001-36250) filed with the Securities and Exchange Commission on December 12, 2025).*

10.2
Change in Control Severance Agreement dated November 30, 2025, between Ciena Corporation and Gary B. Smith (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K (Commission File No. 001-36250) filed with the Securities and Exchange Commission on December 12, 2025).*

10.3
Form of Change in Control Severance Agreement dated November 30, 2025, between Ciena Corporation and Executive Officers (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K (Commission File No. 001-36250) filed with the Securities and Exchange Commission on December 12, 2025).*

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

Ciena Corporation
Date:	March 5, 2026	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	March 5, 2026	By:	/s/ Marc D. Graff
Marc D. Graff
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)