Form 10-Q
period 2026-05-02
CIENA CORP
filed 2026-06-04
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 29, 2026
Common Stock, par value $0.01 per share	141,552,922

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended		Six Months Ended
	May 2,	May 3,	May 2,	May 3,
	2026	2025	2026	2025
Revenue:
Products	$1,311,488	$898,581	$2,491,358	$1,753,366
Services	259,251	227,297	506,423	444,772
Total revenue	1,570,739	1,125,878	2,997,781	2,198,138
Cost of goods sold:
Products	736,107	549,984	1,402,681	1,040,788
Services	143,078	123,056	278,026	232,691
Total cost of goods sold	879,185	673,040	1,680,707	1,273,479
Gross profit	691,554	452,838	1,317,074	924,659
Operating expenses:
Research and development	237,905	214,868	459,363	407,531
Selling and marketing	150,039	139,683	298,906	276,187
General and administrative	61,221	56,952	120,464	110,854
Significant asset impairments and restructuring costs	805	1,948	2,303	3,492
Amortization of intangible assets	3,713	6,545	8,449	13,090
Acquisition and integration costs	—	—	306	—
Total operating expenses	453,683	419,996	889,791	811,154
Income from operations	237,871	32,842	427,283	113,505
Interest and other income, net	14,111	7,871	27,068	19,449
Interest expense	(20,922)	(21,697)	(42,176)	(44,615)
Loss on extinguishment and modification of debt	—	—	—	(729)
Income before income taxes	231,060	19,016	412,175	87,610
Provision for income taxes	12,840	10,047	43,672	34,069
Net income	$218,220	$8,969	$368,503	$53,541
Basic net income per common share	$1.54	$0.06	$2.60	$0.38
Diluted net income per potential common share	$1.49	$0.06	$2.52	$0.37
Weighted average basic common shares outstanding	141,949	142,503	141,834	142,704
Weighted average dilutive potential common shares outstanding	146,314	144,972	146,078	145,470

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Quarter Ended		Six Months Ended
	May 2,	May 3,	May 2,	May 3,
	2026	2025	2026	2025
Net income	$218,220	$8,969	$368,503	$53,541
Unrealized loss on available-for-sale securities, net of tax	(536)	(55)	(573)	(399)
Unrealized gain (loss) on foreign currency forward contracts, net of tax	(1,874)	11,170	3,754	6,685
Unrealized gain (loss) on interest rate swaps, net of tax	3,723	(8,835)	4,279	(6,882)
Change in cumulative translation adjustments	(2,671)	25,414	7,494	7,711
Other comprehensive income (loss)	(1,358)	27,694	14,954	7,115
Total comprehensive income	$216,862	$36,663	$383,457	$60,656

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	May 2, 2026	November 1, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,045,126	$1,091,952
Short-term investments	157,708	216,148
Accounts receivable, net of allowance for credit losses of $11.0 million and $11.2 million as of May 2, 2026 and November 1, 2025, respectively	1,052,569	975,856
Inventories, net	808,447	826,235
Prepaid expenses and other	504,314	455,316
Total current assets	3,568,164	3,565,507
Long-term investments	200,106	57,142
Equipment, building, furniture and fixtures, net	445,082	386,779
Operating right-of-use assets	38,459	38,613
Goodwill	520,401	521,204
Other intangible assets, net	202,190	224,210
Deferred tax asset, net	873,979	884,889
Other long-term assets	191,068	186,323
Total assets	$6,039,449	$5,864,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$606,599	$542,841
Accrued liabilities and other short-term obligations	439,626	531,081
Deferred revenue	238,380	208,936
Operating lease liabilities	12,396	13,956
Current portion of long-term debt	11,580	11,580
Total current liabilities	1,308,581	1,308,394
Long-term deferred revenue	102,107	94,850
Other long-term obligations	185,001	175,426
Long-term operating lease liabilities	31,996	32,516
Long-term debt, net	1,519,539	1,524,158
Total liabilities	3,147,224	3,135,344
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 141,597,550 and 141,016,300 shares issued and outstanding	1,416	1,410
Additional paid-in capital	5,732,496	5,953,057
Accumulated other comprehensive loss	(40,081)	(55,035)
Accumulated deficit	(2,801,606)	(3,170,109)
Total stockholders’ equity	2,892,225	2,729,323
Total liabilities and stockholders’ equity	$6,039,449	$5,864,667

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended
	May 2,	May 3,
	2026	2025
Cash flows provided by operating activities:
Net income	$368,503	$53,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	67,021	49,771
Share-based compensation expense	105,300	88,767
Amortization of intangible assets	22,020	17,555
Deferred taxes	(10,563)	(10,470)
Provision for inventory excess and obsolescence	42,481	23,431
Provision for warranty	16,685	10,714
Other	603	(6,355)
Changes in assets and liabilities:
Accounts receivable	(71,555)	(20,857)
Inventories	(24,690)	(76,904)
Prepaid expenses and other	(34,047)	84,144
Operating lease right-of-use assets	5,349	5,580
Accounts payable, accruals and other obligations	(27,945)	(16,755)
Deferred revenue	35,442	66,493
Short- and long-term operating lease liabilities	(7,257)	(7,986)
Net cash provided by operating activities	487,347	260,669
Cash flows used in investing activities:
Payments for equipment, furniture and fixtures	(114,933)	(55,622)
Purchases of investments	(226,731)	(159,102)
Proceeds from sales and maturities of investments	143,880	164,837
Settlement of foreign currency forward contracts, net	(31)	2,441
Net cash used in investing activities	(197,815)	(47,446)
Cash flows used in financing activities:
Proceeds from modification of debt, net	—	19,175
Cash paid for extinguishment of debt	—	(19,175)
Payment of long-term debt	(5,790)	(5,790)
Payment of debt issuance costs	—	(12)
Payment of finance lease obligations	(2,371)	(2,110)
Shares repurchased for tax withholdings on vesting of stock unit awards	(179,420)	(42,266)
Repurchases of common stock - repurchase program, net	(164,920)	(168,197)
Proceeds from issuance of common stock	17,226	17,132
Net cash used in financing activities	(335,275)	(201,243)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,093)	2,937
Net increase (decrease) in cash, cash equivalents and restricted cash	(46,836)	14,917
Cash, cash equivalents and restricted cash at beginning of period	1,092,197	935,026
Cash, cash equivalents and restricted cash at end of period	$1,045,361	$949,943
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net	$40,979	$43,200
Cash paid during the period for income taxes, net	$48,830	$55,466
Operating lease payments	$8,413	$8,812
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$12,966	$12,545
Repurchase of common stock in accrued liabilities from repurchase program, net	$1,320	$2,023
Operating right-of-use assets subject to lease liability	$6,003	$16,351
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at November 1, 2025	141,016,300	$1,410	$5,953,057	$(55,035)	$(3,170,109)	$2,729,323
Net income	—	—	—	—	368,503	368,503
Other comprehensive income	—	—	—	14,954	—	14,954
Repurchase of common stock - repurchase program, net	(596,088)	(6)	(163,655)	—	—	(163,661)
Issuance of shares from employee equity plans	1,823,910	18	17,208	—	—	17,226
Share-based compensation expense	—	—	105,300	—	—	105,300
Shares repurchased for tax withholdings on vesting of stock unit awards	(646,572)	(6)	(179,414)	—	—	(179,420)
Balance at May 2, 2026	141,597,550	$1,416	$5,732,496	$(40,081)	$(2,801,606)	$2,892,225

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at November 2, 2024	142,656,116	$1,427	$6,154,869	$(46,711)	$(3,293,447)	$2,816,138
Net income	—	—	—	—	53,541	53,541
Other comprehensive income	—	—	—	7,115	—	7,115
Repurchase of common stock - repurchase program, net	(2,242,455)	(22)	(164,026)	—	—	(164,048)
Issuance of shares from employee equity plans	1,827,185	18	17,114	—	—	17,132
Share-based compensation expense	—	—	88,767	—	—	88,767
Shares repurchased for tax withholdings on vesting of stock unit awards	(554,764)	(6)	(42,260)	—	—	(42,266)
Balance at May 3, 2025	141,686,082	$1,417	$6,054,464	$(39,596)	$(3,239,906)	$2,776,379

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

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027; however, early adoption is permitted. ASU 2024-03 allows for adoption using either a prospective or retrospective method. Ciena is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU No. 2025-05 (“ASU 2025-05”), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, to introduce a practical expedient for all entities, which simplifies the calculation required for estimating credit losses and assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods; however, early adoption is permitted. ASU 2025-05 allows for adoption using a prospective method. Ciena is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06 (“ASU 2025-06”), Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) to modernize the accounting for software costs that are accounted for under Subtopic 350-40 by shifting away from prescriptive and sequential software development stages to an incremental and iterative method when capitalizing software costs. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. Ciena is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-11 (“ASU 2025-11”), Interim Reporting (Topic 270): Narrow-Scope Improvements, to improve the navigability of required interim disclosures, clarify when that guidance applies, and provide additional guidance on what disclosures should be provided in interim reporting periods. ASU 2025-11 is effective for interim reporting periods with annual reporting periods beginning after December 15, 2027; however, early adoption is permitted. ASU 2025-11 allows for adoption using the prospective or retrospective method. Ciena is currently evaluating the impact of this ASU on its interim financial statements and related disclosures.

In May 2026, the FASB issued ASU No. 2026-02 (“ASU 2026-02”), Environmental Credits and Environmental Credit Obligations, to clarify the accounting treatment and reporting standards of environmental credits and environmental credit obligations. ASU 2026-02 is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period and should be applied on a retrospective basis. Ciena is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

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

The tables below set forth Ciena’s disaggregated revenue for the periods indicated (in thousands):

	Quarter Ended May 2, 2026
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Optical Networking	$1,099,848	$—	$—	$—	$1,099,848
Routing and Switching	174,230	—	—	—	174,230
Platform Software and Services	—	93,878	—	—	93,878
Blue Planet Automation Software and Services	—	—	23,361	—	23,361
Maintenance, Support, and Learning	—	—	—	89,286	89,286
Implementation	—	—	—	79,702	79,702
Advisory and Enablement	—	—	—	10,434	10,434
Total revenue by product line	$1,274,078	$93,878	$23,361	$179,422	$1,570,739

Timing of revenue recognition:
Products and services at a point in time	$1,274,078	$29,413	$8,487	$21,543	$1,333,521
Services transferred over time	—	64,465	14,874	157,879	237,218
Total revenue by timing of revenue recognition	$1,274,078	$93,878	$23,361	$179,422	$1,570,739

	Quarter Ended May 3, 2025
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Optical Networking	$773,592	$—	$—	$—	$773,592
Routing and Switching	92,723	—	—	—	92,723
Platform Software and Services	—	85,441	—	—	85,441
Blue Planet Automation Software and Services	—	—	27,951	—	27,951
Maintenance, Support, and Learning	—	—	—	79,442	79,442
Implementation	—	—	—	58,174	58,174
Advisory and Enablement	—	—	—	8,555	8,555
Total revenue by product line	$866,315	$85,441	$27,951	$146,171	$1,125,878

Timing of revenue recognition:
Products and services at a point in time	$866,315	$22,048	$10,511	$7,844	$906,718
Services transferred over time	—	63,393	17,440	138,327	219,160
Total revenue by timing of revenue recognition	$866,315	$85,441	$27,951	$146,171	$1,125,878

	Six Months Ended May 2, 2026
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Optical Networking	$2,123,010	$—	$—	$—	$2,123,010
Routing and Switching	300,236	—	—	—	300,236
Platform Software and Services	—	187,262	—	—	187,262
Blue Planet Automation Software and Services	—	—	43,781	—	43,781
Maintenance, Support, and Learning	—	—	—	176,837	176,837
Implementation	—	—	—	147,650	147,650
Advisory and Enablement	—	—	—	19,005	19,005
Total revenue by product line	$2,423,246	$187,262	$43,781	$343,492	$2,997,781

Timing of revenue recognition:
Products and services at a point in time	$2,423,246	$58,596	$10,381	$38,430	$2,530,653
Services transferred over time	—	128,666	33,400	305,062	467,128
Total revenue by timing of revenue recognition	$2,423,246	$187,262	$43,781	$343,492	$2,997,781

	Six Months Ended May 3, 2025
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Optical Networking	$1,501,566	$—	$—	$—	$1,501,566
Routing and Switching	185,892	—	—	—	185,892
Platform Software and Services	—	180,508	—	—	180,508
Blue Planet Automation Software and Services	—	—	53,982	—	53,982
Maintenance, Support, and Learning	—	—	—	154,014	154,014
Implementation	—	—	—	105,857	105,857
Advisory and Enablement	—	—	—	16,319	16,319
Total revenue by product line	$1,687,458	$180,508	$53,982	$276,190	$2,198,138

Timing of revenue recognition:
Products and services at a point in time	$1,687,458	$50,979	$20,937	$13,977	$1,773,351
Services transferred over time	—	129,529	33,045	262,213	424,787
Total revenue by timing of revenue recognition	$1,687,458	$180,508	$53,982	$276,190	$2,198,138

•Networking Platforms revenue reflects sales of Ciena’s Optical Networking and Routing and Switching product lines.
•Optical Networking - includes the 6500 Packet-Optical Platform, the Waveserver® system, the 6500 Reconfigurable Line System (RLS), coherent pluggable transceivers, and other optical networking products. These products are often combined and sold as solutions that address network applications including cloud and artificial intelligence (AI) networking, datacenter interconnect, long haul, metro, submarine connectivity, and managed optical fiber networks (MOFN).
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

For the periods indicated, Ciena’s geographic distribution of revenue was as follows (in thousands):

	Quarter Ended		Six Months Ended
	May 2,	May 3,	May 2,	May 3,
	2026	2025	2026	2025
Geographic distribution:
Americas	$1,202,214	$833,822	$2,320,437	$1,629,454
EMEA	196,037	191,585	396,625	349,501
APAC	172,488	100,471	280,719	219,183
Total revenue by geographic distribution	$1,570,739	$1,125,878	$2,997,781	$2,198,138

Ciena’s revenue includes $1.2 billion and $0.8 billion of U.S. revenue for the second quarter of fiscal 2026 and 2025, respectively. For the six months ended May 2, 2026 and May 3, 2025, U.S. revenue was $2.2 billion and $1.6 billion, respectively. No other country accounted for 10% or more of total revenue for the periods indicated in the above table.

For the periods indicated, the only customers that accounted for 10% or more of total revenue were as follows (in thousands):

	Quarter Ended		Six Months Ended
	May 2,	May 3,	May 2,	May 3,
	2026	2025	2026	2025
Cloud provider A	$321,224	$151,345	$652,206	$320,242
Cloud provider B	212,288	n/a*	372,493	n/a*
Service provider	n/a*	117,355	n/a*	228,379
Total	$533,512	$268,700	$1,024,699	$548,621
*Denotes revenue representing less than 10% of total revenue for the indicated period

The 10% customers included in the table above purchased products from Ciena’s Networking Platforms, Platform Software and Services, and Global Services operating segments for each of the periods presented.

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities (deferred revenue) from contracts with customers (in thousands):

	Balance at May 2, 2026	Balance at November 1, 2025
Accounts receivable, net	$1,052,569	$975,856
Long-term accounts receivable	$21,265	$28,610
Deferred revenue	$340,487	$303,786
Contract assets for unbilled accounts receivable, net	$163,614	$157,868

Ciena’s long-term accounts receivable represent unbilled receivables attributable to non-cancellable software licenses recognized as revenue when made available to customers, to be billed in the future.

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

Contract liabilities consist of deferred revenue and represent advanced payments against non-cancelable customer orders received prior to revenue recognition. Ciena recognized approximately $149.6 million and $111.3 million of revenue during the first six months of fiscal 2026 and 2025, respectively, that was included in the deferred revenue balance as of November 1, 2025 and November 2, 2024, respectively. Revenue recognized due to changes in transaction price from performance obligations satisfied or partially satisfied in previous periods was immaterial during the six months ended May 2, 2026 and May 3, 2025.

As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	May 2, 2026	November 1, 2025
Products	$31,649	$65,382
Services	308,838	238,404
Total deferred revenue	340,487	303,786
Less current portion	(238,380)	(208,936)
Long-term deferred revenue	$102,107	$94,850

Capitalized Contract Acquisition Costs

Capitalized contract acquisition costs consist of deferred sales commissions and were $35.5 million and $37.4 million as of May 2, 2026 and November 1, 2025, respectively. Capitalized contract acquisition costs were included in (i) prepaid expenses and other, and (ii) other long-term assets. The amortization expense associated with these costs was $19.7 million and $16.7 million during the first six months of fiscal 2026 and 2025, respectively, and was included in selling and marketing expense on the Condensed Consolidated Statements of Operations.

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) are comprised of non-cancelable customer purchase orders for products and services that are awaiting transfer of control for revenue recognition under the applicable contract terms. The timing of fulfillment of remaining performance obligations can be impacted by supply conditions. As of May 2, 2026, the aggregate amount of RPO was $2.5 billion. The majority of Ciena’s performance obligations will be satisfied within a year and any remaining performance obligations are typically recognized within three years.

(4)SIGNIFICANT ASSET IMPAIRMENT AND RESTRUCTURING COSTS

Restructuring Costs

Ciena regularly monitors its spending to optimize operating expenses and to ensure that its strategic investments are aligned with its highest-growth demand opportunities. The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in accrued liabilities and other short-term obligations on the Condensed Consolidated Balance Sheets for the six months ended May 2, 2026 (in thousands):

	Workforce restructuring	Other restructuring activities		Total
Balance at November 1, 2025	$8,436	$—		$8,436
Charges	1,187	1,116	(1)	2,303
Cash payments	(8,868)	(1,116)		(9,984)
Balance at May 2, 2026	$755	$—		$755
Current restructuring liabilities	$755	$—		$755
(1) Primarily represents costs related to restructured real estate facilities.

The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in accrued liabilities and other short-term obligations on the Condensed Consolidated Balance Sheets for the six months ended May 3, 2025 (in thousands):

	Workforce restructuring	Other restructuring activities		Total
Balance at November 2, 2024	$1,927	$—		$1,927
Charges	1,589	1,903	(1)	3,492
Cash payments	(2,840)	(1,903)		(4,743)
Balance at May 3, 2025	$676	$—		$676
Current restructuring liabilities	$676	$—		$676
(1) Primarily represents costs related to restructured real estate facilities.

(5)INTEREST AND OTHER INCOME, NET
The components of interest and other income, net, are as follows for the periods indicated (in thousands):

	Quarter Ended		Six Months Ended
	May 2,	May 3,	May 2,	May 3,
	2026	2025	2026	2025
Interest income	$13,129	$13,435	$27,520	$27,145
Gains (losses) on non-hedge designated foreign currency forward contracts (1)	222	536	1,164	(2,337)
Foreign currency exchange gains (losses) (2)	1,913	(4,243)	(2,732)	(3,003)
Other	(1,153)	(1,857)	1,116	(2,356)
Interest and other income, net	$14,111	$7,871	$27,068	$19,449

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

(6) INCOME TAXES

The effective tax rate for the second quarter and first six months of fiscal 2026 was lower than the effective tax rate for the second quarter and first six months of fiscal 2025. The decrease was primarily due to an income tax benefit for share-based compensation expense and a change in mix of earnings in jurisdictions with lower tax rates.

(7)CASH EQUIVALENT, SHORT-TERM AND LONG-TERM INVESTMENTS

As of the dates indicated, investments classified as available-for-sale are comprised of the following (in thousands):

	May 2, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$208,870	$71	$(63)	$208,878
Corporate debt securities	147,153	44	(106)	147,091
Time deposits	112,407	1	—	112,408
	$468,430	$116	$(169)	$468,377

Included in cash equivalents	$110,563	$—	$—	$110,563
Included in short-term investments	157,619	99	(10)	157,708
Included in long-term investments	200,248	17	(159)	200,106
	$468,430	$116	$(169)	$468,377

	November 1, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$147,466	$304	$—	$147,770
Corporate debt securities	119,808	260	—	120,068
Time deposits	74,984	6	—	74,990
	$342,258	$570	$—	$342,828

Included in cash equivalents	$69,538	$—	$—	$69,538
Included in short-term investments	215,786	362	—	216,148
Included in long-term investments	56,934	208	—	57,142
	$342,258	$570	$—	$342,828

The following table summarizes the legal maturities of debt investments as of May 2, 2026 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$268,182	$268,271
Due in 1-2 years	200,248	200,106
	$468,430	$468,377

(8)FAIR VALUE MEASUREMENTS

    As of the dates indicated, the following tables summarize the assets and liabilities that were recorded at fair value on a recurring basis (in thousands):

	May 2, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$583,123	$—	$—	$583,123
Bond mutual fund	120,116	—	—	120,116
Time deposits	112,408	—	—	112,408
Deferred compensation plan assets	25,443	—	—	25,443
U.S. government obligations	—	208,878	—	208,878
Corporate debt securities	—	147,091	—	147,091
Foreign currency forward contracts	—	12,432	—	12,432
Interest rate swaps	—	4,240	—	4,240
Total assets measured at fair value	$841,090	$372,641	$—	$1,213,731

Liabilities:
Foreign currency forward contracts	$—	$6,693	$—	$6,693
Deferred compensation plan liabilities	25,588	—	—	25,588
Total liabilities measured at fair value	$25,588	$6,693	$—	$32,281

	November 1, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$713,707	$—	$—	$713,707
Bond mutual fund	117,931	—	—	117,931
Time deposits	74,990	—	—	74,990
Deferred compensation plan assets	21,179	—	—	21,179
U.S. government obligations	—	147,770	—	147,770
Corporate debt securities	—	120,068	—	120,068
Foreign currency forward contracts	—	3,236	—	3,236
Total assets measured at fair value	$927,807	$271,074	$—	$1,198,881

Liabilities:
Foreign currency forward contracts	$—	$6,314	$—	$6,314
Forward starting interest rate swaps	—	1,345	—	1,345
Total liabilities measured at fair value	$—	$7,659	$—	$7,659

As of the dates indicated, the assets and liabilities above were presented on Ciena’s Condensed Consolidated Balance Sheets as follows (in thousands):

	May 2, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$810,409	$3,393	$—	$813,802
Short-term investments	5,238	152,470	—	157,708
Prepaid expenses and other	—	12,432	—	12,432
Long-term investments	—	200,106	—	200,106
Other long-term assets	25,443	4,240	—	29,683
Total assets measured at fair value	$841,090	$372,641	$—	$1,213,731

Liabilities:
Accrued liabilities and other short-term obligations	$—	$6,693	$—	$6,693
Other long-term obligations	25,588	—	—	25,588
Total liabilities measured at fair value	$25,588	$6,693	$—	$32,281

	November 1, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$901,077	$99	$—	$901,176
Short-term investments	5,551	210,597	—	216,148
Prepaid expenses and other	—	3,236	—	3,236
Long-term investments	—	57,142	—	57,142
Other long-term assets	21,179	—	—	21,179
Total assets measured at fair value	$927,807	$271,074	$—	$1,198,881

Liabilities:
Accrued liabilities and other short-term obligations	$—	$6,314	$—	$6,314
Other long-term obligations	—	1,345	—	1,345
Total liabilities measured at fair value	$—	$7,659	$—	$7,659

Ciena did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

(9) INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	May 2, 2026	November 1, 2025
Raw materials	$546,457	$593,783
Work-in-process	40,187	35,051
Finished goods	334,488	286,050
Deferred cost of goods sold	44,050	40,759
Gross inventories	965,182	955,643
Reserve for inventory excess and obsolescence	(156,735)	(129,408)
Inventories, net	$808,447	$826,235

During the first six months of fiscal 2026, Ciena recorded a provision for inventory excess and obsolescence of $42.5 million, primarily driven by reductions in forecasted demand for certain products. Deductions from the reserve were primarily attributable to sales and disposal activities.

(10) OTHER BALANCE SHEET DETAILS
As of the dates indicated, accrued liabilities and other short-term obligations are comprised of the following (in thousands):

	May 2, 2026	November 1, 2025
Compensation, payroll related tax and benefits (1)	$172,568	$281,542
Warranty	60,356	55,533
Vacation	36,010	33,708
Foreign currency forward contracts	6,693	6,314
Interest payable	5,992	6,101
Finance lease liabilities	5,069	4,741
Income taxes payable	659	10,729
Other	152,279	132,413
	$439,626	$531,081
(1) Reduction is primarily due to the timing of payments related to incentive compensation.

The following table summarizes the activity in Ciena’s accrued warranty for the periods indicated (in thousands):

	Beginning Balance	Current Period Provisions	Settlements	Ending Balance
Six Months Ended May 3, 2025	$55,267	10,714	(13,668)	$52,313
Six Months Ended May 2, 2026	$55,533	16,685	(11,862)	$60,356

(11) DERIVATIVE INSTRUMENTS

Foreign Currency Derivatives

Ciena conducts business globally and is exposed to foreign currency exchange rate changes. To limit this exposure, Ciena enters into foreign currency contracts. Ciena does not enter into such contracts for speculative purposes.

As of May 2, 2026 and November 1, 2025, Ciena had forward contracts to hedge its foreign exchange exposure in order to reduce variability in certain currencies for expenses principally related to research and development activities. The notional amount of these contracts was approximately $479.4 million and $431.4 million as of May 2, 2026 and November 1, 2025, respectively. These foreign exchange contracts have maturities of 24 months or less and have been designated as cash flow hedges.

As of May 2, 2026 and November 1, 2025, Ciena had forward contracts designated as net investment hedges to minimize the effect of foreign exchange rate movements on its net investments in foreign operations. The notional amount of these contracts was approximately $58.0 million and $62.0 million as of May 2, 2026 and November 1, 2025, respectively. These foreign exchange contracts have maturities of 36 months or less and have been designated as net investment hedges.

As of May 2, 2026 and November 1, 2025, Ciena had forward contracts in place to hedge its foreign exchange exposure in order to reduce the variability in various currencies of certain balance sheet items. The notional amount of these contracts was approximately $76.1 million and $175.7 million as of May 2, 2026 and November 1, 2025, respectively. These foreign exchange contracts have maturities of 12 months or less and have not been designated as hedges for accounting purposes.

Interest Rate Derivatives

Ciena is exposed to floating rates of interest on its term loan borrowings (see Note 12 below) and has hedged such risk by entering into floating-to-fixed interest rate swap arrangements (“interest rate swaps”).

In January 2023, Ciena entered into interest rate swaps to fix the Secured Overnight Financing Rate (“SOFR”) for $350.0 million of its floating rate debt at 3.47% through January 2028. The total notional amount of such swaps in effect was $350.0 million as of May 2, 2026 and November 1, 2025.

In December 2023, Ciena entered into forward starting interest rate swaps to fix SOFR for an additional $350.0 million of its floating rate debt at 3.287% from September 2025 through December 2028. The total notional amount of such swaps in effect was $350.0 million as of May 2, 2026 and November 1, 2025.

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

(12) SHORT-TERM AND LONG-TERM DEBT

Outstanding Term Loan Payable

Refinanced 2030 Term Loan

On January 17, 2025, Ciena entered into a Refinancing Amendment to its Credit Agreement under which Ciena incurred a new single tranche of senior secured term loans in an aggregate principal amount of approximately $1.2 billion (the “Refinanced 2030 Term Loan”). The Refinanced 2030 Term Loan requires Ciena to make installment payments of $2.9 million quarterly, or $11.6 million annually, with the remaining balance payable at maturity.

The net carrying value of Ciena’s term loan was comprised of the following as of the date indicated (in thousands):

	May 2, 2026				November 1, 2025
	Principal Balance	Unamortized Discount	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
Refinanced 2030 Term Loan	$1,140,930	$(3,194)	$(4,082)	$1,133,654	$1,138,619

Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the term loans. The amortization of deferred debt issuance costs for the term loans is included in interest expense and was minimal during both the first six months of fiscal 2026 and fiscal 2025.

As of May 2, 2026, the estimated fair value of the Refinanced 2030 Term Loan was $1.14 billion. Ciena’s term loan is categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its term loan using a market approach based on observable inputs, such as current market transactions involving comparable securities.

Outstanding Senior Notes Payable

2030 Notes

On January 18, 2022, Ciena entered into an Indenture among Ciena, as issuer, certain domestic subsidiaries of Ciena, as guarantors, and U.S. Bank National Association, as trustee, pursuant to which Ciena issued $400.0 million in aggregate principal amount of 4.00% fixed-rate senior notes due 2030 (the “2030 Notes”).

The net carrying value of the 2030 Notes was comprised of the following as of the dates indicated (in thousands):

	May 2, 2026			November 1, 2025
	Principal Balance	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
2030 Notes	$400,000	$(2,535)	$397,465	$397,119

Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the 2030 Notes. The amortization of deferred debt issuance costs for the 2030 Notes is included in interest expense and was minimal during both the first six months of fiscal 2026 and fiscal 2025.

As of May 2, 2026, the estimated fair value of the 2030 Notes was $382.0 million. The 2030 Notes are categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its 2030 Notes using a market approach based on observable inputs, such as current market transactions involving comparable securities.

(13) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (“AOCI”), net of tax, for the six months ended May 2, 2026 (in thousands):

	Unrealized Gain (Loss) on
	Available-for-sale Securities	Foreign Currency Forward Contracts	Interest Rate Swaps	Cumulative Translation Adjustment	Total
Balance at November 1, 2025	$422	$(3,803)	$(1,054)	$(50,600)	$(55,035)
Other comprehensive gain (loss) before reclassifications	(573)	3,421	5,749	7,494	16,091
Amounts reclassified from AOCI	—	333	(1,470)	—	(1,137)
Balance at May 2, 2026	$(151)	$(49)	$3,225	$(43,106)	$(40,081)

The following table summarizes the changes in AOCI, net of tax, for the six months ended May 3, 2025 (in thousands):

	Unrealized Gain (Loss) on
	Available-for-sale Securities	Foreign Currency Forward Contracts	Interest Rate Swaps	Cumulative Translation Adjustment	Total
Balance at November 2, 2024	$798	$(4,880)	$8,668	$(51,297)	$(46,711)
Other comprehensive gain (loss) before reclassifications	(399)	3,247	(2,548)	7,711	8,011
Amounts reclassified from AOCI	—	3,438	(4,334)	—	(896)
Balance at May 3, 2025	$399	$1,805	$1,786	$(43,586)	$(39,596)

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
The following table presents the calculation of Basic and Diluted EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	May 2,	May 3,	May 2,	May 3,
	2026	2025	2026	2025
Net income	$218,220	$8,969	$368,503	$53,541
Basic weighted average shares outstanding	141,949	142,503	141,834	142,704
Effect of dilutive potential common shares	4,365	2,469	4,244	2,766
Diluted weighted average shares outstanding	146,314	144,972	146,078	145,470
Basic EPS	$1.54	$0.06	$2.60	$0.38
Diluted EPS	$1.49	$0.06	$2.52	$0.37
Anti-dilutive stock unit awards, excluded	1	1,630	12	1,310

(15) STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On October 2, 2024, Ciena announced that its Board of Directors authorized a three-year program to repurchase up to $1.0 billion of its common stock, commencing in fiscal 2025 and continuing through the end of fiscal 2027.

During the first six months of fiscal 2026, Ciena repurchased approximately 0.6 million shares of its common stock for an aggregate purchase price of approximately $163.7 million, which equates to an average price of $274.56 per share. As of May 2, 2026, Ciena has (i) repurchased 4.5 million shares for an aggregate purchase price of $493.3 million at an average price of $108.43 per share and (ii) has an aggregate of $506.7 million authorized and remaining under its stock repurchase program. Ciena is required to allocate the purchase price for the shares of Ciena’s stock repurchased as a reduction of common stock and additional paid-in capital.

Stock Repurchases Related to Stock Unit Tax Withholdings
Ciena repurchases shares of its common stock to satisfy employee tax withholding obligations due upon vesting of stock unit awards. The related purchase price of $179.4 million for the shares of Ciena’s stock repurchased during the first six months of fiscal 2026 is reflected as a reduction to stockholders’ equity. Ciena is required to allocate the purchase price of the repurchased shares as a reduction of common stock and additional paid-in capital.

(16) SHARE-BASED COMPENSATION EXPENSE

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended		Six Months Ended
	May 2,	May 3,	May 2,	May 3,
	2026	2025	2026	2025
Products	$2,010	$2,033	$3,832	$3,783
Services	4,504	3,980	8,529	7,385
Share-based compensation expense included in cost of goods sold	6,514	6,013	12,361	11,168
Research and development	18,586	17,021	35,180	31,258
Selling and marketing	16,486	13,649	31,240	25,246
General and administrative	13,887	11,341	26,519	21,168
Share-based compensation expense included in operating expense	48,959	42,011	92,939	77,672
Share-based compensation expense capitalized in inventory, net (1)	—	(64)	—	(73)
Total share-based compensation expense	$55,473	$47,960	$105,300	$88,767

(1) Effective the beginning of fiscal 2026, Ciena will no longer be calculating share-based compensation capitalized in inventory due to immateriality.

As of May 2, 2026, total unrecognized share-based compensation expense was $394.8 million, which relates to unvested stock unit awards and is expected to be recognized over a weighted-average period of 1.5 years.

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

	Quarter Ended		Six Months Ended
	May 2,	May 3,	May 2,	May 3,
	2026	2025	2026	2025
Revenue:
Networking Platforms	$1,274,078	$866,315	$2,423,246	$1,687,458
Platform Software and Services	93,878	85,441	187,262	180,508
Blue Planet Automation Software and Services	23,361	27,951	43,781	53,982
Global Services	179,422	146,171	343,492	276,190
Total revenue	$1,570,739	$1,125,878	$2,997,781	$2,198,138
Segment gross profit:
Networking Platforms	$551,054	$321,098	$1,042,735	$656,081
Platform Software and Services	80,875	71,196	161,854	152,951
Blue Planet Automation Software and Services	7,386	15,393	12,962	30,182
Global Services	65,540	53,396	125,456	101,078
Total segment gross profit	$704,855	$461,083	$1,343,007	$940,292
Research and development expense:
Networking Platforms	$189,503	$169,676	$364,553	$322,497
Platform Software and Services	18,431	18,201	37,692	34,531
Blue Planet Automation Software and Services	10,228	8,916	19,619	17,206
Global Services	1,157	1,054	2,319	2,039
Total segment research and development expense	$219,319	$197,847	$424,183	$376,273
Segment profit (loss):
Networking Platforms	$361,551	$151,422	$678,182	$333,584
Platform Software and Services	62,444	52,995	124,162	118,420
Blue Planet Automation Software and Services	(2,842)	6,477	(6,657)	12,976
Global Services	64,383	52,342	123,137	99,039
Total segment profit	$485,536	$263,236	$918,824	$564,019

Less: Unallocated cost of goods sold	$13,301	$8,245	$25,933	$15,633
Less: Unallocated operating and non-operating expenses	254,015	246,022	524,388	494,845
Consolidated net income	$218,220	$8,969	$368,503	$53,541

Entity-Wide Reporting
Ciena's long-lived assets, including equipment, building, furniture and fixtures, operating right-of-use (“ROU”) assets, finite-lived intangible assets, goodwill, and maintenance spares, are not reviewed by Ciena's CODM for purposes of evaluating performance and allocating resources. As of May 2, 2026, equipment, building, furniture and fixtures, net, totaled $445.1 million, and operating ROU assets totaled $38.5 million, both of which support asset groups within Ciena’s four operating segments and unallocated selling and general and administrative activities.
The following table shows Ciena’s finite-lived intangible assets, goodwill, and maintenance spares allocated by segment and reconciled to total assets (in thousands):

	May 2, 2026
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Other intangible assets, net	$202,190	—	—	—	$202,190
Goodwill	$275,161	156,191	89,049	—	$520,401
Maintenance spares, net	$—	—	—	98,690	$98,690
Total assets assigned to segments					$821,281
Other unallocated assets					5,218,168
Total assets					$6,039,449

	November 1, 2025
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Other intangible assets, net	$224,210	—	—	—	$224,210
Goodwill	$275,964	156,191	89,049	—	$521,204
Maintenance spares, net	$—	—	—	92,392	$92,392
Total assets assigned to segments					$837,806
Other unallocated assets					5,026,861
Total assets					$5,864,667
The following table shows Ciena’s geographic distribution of equipment, building, furniture and fixtures, net and operating ROU assets (in thousands):

	May 2, 2026	November 1, 2025
Canada	$384,995	$325,584
United States	42,832	44,634
Other International (1)	55,714	55,174
Total	$483,541	$425,392
(1) Any other country representing less than 10% of total is reflected in aggregate as “Other International.”

(18) COMMITMENTS AND CONTINGENCIES

Tax Contingencies

Ciena is subject to various tax contingencies arising in the ordinary course of business. Ciena does not expect that the ultimate settlement of these contingencies will have a material effect on its financial position or cash flows.

Share-based compensation expense impacts Ciena’s tax rate. These deductions are valued at vesting for tax purposes and can increase or decrease the effective tax rate in the period in which they vest.

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

Purchase Order Obligations

Ciena has certain advanced orders for supply of certain long lead time components. As of May 2, 2026, Ciena had $2.8 billion in outstanding purchase order commitments to contract manufacturers and component suppliers for inventory. In certain instances, Ciena is permitted to cancel, reschedule or adjust a portion of these orders.
(19) SUBSEQUENT EVENTS

Stock Repurchase Program

From the end of the second quarter of fiscal 2026 through May 29, 2026, Ciena repurchased 44,628 shares of its common stock for an aggregate purchase price of $25.1 million at an average price of $561.86 per share, inclusive of repurchases pending settlement under its current stock repurchase program. As of May 29, 2026, Ciena has an aggregate of $481.6 million of authorized funds remaining under this repurchase program.

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

Business Momentum

Our industry has been experiencing unprecedented increases in demand, in particular due to capital expenditures related to AI and other cloud-based applications. As a result, we experienced strong momentum and growth in fiscal 2025 that continued in the first half of fiscal 2026. As our sales to cloud providers grow, we are seeing a small number of those customers become a larger portion of our business across multiple revenue segments. Our revenue increased by 40% to $1.6 billion in the second quarter of fiscal 2026 as compared to $1.1 billion in the second quarter of fiscal 2025, with orders for our products and services significantly exceeding our revenue. This dynamic, together with an industry-wide constrained supply environment, has resulted in historically high backlog.

Gross Margin Dynamics

Our gross margin increased to 44.0% in the second quarter of fiscal 2026, compared to 40.2% in the second quarter of fiscal 2025, primarily due to higher product gross margin associated with cost reduction, pricing optimization, and product mix.

Operating Expense and Investment in Technology Innovation

Our operating expense grew from $420 million in the second quarter of fiscal 2025 to $454 million in the second quarter of fiscal 2026. During the second quarter of fiscal 2026, we invested $238 million in research and development activities, an increase of 11% compared to the second quarter of fiscal 2025. We believe that our investment capacity and our efforts to push the pace of innovation are important competitive differentiators in our markets, which requires both investment capacity and expenditures. In particular, in an effort to capture certain market opportunities created by the impact of AI on networks, we continued to increase the performance of and enhance the capabilities for our leading WaveLogicTM coherent modem technology, through which we seek to extend our leadership in optical networking, and leverage it to expand our addressable market, including inside and around the data center.

Capital Allocation Strategy

Our capital allocation strategy is focused on maintaining our significant innovation investment, investing in select transactions, and returning value to stockholders, while preserving our strategic and operational flexibility. We continuously work to improve our cash cycle and evaluate alternatives to manage our capital structure in order to enhance our liquidity. We ended the first half of fiscal 2026 with $1.4 billion of cash, cash equivalents, and investments. As of the end of the first half of fiscal 2026, cash generated from operations increased to $487 million as compared to $261 million as of the end of the first half of fiscal 2025. Consistent with our capital allocation priorities, during the first half of fiscal 2026, we invested $115 million in capital purchases, primarily for supply chain equipment and research and development, and $344 million to repurchase shares through our share buyback program and for tax withholding purposes associated with employee stock awards.
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

Revenue

As a result of the increased demand described above, our revenue increased by approximately 40%, or $444.9 million, in the second quarter of fiscal 2026 as compared to the second quarter of fiscal 2025, and approximately 36% or $799.6 million, in the six months ended May 2, 2026 as compared to the six months ended May 3, 2025.
Operating Segment Revenue

The table below sets forth the changes in our operating segment revenue for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Six Months Ended
	May 2, 2026	May 3, 2025	%*	May 2, 2026	May 3, 2025	%*
Revenue:
Networking Platforms
Optical Networking	$1,099,848	$773,592	42.2%	$2,123,010	$1,501,566	41.4%
%**	70.0%	68.7%		70.8%	68.3%
Routing and Switching	174,230	92,723	87.9%	300,236	185,892	61.5%
%**	11.1%	8.2%		10.0%	8.5%
Total Networking Platforms	1,274,078	866,315	47.1%	2,423,246	1,687,458	43.6%
%**	81.1%	76.9%		80.8%	76.8%

Platform Software and Services	93,878	85,441	9.9%	187,262	180,508	3.7%
%**	6.0%	7.5%		6.2%	8.2%

Blue Planet Automation Software and Services	23,361	27,951	(16.4)%	43,781	53,982	(18.9)%
%**	1.5%	2.5%		1.6%	2.5%

Global Services
Maintenance, Support, and Learning	89,286	79,442	12.4%	176,837	154,014	14.8%
%**	5.7%	7.1%		5.9%	7.0%
Implementation	79,702	58,174	37.0%	147,650	105,857	39.5%
%**	5.1%	5.2%		4.9%	4.8%
Advisory and Enablement	10,434	8,555	22.0%	19,005	16,319	16.5%
%**	0.6%	0.8%		0.6%	0.7%
Total Global Services	179,422	146,171	22.7%	343,492	276,190	24.4%
%**	11.4%	13.1%		11.4%	12.5%

Total revenue	$1,570,739	$1,125,878	39.5%	$2,997,781	$2,198,138	36.4%
_____________________________
*    Denotes % change from fiscal 2025 to fiscal 2026
**     Denotes % of total revenue

Quarter ended May 2, 2026 as compared to the quarter ended May 3, 2025
•Networking Platforms segment revenue increased by $407.8 million.
•Optical Networking products revenue increased by $326.3 million, primarily driven by increases in sales of our Waveserver® system and our 6500 Reconfigurable Line Systems (RLS).
•Routing and Switching products revenue increased by $81.5 million, primarily driven by increases in sales of our 3000 and 5000 series of service delivery and aggregation platforms, and our 8100 Coherent IP networking platforms in our out-of-band data center management (DCOM) solution.
•Platform Software and Services segment revenue increased by $8.4 million, primarily reflecting a sales increase in our Navigator Network Control Suite (NCS) software solution.
•Blue Planet Automation Software and Services segment revenue decreased by $4.6 million, primarily reflecting a sales decrease in our unified assurance and analytics software.
•Global Services segment revenue increased by $33.3 million, primarily reflecting sales increases in our implementation services and maintenance, support, and learning services.
Six months ended May 2, 2026 as compared to the six months ended May 3, 2025
•Networking Platforms segment revenue increased by $735.7 million.

•Optical Networking revenue increased by $621.4 million, primarily driven by increases in sales of our Waveserver® system and our 6500 RLS.
•Routing and Switching revenue increased by $114.3 million, primarily driven by increases in sales of our 3000 and 5000 series of service delivery and aggregation platforms, and our 8100 Coherent IP networking platforms in our DCOM solution.
•Platform Software and Services segment revenue increased by $6.8 million, primarily reflecting a sales increase in our Navigator NCS software solution, partially offset by sales decreases of our software consulting services.
•Blue Planet Automation Software and Services segment revenue decreased by $10.2 million, primarily reflecting a sales decrease in our unified assurance and analytics software.
•Global Services segment revenue increased by $67.3 million, primarily reflecting sales increases in our implementation services and maintenance support and learning services.

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

The following table reflects our geographic distribution of revenue, principally based on the relevant location for our delivery of products and performance of services. The table sets forth the changes in geographic distribution of revenue for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Six Months Ended
	May 2, 2026	May 3, 2025	%*	May 2, 2026	May 3, 2025	%*
Americas	$1,202,214	$833,822	44.2%	$2,320,437	$1,629,454	42.4%
%**	76.5%	74.1%		77.4%	74.1%
EMEA	196,037	191,585	2.3%	396,625	349,501	13.5%
%**	12.5%	17.0%		13.2%	15.9%
APAC	172,488	100,471	71.7%	280,719	219,183	28.1%
%**	11.0%	8.9%		9.4%	10.0%
Total	$1,570,739	$1,125,878	39.5%	$2,997,781	$2,198,138	36.4%
_____________________________________
*    Denotes % change from fiscal 2025 to fiscal 2026
**     Denotes % of total revenue

Quarter ended May 2, 2026 as compared to the quarter ended May 3, 2025
•Americas revenue increased by $368.4 million, primarily driven by increased sales to cloud provider customers as well as service provider customers in the United States.
•EMEA revenue increased by $4.5 million, primarily driven by increased sales in France, partially offset by decreased sales to cloud provider customers in the Netherlands.
•APAC revenue increased by $72.0 million, primarily driven by increased sales to service provider customers in India and enterprise customers in Australia.
Six months ended May 2, 2026 as compared to the six months ended May 3, 2025
•Americas revenue increased by $691.0 million, primarily driven by increased sales to cloud provider customers and service provider customers in the United States.
•EMEA revenue increased by $47.1 million, primarily driven by increased sales to cloud provider customers in the Netherlands and increased sales in France.

•APAC revenue increased by $61.5 million, primarily driven by increased sales to service provider customers in India, cloud provider customers in Singapore, and enterprise customers in Australia.
Currency Fluctuations
During both the second quarter and first six months of fiscal 2026, approximately 9% of our revenue was non-U.S. Dollar-denominated. During the second quarter and first six months of fiscal 2026 as compared to the second quarter and first six months of fiscal 2025, the U.S. Dollar generally weakened against other currencies with minimal impact.

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

Gross margin can fluctuate due to a number of factors, including technology-based price changes, product and service mix, the lifecycle stage of our products and cost reductions.

The tables below set forth the changes in revenue and gross margin for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	May 2, 2026		May 3, 2025
	Revenue	Gross Margin (%)**	Revenue	Gross Margin (%)**	Revenue Change (%)*	Gross Margin Change
Total	$1,570,739	44.0%	$1,125,878	40.2%	39.5%	3.8%
Products	$1,311,488	43.9%	$898,581	38.8%	46.0%	5.1%
Services	$259,251	44.8%	$227,297	45.9%	14.1%	(1.1)%

	Six Months Ended
	May 2, 2026		May 3, 2025
	Revenue	Gross Margin (%)**	Revenue	Gross Margin (%)**	Revenue Change (%)*	Gross Margin Change
Total	$2,997,781	43.9%	$2,198,138	42.1%	36.4%	1.8%
Products	$2,491,358	43.7%	$1,753,366	40.6%	42.1%	3.1%
Services	$506,423	45.1%	$444,772	47.7%	13.9%	(2.6)%
_____________________________________
*    Denotes % change from fiscal 2025 to fiscal 2026
**     Denotes % of total revenue
Quarter ended May 2, 2026 as compared to the quarter ended May 3, 2025
•Gross margin increased by 380 basis points, primarily reflecting increased product margin offset by decreased services margin.
•Product gross margin increased by 510 basis points, primarily due to cost reduction, pricing optimization, and product mix, partially offset by lower manufacturing efficiencies.
•Services gross margin decreased by 110 basis points, primarily due to a less favorable services mix, partially offset by improved margins on implementation services.
Six months ended May 2, 2026 as compared to the six months ended May 3, 2025

•Gross margin increased by 180 basis points, primarily reflecting increased product margin offset by decreased services margin.
•Product gross margin increased by 310 basis points, primarily due to cost reduction, pricing optimization, and product mix, partially offset by lower manufacturing efficiencies.
•Services gross margin decreased by 260 basis points, primarily due to a less favorable services mix, partially offset by improved margins on implementation services.

Operating Expense
The component elements that comprise each of our operating expense categories in the table below are set forth in the “Consolidated Results of Operations - Operating Expense” in Item 7 of Part II of our 2025 Annual Report. The table below sets forth the changes in operating expense for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Six Months Ended
	May 2, 2026	May 3, 2025	%*	May 2, 2026	May 3, 2025	%*
Research and development	$237,905	$214,868	10.7%	$459,363	$407,531	12.7%
%**	15.1%	19.1%		15.3%	18.5%
Selling and marketing	150,039	139,683	7.4%	298,906	276,187	8.2%
%**	9.6%	12.4%		10.0%	12.6%
General and administrative	61,221	56,952	7.5%	120,464	110,854	8.7%
%**	3.9%	5.1%		4.0%	5.0%
Significant asset impairments and restructuring costs	805	1,948	(58.7)%	2,303	3,492	(34.0)%
%**	0.1%	0.2%		0.1%	0.2%
Amortization of intangible assets	3,713	6,545	(43.3)%	8,449	13,090	(35.5)%
%**	0.2%	0.6%		0.3%	0.6%
Acquisition and integration costs	—	—	—%	306	—	100.0%
%**	—%	—%		—%	—%
Total operating expenses	$453,683	$419,996	8.0%	$889,791	$811,154	9.7%
%**	28.9%	37.3%		29.7%	36.9%
_____________________________________
*    Denotes % change from fiscal 2025 to fiscal 2026
**     Denotes % of total revenue

Quarter ended May 2, 2026 as compared to the quarter ended May 3, 2025
•Research and development expense increased by $23.0 million. Net of hedging, this primarily reflects higher employee headcount and related costs, including from our acquisition of Nubis Communications, technology related costs and engineering design and development costs.
•Selling and marketing expense increased by $10.4 million, which primarily reflects increases in employee-related compensation costs.
•General and administrative expense increased by $4.3 million, which primarily reflects increases in employee-related compensation costs.
•Significant asset impairments and restructuring costs remained relatively unchanged.
•Amortization of intangible assets decreased by $2.8 million, primarily reflecting certain intangible assets having reached the end of their economic lives.
Six months ended May 2, 2026 as compared to the six months ended May 3, 2025
•Research and development expense increased by $51.8 million. Net of hedging, this primarily reflects higher employee headcount and related costs, including from our acquisition of Nubis Communications, technology related costs and engineering design and development costs.

•Selling and marketing expense increased by $22.7 million, which primarily reflects increases in employee-related compensation costs.
•General and administrative expense increased by $9.6 million, which primarily reflects increases in employee-related compensation costs and professional services.
•Significant asset impairments and restructuring costs remained relatively unchanged.
•Amortization of intangible assets decreased by $4.6 million, primarily reflecting certain intangible assets having reached the end of their economic lives.
•Acquisition and integration costs reflect financial, legal, and accounting advisory costs and certain employee-related costs related to our acquisition of Nubis Communications.

Currency Fluctuations
During both the second quarter and first six months of fiscal 2026, approximately 50% of our operating expense was non-U.S. Dollar-denominated. During the second quarter and first six months of fiscal 2026, as compared to the second quarter and first six months of fiscal 2025, the U.S. Dollar generally weakened against other currencies. These currency fluctuations, net of hedging, had minimal impact.

Segment Profit (Loss)
The table below sets forth the changes in our segment profit (loss) for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Six Months Ended
	May 2, 2026	May 3, 2025	%*	May 2, 2026	May 3, 2025	%*
Segment profit (loss):
Networking Platforms	$361,551	$151,422	138.8%	$678,182	$333,584	103.3%
Platform Software and Services	$62,444	$52,995	17.8%	$124,162	$118,420	4.8%
Blue Planet Automation Software and Services	$(2,842)	$6,477	(143.9)%	$(6,657)	$12,976	(151.3)%
Global Services	$64,383	$52,342	23.0%	$123,137	$99,039	24.3%
_____________________________________
*    Denotes % change from fiscal 2025 to fiscal 2026

Quarter ended May 2, 2026 as compared to the quarter ended May 3, 2025
•Networking Platforms segment profit increased by $210.1 million, primarily due to higher sales volume and improved gross margin as described above, partially offset by higher research and development costs.
•Platform Software and Services segment profit increased by $9.4 million, primarily due to higher product sales volume, as described above, and improved gross margin.
•Blue Planet Automation Software and Services segment primarily reflects lower software sales volume as described above, reduced gross margins and increased research and development costs.
•Global Services segment profit increased by $12.0 million, primarily due to increased sales volume as described above.
Six months ended May 2, 2026 as compared to the six months ended May 3, 2025

•Networking Platforms segment profit increased by $344.6 million, primarily due to higher sales volume and improved gross margin as described above, partially offset by higher research and development costs.
•Platform Software and Services segment profit increased by $5.7 million, primarily due to higher product sales and slightly higher gross margin, partially offset by lower services sales volume and increased research and development costs.
•Blue Planet Automation Software and Services segment primarily reflects lower software sales volume as described above, reduced gross margins and increased research and development costs.

•Global Services segment profit increased by $24.1 million, primarily due to increased sales volume as described above.

Other Items
The table below sets forth the changes in other items for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Six Months Ended
	May 2, 2026	May 3, 2025	%*	May 2, 2026	May 3, 2025	%*
Interest and other income, net	$14,111	$7,871	79.3%	$27,068	$19,449	39.2%
%**	0.9%	0.7%		0.9%	0.9%
Interest expense	$20,922	$21,697	(3.6)%	$42,176	$44,615	(5.5)%
%**	1.3%	1.9%		1.4%	2.0%
Loss on extinguishment and modification of debt	$—	$—	—%	$—	$729	(100.0)%
%**	—%	—%		—%	—%
Provision for income taxes	$12,840	$10,047	27.8%	$43,672	$34,069	28.2%
%**	0.8%	0.9%		1.5%	1.5%
_____________________________________
*    Denotes % change from fiscal 2025 to fiscal 2026
**     Denotes % of total revenue

Quarter ended May 2, 2026 as compared to the quarter ended May 3, 2025
•Interest and other income, net increased by $6.2 million, primarily reflecting the impact of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity.
•Interest expense remained relatively unchanged.
•Provision for income taxes increased by $2.8 million, primarily due to the increase in pre-tax book income.
Six months ended May 2, 2026 as compared to the six months ended May 3, 2025
•Interest and other income, net increased by $7.6 million, primarily reflecting the impact of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity.
•Interest expense decreased by $2.4 million, primarily due to lower interest rates on our floating rate debt, net of hedging activity.
•Loss on extinguishment and modification of debt reflects the refinancing of our 2030 Term Loan in the first quarter of fiscal 2025.
•Provision for income taxes increased by $9.6 million, primarily due to the increase in pre-tax book income.

Liquidity and Capital Resources
We regularly evaluate our capital structure, liquidity position, debt obligations, and anticipated cash needs to fund our operating or investment plans, and we will continue to consider capital raising and other market opportunities that may be available to us.
Principal Sources of Liquidity. Our principal sources of liquidity on hand include our cash, cash equivalents, and investments, which, as of May 2, 2026, totaled $1.4 billion, as well as our credit facility (the “Revolving Credit Facility”), to which we and certain of our subsidiaries are parties. The Revolving Credit Facility provides for a total commitment of $300.0 million with a maturity date of October 24, 2028. We principally use the Revolving Credit Facility to support the issuance of letters of credit that arise in the ordinary course of our business and for general corporate purposes. As of May 2, 2026, letters of credit totaling $39.9 million were issued under the Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility as of May 2, 2026.

Foreign Liquidity. The amount of cash, cash equivalents and short-term investments held by our foreign subsidiaries was $379.7 million as of May 2, 2026. Approximately $92.3 million of undistributed earnings from these foreign subsidiaries is expected to be repatriated, with any remaining amount continuing to be indefinitely reinvested. A deferred tax liability has been accrued to account for the anticipated repatriation amount. There are no other significant temporary differences related to our investment in the foreign subsidiaries for which a deferred tax liability has not been recognized.
Stock Repurchases. On October 2, 2024, we announced that our Board of Directors authorized a program to repurchase up to $1.0 billion of our common stock, which replaced in its entirety the previous stock repurchase program authorized in fiscal 2022. During the first six months of fiscal 2026, we repurchased $163.7 million of our common stock under the stock repurchase program, and $506.7 million remained under the current repurchase authorization as of May 2, 2026. The amount and timing of any further repurchases under our stock repurchase program are subject to a variety of factors including liquidity, cash flow, stock price, and general business and market conditions. The program may be modified, suspended, or discontinued at any time. During the the first six months of fiscal 2026, we also repurchased $179.4 million of our common stock in settlement of employee tax withholding obligations due upon the vesting of stock unit awards. See Note 15 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report as well as “Issuer Purchases of Equity Securities” in Item 2 of Part II of this report.

Cash Flows

The following table sets forth changes in our cash, cash equivalents, and investments in marketable debt securities for the periods indicated (in thousands):

	May 2, 2026	November 1, 2025	Increase (Decrease)
Cash and cash equivalents	$1,045,126	$1,091,952	$(46,826)
Short-term investments in marketable debt securities	157,708	216,148	(58,440)
Long-term investments in marketable debt securities	200,106	57,142	142,964
Total cash, cash equivalents, and investments in marketable debt securities	$1,402,940	$1,365,242	$37,698

Cash, cash equivalents and investments increased by $37.7 million during the first six months of fiscal 2026. Cash from operating activities generated $487.3 million, which was partially offset by the following: (i) stock repurchases on vesting of our stock unit awards to employees relating to tax withholding of $179.4 million; (ii) cash used for stock repurchases under our stock repurchase program of $164.9 million; (iii) cash used to fund our investing activities for capital expenditures totaling $114.9 million; and (iv) cash used for payments on our term loan due October 28, 2030 of $5.8 million. In addition to cash provided by operating activities, proceeds from the issuance of equity under our employee stock purchase plan provided $17.2 million in cash during the six months ended May 2, 2026.

Cash Provided By Operating Activities
The following sections set forth the components of our $487.3 million of cash provided by operating activities during the first six months of fiscal 2026. Net income (adjusted for non-cash charges) provided cash of $612.0 million, offset by cash used in operating assets and liabilities of $124.7 million.

Net income (adjusted for non-cash charges)
The following table sets forth our net income (adjusted for non-cash charges) during the period (in thousands):

Six Months Ended
May 2, 2026
Net income	$368,503
Adjustments for non-cash charges:
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	67,021
Share-based compensation expense	105,300
Amortization of intangible assets	22,020
Deferred taxes	(10,563)
Provision for inventory excess and obsolescence	42,481
Provision for warranty	16,685
Other	603
Net income (adjusted for non-cash charges)	$612,050

Operating Assets and Liabilities
Operating asset and liability requirements increased by $124.7 million during the period. The following table sets forth the major components of the cash changes in operating assets and liabilities (in thousands):

Six Months Ended
May 2, 2026
Accounts receivable	$(71,555)
Inventories	(24,690)
Prepaid expenses and other	(34,047)
Accounts payable, accruals, and other obligations	(27,945)
Deferred revenue	35,442
Operating lease assets and liabilities, net	(1,908)
Total cash consumed by operating assets and liabilities	$(124,703)

As compared to the end of fiscal 2025, for the first six months of fiscal 2026:

•The change in accounts receivable primarily reflects increased sales volume, partially offset by improved cash collections;
•The change in inventories primarily reflects increased finished good inventory to mitigate supply chain volatility, partially offset by reduction in raw materials;
•The change in prepaid expenses and other primarily reflects higher refundable cash advances to a third-party contract manufacturer and higher prepaid value-added tax (VAT);
•The change in accounts payable, accruals, and other obligations primarily reflects the timing of payments associated with our annual incentive compensation plan, partially offset by the timing of payments to suppliers;
•The change in deferred revenue primarily represents an increase in advanced payments received on multi-year maintenance contracts from customers prior to revenue recognition; and
•The change in operating lease assets and liabilities, net, represents cash paid for operating lease payments in excess of operating lease costs.

Cash Paid for Interest, Net

The following table sets forth the cash paid for interest, net, during the period (in thousands):

Six Months Ended
May 2, 2026
Refinanced 2030 Term Loan due October 28, 2030(1)	$32,115
2030 Senior Notes due January 31, 2030(2)	8,000
Interest rate swaps(3)	(1,470)
Revolving Credit Facility(4)	758
Finance leases	1,576
Cash paid during period	$40,979

(1) Interest on the Refinanced 2030 Term Loan is payable periodically based on the interest period selected for borrowing. The Refinanced 2030 Term Loan bears interest at SOFR for the chosen borrowing period plus a spread of 1.75% subject to a minimum SOFR rate of 0.00%. At the end of the second quarter of fiscal 2026, the interest rate on the Refinanced 2030 Term Loan was 5.41%.
(2) The 2030 Notes bear interest at a rate of 4.00% per annum. Interest is payable on the 2030 Notes in arrears on January 31 and July 31 of each year.
(3) Our interest rate swaps fix the SOFR rate for $350.0 million of our Refinanced 2030 Term Loan at 3.47% through January 2028 and another $350.0 million of our Refinanced 2030 Term Loan at 3.287% through December 2028.
(4) During the first six months of fiscal 2026, we utilized the Revolving Credit Facility to issue certain standby letters of credit and paid nominal commitment fees, interest expense and other administrative charges primarily relating to the Revolving Credit Facility.
For additional information about our debt and interest rate swaps, see Notes 11 and 12 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Contractual Obligations
Our contractual obligations have not changed materially since November 1, 2025, except for the item listed below. For a summary of our contractual obligations, see “Liquidity and Capital Resources – Contractual Obligations” in Item 7 of Part II of our 2025 Annual Report.
Purchase Order Obligations. As of May 2, 2026, we had $2.8 billion in outstanding purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of this amount relates to firm, non-cancelable and unconditional obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. For a discussion of quantitative and qualitative disclosures about market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our 2025 Annual Report.

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

The following table provides a summary of repurchases of our common stock during the second quarter of fiscal 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
February 1, 2026 to February 28, 2026	83,510	$300.29	83,510	$564,754
March 1, 2026 to March 28, 2026	73,331	$359.95	73,331	$538,359
March 29, 2026 to May 2, 2026	67,250	$471.02	67,250	$506,683
	224,091	$371.05	224,091

(1) On October 2, 2024, we announced that our Board of Directors authorized a program to repurchase up to $1.0 billion of our common stock, which replaced in its entirety the previous stock repurchase program. The program may be modified, suspended, or discontinued at any time. During the second quarter of fiscal 2026, we repurchased $83.1 million of our common stock under the stock repurchase program, and we had $506.7 million remaining under the current repurchase authorization as of May 2, 2026. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Stock Repurchases” in Item 2 of Part I of this report and Note 15 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for information regarding the stock repurchase program authorized by our Board of Directors.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Arrangements
The following table describes, for the second quarter of fiscal 2026, each trading arrangement for the sale or purchase of our securities adopted, terminated or for which the amount, pricing or timing provisions were modified by our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased or Sold
Marc D. Graff (Senior Vice President and Chief Financial Officer)	Adoption (March 25, 2026)	Rule 10b5-1 trading arrangement	Sales	Until May 22, 2027, or such earlier date upon which all transactions are completed or expire without execution	(1)
(1)    The aggregate number of shares of common stock to be sold pursuant to Mr. Graff’s arrangement is up to 33% of the net after-tax shares of common stock to be received as a result of the vesting of (i) an aggregate of 54,664 restricted stock units on March 20, 2026, June 20, 2026, August 1, 2026, September 20, 2026, November 1, 2026, December 20, 2026, February 1, 2027, March 20, 2027, and May 1, 2027 plus (ii) performance stock units that have not yet been earned, the actual number of which depends on performance and ranges from 0% to 200% of the 2,788 shares subject to the award at the target level of performance which will vest on December 20, 2026. The actual number of net after-tax shares to be received will vary based on the market price of our common stock at the time of settlement.

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

Ciena Corporation
Date:	June 4, 2026	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	June 4, 2026	By:	/s/ Marc D. Graff
Marc D. Graff
Senior Vice President and Chief Financial Officer (Principal Financial Officer)