Form 10-Q
period 2026-08-01
CIENA CORP
filed 2026-09-03
CIK 936395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
Commission File Number: 001-36250
Ciena Corporation
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)
8150 Maple Lawn Blvd, Suite 300, Fulton, MD
(Address of principal executive offices)

23-2725311
(I.R.S. Employer Identification No.)
20759
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 28, 2026
Common Stock, par value $0.01 per share	141,808,525

CIENA CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Revenue:
Products	$1,390,274	$976,801	$3,881,632	$2,730,167
Services	280,855	242,584	787,278	687,356
Total revenue	1,671,129	1,219,385	4,668,910	3,417,523
Cost of goods sold:
Products	768,661	580,028	2,171,342	1,620,816
Services	143,203	136,278	421,229	368,969
Total cost of goods sold	911,864	716,306	2,592,571	1,989,785
Gross profit	759,265	503,079	2,076,339	1,427,738
Operating expenses:
Research and development	236,673	211,898	696,036	619,429
Selling and marketing	153,969	148,724	452,875	424,911
General and administrative	62,844	60,596	183,308	171,450
Significant asset impairments and restructuring costs	887	1,770	3,190	5,262
Amortization of intangible assets	3,713	6,556	12,162	19,646
Acquisition and integration costs	—	—	306	—
Total operating expenses	458,086	429,544	1,347,877	1,240,698
Income from operations	301,179	73,535	728,462	187,040
Interest and other income, net	22,388	15,090	49,456	34,539
Interest expense	(5,803)	(22,806)	(47,979)	(67,421)
Loss on extinguishment and modification of debt	(7,143)	—	(7,143)	(729)
Income before income taxes	310,621	65,819	722,796	153,429
Provision for income taxes	44,203	15,511	87,875	49,580
Net income	$266,418	$50,308	$634,921	$103,849
Basic net income per common share	$1.88	$0.35	$4.46	$0.73
Diluted net income per potential common share	$1.83	$0.35	$4.34	$0.72
Weighted average basic common shares outstanding	142,061	141,846	142,229	142,437
Weighted average dilutive potential common shares outstanding	145,967	144,499	146,227	145,158

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Quarter Ended		Nine Months Ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Net income	$266,418	$50,308	$634,921	$103,849
Unrealized loss on available-for-sale securities, net of tax	(717)	(31)	(1,290)	(430)
Unrealized gain (loss) on foreign currency forward contracts, net of tax	(7,011)	(882)	(3,257)	5,803
Unrealized gain (loss) on interest rate swaps, net of tax	(3,225)	(2,229)	1,054	(9,110)
Change in cumulative translation adjustments	(13,994)	(2,092)	(6,500)	5,619
Other comprehensive income (loss)	(24,947)	(5,234)	(9,993)	1,882
Total comprehensive income	$241,471	$45,074	$624,928	$105,731

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	August 1, 2026	November 1, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,445,708	$1,091,952
Short-term investments	184,293	216,148
Accounts receivable, net of allowance for credit losses of $9.6 million and $11.2 million as of August 1, 2026 and November 1, 2025, respectively	1,233,610	975,856
Inventories, net	871,987	826,235
Prepaid expenses and other	527,014	455,316
Total current assets	5,262,612	3,565,507
Long-term investments	213,553	57,142
Equipment, building, furniture and fixtures, net	491,656	386,779
Operating right-of-use assets	45,667	38,613
Goodwill	513,340	521,204
Other intangible assets, net	188,824	224,210
Deferred tax asset, net	1,092,726	884,889
Other long-term assets	188,862	186,323
Total assets	$7,997,240	$5,864,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$654,070	$542,841
Accrued liabilities and other short-term obligations	508,149	531,081
Deferred revenue	211,453	208,936
Operating lease liabilities	12,261	13,956
Current portion of long-term debt	—	11,580
Total current liabilities	1,385,933	1,308,394
Long-term deferred revenue	99,828	94,850
Other long-term obligations	186,265	175,426
Long-term operating lease liabilities	38,633	32,516
Long-term debt, net	3,229,843	1,524,158
Total liabilities	4,940,502	3,135,344
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock – par value $0.01; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock – par value $0.01; 290,000,000 shares authorized; 141,897,511 and 141,016,300 shares issued and outstanding	1,419	1,410
Additional paid-in capital	5,655,535	5,953,057
Accumulated other comprehensive loss	(65,028)	(55,035)
Accumulated deficit	(2,535,188)	(3,170,109)
Total stockholders’ equity	3,056,738	2,729,323
Total liabilities and stockholders’ equity	$7,997,240	$5,864,667

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended
	August 1,	August 2,
	2026	2025
Cash flows provided by operating activities:
Net income	$634,921	$103,849
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	7,143	159
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	102,347	76,637
Share-based compensation expense	163,178	135,696
Amortization of intangible assets	35,386	26,343
Deferred taxes	49,266	(21,709)
Provision for inventory excess and obsolescence	72,428	34,185
Provision for warranty	30,050	16,302
Other	(724)	(1,997)
Changes in assets and liabilities:
Accounts receivable	(251,531)	(116,887)
Inventories	(118,334)	(73,493)
Prepaid expenses and other	(111,567)	137,440
Operating lease right-of-use assets	7,956	8,759
Accounts payable, accruals and other obligations	66,956	83,354
Deferred revenue	6,764	38,246
Short- and long-term operating lease liabilities	(10,633)	(11,868)
Net cash provided by operating activities	683,606	435,016
Cash flows used in investing activities:
Payments for equipment, furniture and fixtures	(194,893)	(95,373)
Purchases of investments	(325,629)	(191,335)
Proceeds from sales and maturities of investments	203,097	261,611
Settlement of foreign currency forward contracts, net	2,259	(2,635)
Net cash used in investing activities	(315,166)	(27,732)
Cash flows provided by (used in) financing activities:
Proceeds from modification of debt, net	—	19,175
Cash paid for extinguishment of debt	(1,140,930)	(19,175)
Payment of long-term debt	(5,790)	(8,685)
Payment for convertible bond hedge	(988,425)	—
Proceeds from sale of warrants	873,425	—
Proceeds from issuance of convertible notes	2,875,000	—
Payment of debt issuance costs	(43,622)	(12)
Payment of finance lease obligations	(3,572)	(3,244)
Shares repurchased for tax withholdings on vesting of stock unit awards	(278,338)	(60,043)
Repurchases of common stock - repurchase program, net	(337,914)	(250,035)
Proceeds from issuance of common stock	38,025	35,874
Net cash provided by (used in) financing activities	987,859	(286,145)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,554)	60
Net increase in cash, cash equivalents and restricted cash	1,353,745	121,199
Cash, cash equivalents and restricted cash at beginning of period	1,092,197	935,026
Cash, cash equivalents and restricted cash at end of period	$2,445,942	$1,056,225
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net	$58,712	$68,243
Cash paid during the period for income taxes, net	$84,583	$84,898
Operating lease payments	$12,383	$13,246
Non-cash investing and financing activities
Purchase of equipment in accounts payable	$24,987	$14,819
Repurchase of common stock in accrued liabilities from repurchase program, net	$—	$2,231
Operating right-of-use assets subject to lease liability	$16,144	$21,850
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CIENA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at November 1, 2025	141,016,300	$1,410	$5,953,057	$(55,035)	$(3,170,109)	$2,729,323
Net income	—	—	—	—	634,921	634,921
Other comprehensive loss	—	—	—	(9,993)	—	(9,993)
Purchase of convertible bond hedge, net of tax	—	—	(758,468)	—	—	(758,468)
Proceeds from sale of warrants	—	—	873,425	—	—	873,425
Repurchase of common stock - repurchase program, net	(952,501)	(10)	(335,325)	—	—	(335,335)
Issuance of shares from employee equity plans	2,713,009	27	37,998	—	—	38,025
Share-based compensation expense	—	—	163,178	—	—	163,178
Shares repurchased for tax withholdings on vesting of stock unit awards	(879,297)	(8)	(278,330)	—	—	(278,338)
Balance at August 1, 2026	141,897,511	$1,419	$5,655,535	$(65,028)	$(2,535,188)	$3,056,738

	Common Stock Shares	Par Value	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at November 2, 2024	142,656,116	$1,427	$6,154,869	$(46,711)	$(3,293,447)	$2,816,138
Net income	—	—	—	—	103,849	103,849
Other comprehensive income	—	—	—	1,882	—	1,882
Repurchase of common stock - repurchase program, net	(3,268,252)	(33)	(246,062)	—	—	(246,095)
Issuance of shares from employee equity plans	2,754,659	27	35,847	—	—	35,874
Share-based compensation expense	—	—	135,696	—	—	135,696
Shares repurchased for tax withholdings on vesting of stock unit awards	(799,996)	(8)	(60,035)	—	—	(60,043)
Balance at August 2, 2025	141,342,527	$1,413	$6,020,315	$(44,829)	$(3,189,598)	$2,787,301

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

(3)REVENUE
Segment and Product Line Disaggregation of Revenue

Ciena’s disaggregated segment and product line revenue as presented below depicts the nature, amount, and timing of revenue and cash flows for similar groupings of Ciena’s various offerings. The sales cycle, contractual obligations, customer requirements, and go-to-market strategies may differ for each of its product categories, resulting in different economic risk profiles for each category. Ciena has the following operating segments for reporting purposes: (i) Networking Platforms; (ii) Platform Software and Services; (iii) Blue Planet Automation Software and Services; and (iv) Global Services. See Note 19 below.

The tables below set forth Ciena’s disaggregated revenue for the periods indicated (in thousands):

	Quarter Ended August 1, 2026
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Optical Networking	$1,191,307	$—	$—	$—	$1,191,307
Routing and Switching	164,368	—	—	—	164,368
Platform Software and Services	—	98,657	—	—	98,657
Blue Planet Automation Software and Services	—	—	23,205	—	23,205
Maintenance, Support, and Learning	—	—	—	89,851	89,851
Implementation	—	—	—	87,871	87,871
Advisory and Enablement	—	—	—	15,870	15,870
Total revenue by product line	$1,355,675	$98,657	$23,205	$193,592	$1,671,129

Timing of revenue recognition:
Products and services at a point in time	$1,355,675	$30,403	$4,955	$36,183	$1,427,216
Services transferred over time	—	68,254	18,250	157,409	243,913
Total revenue by timing of revenue recognition	$1,355,675	$98,657	$23,205	$193,592	$1,671,129

	Quarter Ended August 2, 2025
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Optical Networking	$815,497	$—	$—	$—	$815,497
Routing and Switching	125,857	—	—	—	125,857
Platform Software and Services	—	89,961	—	—	89,961
Blue Planet Automation Software and Services	—	—	27,805	—	27,805
Maintenance, Support, and Learning	—	—	—	80,743	80,743
Implementation	—	—	—	65,878	65,878
Advisory and Enablement	—	—	—	13,644	13,644
Total revenue by product line	$941,354	$89,961	$27,805	$160,265	$1,219,385

Timing of revenue recognition:
Products and services at a point in time	$941,354	$24,281	$11,909	$9,806	$987,350
Services transferred over time	—	65,680	15,896	150,459	232,035
Total revenue by timing of revenue recognition	$941,354	$89,961	$27,805	$160,265	$1,219,385

	Nine Months Ended August 1, 2026
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Optical Networking	$3,314,317	$—	$—	$—	$3,314,317
Routing and Switching	464,604	—	—	—	464,604
Platform Software and Services	—	285,919	—	—	285,919
Blue Planet Automation Software and Services	—	—	66,986	—	66,986
Maintenance, Support, and Learning	—	—	—	266,687	266,687
Implementation	—	—	—	235,522	235,522
Advisory and Enablement	—	—	—	34,875	34,875
Total revenue by product line	$3,778,921	$285,919	$66,986	$537,084	$4,668,910

Timing of revenue recognition:
Products and services at a point in time	$3,778,921	$88,999	$15,336	$74,613	$3,957,869
Services transferred over time	—	196,920	51,650	462,471	711,041
Total revenue by timing of revenue recognition	$3,778,921	$285,919	$66,986	$537,084	$4,668,910

	Nine Months Ended August 2, 2025
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Product lines:
Optical Networking	$2,317,062	$—	$—	$—	$2,317,062
Routing and Switching	311,749	—	—	—	311,749
Platform Software and Services	—	270,469	—	—	270,469
Blue Planet Automation Software and Services	—	—	81,787	—	81,787
Maintenance, Support, and Learning	—	—	—	234,758	234,758
Implementation	—	—	—	171,735	171,735
Advisory and Enablement	—	—	—	29,963	29,963
Total revenue by product line	$2,628,811	$270,469	$81,787	$436,456	$3,417,523

Timing of revenue recognition:
Products and services at a point in time	$2,628,811	$75,260	$32,846	$23,783	$2,760,700
Services transferred over time	—	195,209	48,941	412,673	656,823
Total revenue by timing of revenue recognition	$2,628,811	$270,469	$81,787	$436,456	$3,417,523

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

For the periods indicated, Ciena’s geographic distribution of revenue was as follows (in thousands):

	Quarter Ended		Nine Months Ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Geographic distribution:
Americas	$1,316,796	$923,627	$3,637,233	$2,553,081
EMEA	180,550	186,018	577,175	535,519
APAC	173,783	109,740	454,502	328,923
Total revenue by geographic distribution	$1,671,129	$1,219,385	$4,668,910	$3,417,523

Ciena’s revenue includes $1.3 billion and $882.8 million of U.S. revenue for the third quarter of fiscal 2026 and 2025, respectively. For the nine months ended August 1, 2026 and August 2, 2025, U.S. revenue was $3.5 billion and $2.4 billion, respectively. No other country accounted for 10% or more of total revenue for the periods indicated in the above table.

For the periods indicated, the only customers that accounted for 10% or more of total revenue were as follows (in thousands):

	Quarter Ended		Nine Months Ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Cloud provider A	$476,570	$217,954	$1,128,775	$538,195
Cloud provider B	219,644	n/a*	592,137	n/a*
Service provider	n/a*	133,014	n/a*	361,394
Total	$696,214	$350,968	$1,720,912	$899,589
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

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities (deferred revenue) from contracts with customers (in thousands):

	Balance at August 1, 2026	Balance at November 1, 2025
Accounts receivable, net	$1,233,610	$975,856
Long-term accounts receivable	$18,043	$28,610
Deferred revenue	$311,281	$303,786
Contract assets for unbilled accounts receivable, net	$160,888	$157,868

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

Contract liabilities consist of deferred revenue and represent advanced payments against non-cancelable customer orders received prior to revenue recognition. Ciena recognized approximately $174.3 million and $134.6 million of revenue during the first nine months of fiscal 2026 and 2025, respectively, that was included in the deferred revenue balance as of November 1, 2025 and November 2, 2024, respectively. Revenue recognized due to changes in transaction price from performance obligations satisfied or partially satisfied in previous periods was immaterial during the nine months ended August 1, 2026 and August 2, 2025.

As of the dates indicated, deferred revenue is comprised of the following (in thousands):

	August 1, 2026	November 1, 2025
Products	$30,428	$65,382
Services	280,853	238,404
Total deferred revenue	311,281	303,786
Less current portion	(211,453)	(208,936)
Long-term deferred revenue	$99,828	$94,850

Capitalized Contract Acquisition Costs

Capitalized contract acquisition costs consist of deferred sales commissions and were $38.9 million and $37.4 million as of August 1, 2026 and November 1, 2025, respectively. Capitalized contract acquisition costs were included in (i) prepaid expenses and other, and (ii) other long-term assets. The amortization expense associated with these costs was $28.1 million and $26.0 million during the first nine months of fiscal 2026 and 2025, respectively, and was included in selling and marketing expense on the Condensed Consolidated Statements of Operations.

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) are comprised of non-cancelable customer purchase orders for products and services that are awaiting transfer of control for revenue recognition under the applicable contract terms. The timing of fulfillment of remaining performance obligations can be impacted by supply conditions. As of August 1, 2026, the aggregate amount of RPO was $2.5 billion. The majority of Ciena’s performance obligations will be satisfied within a year and any remaining performance obligations are typically recognized within three years.

(4)SIGNIFICANT ASSET IMPAIRMENT AND RESTRUCTURING COSTS

Restructuring Costs

Ciena regularly monitors its spending to optimize operating expenses and to ensure that its strategic investments are aligned with its highest-growth demand opportunities. The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in accrued liabilities and other short-term obligations on the Condensed Consolidated Balance Sheets for the nine months ended August 1, 2026 (in thousands):

	Workforce restructuring	Other restructuring activities		Total
Balance at November 1, 2025	$8,436	$—		$8,436
Charges	1,815	1,375	(1)	3,190
Cash payments	(9,712)	(1,375)		(11,087)
Balance at August 1, 2026	$539	$—		$539
Current restructuring liabilities	$539	$—		$539
(1) Primarily represents costs related to restructured real estate facilities.

The following table sets forth the restructuring activity and balance of the restructuring liability accounts, which are included in accrued liabilities and other short-term obligations on the Condensed Consolidated Balance Sheets for the nine months ended August 2, 2025 (in thousands):

	Workforce restructuring	Other restructuring activities		Total
Balance at November 2, 2024	$1,927	$—		$1,927
Charges	1,996	3,266	(1)	5,262
Cash payments	(3,389)	(3,266)		(6,655)
Balance at August 2, 2025	$534	$—		$534
Current restructuring liabilities	$534	$—		$534
(1) Primarily represents costs related to restructured real estate facilities.

(5)INTEREST AND OTHER INCOME, NET
The components of interest and other income, net, are as follows for the periods indicated (in thousands):

	Quarter Ended		Nine Months Ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Interest income	$22,161	$16,173	$49,681	$43,318
Gains (losses) on non-hedge designated foreign currency forward contracts (1)	(622)	744	542	(1,593)
Foreign currency exchange losses (2)	(271)	(1,796)	(3,003)	(4,799)
Other	1,120	(31)	2,236	(2,387)
Interest and other income, net	$22,388	$15,090	$49,456	$34,539

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
(2) Ciena Corporation, as the U.S. parent entity, uses the U.S. Dollar (“USD”) as its functional currency; however, some of its foreign branch offices and subsidiaries use local currencies as their functional currencies. The related remeasurement adjustments were recorded in interest and other income, net, on the Condensed Consolidated Statements of Operations.

(6) INCOME TAXES

The effective tax rate for the third quarter and first nine months of fiscal 2026 was lower than the effective tax rate for the third quarter and first nine months of fiscal 2025. The decrease was primarily due to an income tax benefit for share-based compensation expense and a change in mix of earnings in jurisdictions with lower tax rates.

(7)CASH EQUIVALENT, SHORT-TERM AND LONG-TERM INVESTMENTS

As of the dates indicated, investments classified as available-for-sale are comprised of the following (in thousands):

	August 1, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$184,411	$1	$(578)	$183,834
Corporate debt securities	222,685	1	(269)	222,417
Time deposits	93,091	—	(4)	93,087
	$500,187	$2	$(851)	$499,338

Included in cash equivalents	$101,492	$—	$—	$101,492
Included in short-term investments	184,489	1	(197)	184,293
Included in long-term investments	214,206	1	(654)	213,553
	$500,187	$2	$(851)	$499,338

	November 1, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$147,466	$304	$—	$147,770
Corporate debt securities	119,808	260	—	120,068
Time deposits	74,984	6	—	74,990
	$342,258	$570	$—	$342,828

Included in cash equivalents	$69,538	$—	$—	$69,538
Included in short-term investments	215,786	362	—	216,148
Included in long-term investments	56,934	208	—	57,142
	$342,258	$570	$—	$342,828

The following table summarizes the legal maturities of debt investments as of August 1, 2026 (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$285,981	$285,785
Due in 1-2 years	214,206	213,553
	$500,187	$499,338

(8)FAIR VALUE MEASUREMENTS

    As of the dates indicated, the following tables summarize the assets and liabilities that were recorded at fair value on a recurring basis (in thousands):

	August 1, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,877,098	$—	$—	$1,877,098
Bond mutual fund	121,272	—	—	121,272
Time deposits	93,087	—	—	93,087
Deferred compensation plan assets	27,357	—	—	27,357
U.S. government obligations	—	183,834	—	183,834
Corporate debt securities	—	222,417	—	222,417
Foreign currency forward contracts	—	4,322	—	4,322
Total assets measured at fair value	$2,118,814	$410,573	$—	$2,529,387

Liabilities:
Foreign currency forward contracts	$—	$11,003	$—	$11,003
Total liabilities measured at fair value	$—	$11,003	$—	$11,003

	November 1, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$713,707	$—	$—	$713,707
Bond mutual fund	117,931	—	—	117,931
Time deposits	74,990	—	—	74,990
Deferred compensation plan assets	21,179	—	—	21,179
U.S. government obligations	—	147,770	—	147,770
Corporate debt securities	—	120,068	—	120,068
Foreign currency forward contracts	—	3,236	—	3,236
Total assets measured at fair value	$927,807	$271,074	$—	$1,198,881

Liabilities:
Foreign currency forward contracts	$—	$6,314	$—	$6,314
Forward starting interest rate swaps	—	1,345	—	1,345
Total liabilities measured at fair value	$—	$7,659	$—	$7,659

As of the dates indicated, the assets and liabilities above were presented on Ciena’s Condensed Consolidated Balance Sheets as follows (in thousands):

	August 1, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$2,087,490	$12,372	$—	$2,099,862
Short-term investments	3,967	180,326	—	184,293
Prepaid expenses and other	—	4,322	—	4,322
Long-term investments	—	213,553	—	213,553
Other long-term assets	27,357	—	—	27,357
Total assets measured at fair value	$2,118,814	$410,573	$—	$2,529,387

Liabilities:
Accrued liabilities and other short-term obligations	$—	$11,003	$—	$11,003
Total liabilities measured at fair value	$—	$11,003	$—	$11,003

	November 1, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$901,077	$99	$—	$901,176
Short-term investments	5,551	210,597	—	216,148
Prepaid expenses and other	—	3,236	—	3,236
Long-term investments	—	57,142	—	57,142
Other long-term assets	21,179	—	—	21,179
Total assets measured at fair value	$927,807	$271,074	$—	$1,198,881

Liabilities:
Accrued liabilities and other short-term obligations	$—	$6,314	$—	$6,314
Other long-term obligations	—	1,345	—	1,345
Total liabilities measured at fair value	$—	$7,659	$—	$7,659

Ciena did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

(9) INVENTORIES
As of the dates indicated, inventories are comprised of the following (in thousands):

	August 1, 2026	November 1, 2025
Raw materials	$631,322	$593,783
Work-in-process	56,693	35,051
Finished goods	305,714	286,050
Deferred cost of goods sold	54,124	40,759
Gross inventories	1,047,853	955,643
Reserve for inventory excess and obsolescence	(175,866)	(129,408)
Inventories, net	$871,987	$826,235

During the first nine months of fiscal 2026, Ciena recorded a provision for inventory excess and obsolescence of $72.4 million, primarily driven by reductions in forecasted demand for certain products. Deductions from the reserve were primarily attributable to sales and disposal activities.

(10) EQUIPMENT, BUILDING, FURNITURE AND FIXTURES
As of the dates indicated, equipment, building, furniture and fixtures are comprised of the following (in thousands):

	August 1, 2026	November 1, 2025
Equipment, furniture and fixtures (1)	$1,075,544	$892,223
Building subject to capital lease	67,218	67,242
Leasehold improvements	88,647	91,562
	1,231,409	1,051,027
Accumulated depreciation and amortization	(739,753)	(664,248)
	$491,656	$386,779
(1) Increase is primarily due to investments in our production capacity.

The total of the depreciation of equipment, furniture and fixtures and the amortization of leasehold improvements was $94.6 million and $69.5 million for the first nine months of fiscal 2026 and 2025, respectively.

(11) OTHER BALANCE SHEET DETAILS
As of the dates indicated, accrued liabilities and other short-term obligations are comprised of the following (in thousands):

	August 1, 2026	November 1, 2025
Compensation, payroll related tax and benefits	$248,651	$281,542
Warranty	66,500	55,533
Vacation	35,743	33,708
Foreign currency forward contracts	11,003	6,314
Finance lease liabilities	5,140	4,741
Income taxes payable	117	10,729
Interest payable	—	6,101
Other	140,995	132,413
	$508,149	$531,081

The following table summarizes the activity in Ciena’s accrued warranty for the periods indicated (in thousands):

	Beginning Balance	Current Period Provisions	Settlements	Ending Balance
Nine Months Ended August 2, 2025	$55,267	16,302	(18,503)	$53,066
Nine Months Ended August 1, 2026	$55,533	30,050	(19,083)	$66,500

(12) DERIVATIVE INSTRUMENTS

Foreign Currency Derivatives

Ciena conducts business globally and is exposed to foreign currency exchange rate changes. To limit this exposure, Ciena enters into foreign currency contracts. Ciena does not enter into such contracts for speculative purposes.

As of August 1, 2026 and November 1, 2025, Ciena had forward contracts to hedge its foreign exchange exposure in order to reduce variability in certain currencies for expenses principally related to research and development activities. The notional amount of these contracts was approximately $491.8 million and $431.4 million as of August 1, 2026 and November 1, 2025, respectively. These foreign exchange contracts have maturities of 24 months or less and have been designated as cash flow hedges.

As of August 1, 2026 and November 1, 2025, Ciena had forward contracts designated as net investment hedges to minimize the effect of foreign exchange rate movements on its net investments in foreign operations. The notional amount of these contracts was approximately $57.7 million and $62.0 million as of August 1, 2026 and November 1, 2025, respectively. These foreign exchange contracts have maturities of 36 months or less and have been designated as net investment hedges.

As of August 1, 2026 and November 1, 2025, Ciena had forward contracts in place to hedge its foreign exchange exposure in order to reduce the variability in various currencies of certain balance sheet items. The notional amount of these contracts was approximately $68.3 million and $175.7 million as of August 1, 2026 and November 1, 2025, respectively. These foreign exchange contracts have maturities of 12 months or less and have not been designated as hedges for accounting purposes.

Interest Rate Derivatives

Ciena was exposed to floating rates of interest on its term loan borrowings (see Note 13 below) and hedged such risk by entering into floating-to-fixed interest rate swap arrangements (“interest rate swaps”).

Ciena expected the variable rate payments to be received under the terms of these interest rate swaps to offset, exactly, the forecasted variable rate payments on the equivalent notional amount of the Refinanced 2030 Term Loan (as defined in Note 13 below). These derivative contracts were designated as cash flow hedges and fixed the Secured Overnight Financing Rate (“SOFR”) for $350.0 million of its floating rate debt at 3.47% through January 2028, and an additional $350.0 million at 3.287% through December 2028. The total notional amount of such swaps in effect was $350.0 million, each, as of November 1, 2025.

In June 2026, Ciena terminated its interest rate swaps in conjunction with the extinguishment of the Refinanced 2030 Term Loan (see Note 13). Ciena received cash and recognized a $7.8 million gain for the termination of the swaps reported in interest expense on the Condensed Consolidated Statements of Operations. As of August 1, 2026, Ciena did not have any interest rate swap agreements.

Other information regarding Ciena’s derivatives is immaterial for separate financial statement presentation. See Note 5 and Note 8 above.

(13) SHORT-TERM AND LONG-TERM DEBT

Outstanding Convertible Notes Payable

2031 Convertible Senior Notes

On June 11, 2026, Ciena closed a private offering of $2.88 billion aggregate principal amount of 0.00% Convertible Senior Notes due 2031 (the “2031 Notes”) to qualified buyers, which includes $375.0 million aggregate principal amount of 2031 Notes issued in connection with the initial purchasers’ full exercise of their option to acquire additional 2031 Notes, pursuant to an indenture, dated June 11, 2026 (the “Indenture”). The 2031 Notes will not bear regular interest and the principal amount of the 2031 Notes will not accrete. The 2031 Notes will mature on September 15, 2031 unless earlier converted, redeemed or repurchased. Ciena intends to use the net proceeds in excess of the repayment of the Refinanced 2030 Term Loan described below, related fees, and expenses for general corporate purposes and investments to enhance supply chain capacity. In addition, a portion of the proceeds from the 2031 Notes were used to repurchase $140.0 million, or approximately 0.3 million shares, of Ciena’s common stock pursuant to its existing stock repurchase program concurrent to settlement.

The initial conversion rate for the 2031 Notes is 1.3393 shares of Ciena’s common stock per $1,000 principal amount of 2031 Notes, which is equivalent to an initial conversion price of approximately $746.66 per share. If certain corporate events occur prior to the maturity date, or if Ciena delivers a notice of redemption, Ciena will, in certain circumstances, increase the conversion rate.

On or after September 20, 2029, Ciena has the option to redeem for cash all or any portion of the 2031 Notes if the last reported sale price of Ciena’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which Ciena provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2031 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. If Ciena redeems less than all the outstanding 2031 Notes, at least $100 million aggregate principal amount of the 2031 Notes must be outstanding and not subject to redemption as of the relevant redemption date.

Prior to the close of business on the business day immediately preceding June 15, 2031, the 2031 Notes are convertible at the option of the holders only under the following circumstances:
•at any time during the 30 consecutive trading day period beginning on, and including, the 21st trading day of any fiscal quarter commencing after the fiscal quarter ending on October 31, 2026, if the last reported sale price of Ciena’s common stock is greater than or equal to 130% of the conversion price for each of at least five trading days (whether or not consecutive) during the first 20 consecutive trading days of such fiscal quarter;
•during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2031 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day;
•if Ciena calls such 2031 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2031 Notes called (or deemed called) for redemption; or
•upon the occurrence of certain corporate events, as specified in the Indenture.

In addition, at any time on or after June 15, 2031, holders may convert their 2031 Notes at their option, and in multiples of $1,000 principal amount, without regard to the foregoing circumstances. Upon conversion, Ciena is required to satisfy its conversion obligation with respect to such converted 2031 Notes by delivering cash equal to the principal amount of such converted 2031 Notes and will settle any conversion value in excess in cash, shares of common stock or a combination of cash and shares of common stock, at Ciena’s election.

Upon the occurrence of a fundamental change (as defined in the Indenture), subject to certain conditions, the holders of the 2031 Notes may require Ciena to repurchase for cash all or any portion of their 2031 Notes in multiples of $1,000 principal amount, at a repurchase price of the principal amount of the 2031 Notes to be purchased, plus accrued and unpaid interest to, but excluding the repurchase date.

The Indenture contains customary covenants and events of default.

The net carrying value of Ciena’s convertible notes was comprised of the following as of the date indicated (in thousands):

	August 1, 2026
	Principal Balance	Deferred Debt Issuance Costs	Net Carrying Value
2031 Notes	$2,875,000	$(42,794)	$2,832,206

Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the convertible note. The amortization of deferred debt issuance costs for the 2031 Notes is included in interest expense and was minimal during the first nine months of fiscal 2026.

As of August 1, 2026, the estimated fair value of the 2031 Convertible Notes was $2.7 billion. The 2031 Notes are categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its 2031 Notes using a market approach based on observable inputs, such as current market transactions involving comparable securities.

2031 Note Hedge Transactions

On June 11, 2026, Ciena paid an aggregate amount of $988.4 million for convertible note hedge transactions entered into in connection with the issuance of the 2031 Notes (the “2031 Hedge Transactions”). The 2031 Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those in the 2031 Notes, approximately 3.9 million shares of Ciena’s common stock, which is the same number of shares initially underlying the 2031 Notes, at a strike price of $746.66, subject to customary adjustments. The 2031 Hedge Transactions will expire upon the maturity of the 2031 Notes, subject to earlier exercise or termination.

The 2031 Hedge Transactions are expected generally to reduce the potential dilutive effect of the conversion of the 2031 Notes and/or offset any cash payments Ciena makes in excess of the principal amount of the converted 2031 Notes, in the event that the market price per share of Ciena’s common stock, as measured under the terms of the 2031 Hedge Transactions, is greater than the 2031 Hedge Transactions strike price of $746.66. The 2031 Hedge Transactions meet the criteria in ASC 815-40 to be classified within Stockholders' Equity, and therefore these transactions are not revalued after their issuance.

Ciena made a tax election to integrate the 2031 Notes and the 2031 Hedge Transactions. As a result of this election, Ciena expects the cost of the 2031 Hedge Transactions to be deductible as original issue discount interest for tax purposes over the term of the 2031 Notes. Ciena recorded a $230.0 million deferred tax asset with a corresponding adjustment to additional paid-in capital on our Condensed Consolidated Balance Sheet.

Warrant Transactions

On June 11, 2026, concurrently with entering into the 2031 Hedge Transactions, Ciena separately entered into privately-negotiated warrant transactions (the “2031 Warrant Transactions”), whereby Ciena sold to the counterparties warrants (the “2031 Warrants”) to purchase, subject to anti-dilution adjustments, 3.9 million shares, of its common stock at an initial strike price of $1,000 per share. Ciena received aggregate proceeds of $873.4 million from the 2031 Warrant Transactions with the counterparties. The 2031 Warrants expire in December 2031.

If the market value per share of the common stock exceeds the strike price of the 2031 Warrants, the 2031 Warrants will have a dilutive effect on our earnings per share, unless Ciena elects, subject to certain conditions, to settle the 2031 Warrants in cash. The 2031 Warrants meet the criteria in ASC 815-40 to be classified within Stockholders' Equity, and therefore the 2031 Warrants are not revalued after issuance.

Term Loan Payable

Refinanced 2030 Term Loan

On June 11, 2026, outstanding amounts under Ciena’s Refinanced 2030 Term Loan due October 28, 2030 were repaid in full. The net carrying value of the Refinanced 2030 Term Loan as of November 1, 2025 was $1.14 billion. Deferred debt issuance costs were amortized using the straight-line method, which approximated the effect of the effective interest rate method, through the maturity of the Refinanced 2030 Term Loan. The amortization of deferred debt issuance costs for the Refinanced 2030 Term Loan was included in interest expense, and was minimal during both the first nine months of fiscal 2026 and fiscal 2025.

The proceeds from Ciena’s 2031 Notes were used to repay the full $1.14 billion for the outstanding principal of the Refinanced 2030 Term Loan, including accrued interest.

Outstanding Senior Notes Payable

2030 Notes

On January 18, 2022, Ciena entered into an Indenture among Ciena, as issuer, certain domestic subsidiaries of Ciena, as guarantors, and U.S. Bank National Association, as trustee, pursuant to which Ciena issued $400.0 million in aggregate principal amount of 4.00% fixed-rate senior notes due 2030 (the “2030 Notes”).

The net carrying value of the 2030 Notes was comprised of the following as of the dates indicated (in thousands):

	August 1, 2026			November 1, 2025
	Principal Balance	Deferred Debt Issuance Costs	Net Carrying Value	Net Carrying Value
2030 Notes	$400,000	$(2,363)	$397,637	$397,119

Deferred debt issuance costs are amortized using the straight-line method, which approximates the effect of the effective interest rate, through the maturity of the 2030 Notes. The amortization of deferred debt issuance costs for the 2030 Notes is included in interest expense and was minimal during both the first nine months of fiscal 2026 and fiscal 2025.

As of August 1, 2026, the estimated fair value of the 2030 Notes was $379.0 million. The 2030 Notes are categorized as Level 2 in the fair value hierarchy. Ciena estimated the fair value of its 2030 Notes using a market approach based on observable inputs, such as current market transactions involving comparable securities.

(14)REVOLVING CREDIT FACILITY

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
On October 24, 2023, pursuant to the Incremental Amendment Agreement to the Credit Agreement among Ciena, as borrower, and Ciena Communications, Inc., Ciena Government Solutions, Inc., Ciena Communications International, LLC, and Blue Planet Software, Inc., as guarantors, Ciena incurred a new senior secured revolving credit facility of $300.0 million (the “Revolving Credit Facility”), which replaced the ABL Credit Facility.

On June 11, 2026, and in connection with the 2031 Notes offering (as defined in Note 13 above) Ciena, modified its Revolving Credit Facility to amend by, among other things:

•extending the maturity date of the Revolving Credit Facility from October 24, 2028 to October 24, 2030;
•removing the credit spread adjustment applicable to SOFR-based borrowings under the Revolving Credit Facility;
•adding daily SOFR as an interest rate option for borrowings under the Revolving Credit Facility;
•providing that the outstanding borrowings under the Revolving Credit Facility bear interest, at Ciena’s election, at a rate per annum (which is subject to increase during an event of default) of, at Ciena’s option, either term SOFR or daily SOFR (subject to a floor of 0.00%) plus a margin ranging from 1.25% to 2.00%, as applicable, or a base rate (subject to a floor of 1.00%) plus a margin ranging from 0.25% to 1.00%, in each case, with such interest rate margin based on Ciena’s consolidated net leverage ratio (the “Total Net Leverage Ratio”);
•providing for a commitment fee payable on the unused portion of the Revolving Credit Facility at a per annum rate ranging from 0.20% to 0.30%, with the actual rate determined according to the Total Net Leverage Ratio; and
•providing for increased flexibility with respect to the 2031 Notes offering, the 2031 Hedge Transactions, and the 2031 Warrant Transactions (as defined in Note 13 above).

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

As of August 1, 2026, Ciena was in compliance with the above financial maintenance covenants. Also as of August 1, 2026, letters of credit totaling $40.7 million were issued under our Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility as of August 1, 2026.

(15) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (“AOCI”), net of tax, for the nine months ended August 1, 2026 (in thousands):

	Unrealized Gain (Loss) on
	Available-for-sale Securities	Foreign Currency Forward Contracts	Interest Rate Swaps	Cumulative Translation Adjustment	Total
Balance at November 1, 2025	$422	$(3,803)	$(1,054)	$(50,600)	$(55,035)
Other comprehensive gain (loss) before reclassifications	(1,290)	(6,283)	10,576	(6,500)	(3,497)
Amounts reclassified from AOCI	—	3,026	(9,522)	—	(6,496)
Balance at August 1, 2026	$(868)	$(7,060)	$—	$(57,100)	$(65,028)

The following table summarizes the changes in AOCI, net of tax, for the nine months ended August 2, 2025 (in thousands):

	Unrealized Gain (Loss) on
	Available-for-sale Securities	Foreign Currency Forward Contracts	Interest Rate Swaps	Cumulative Translation Adjustment	Total
Balance at November 2, 2024	$798	$(4,880)	$8,668	$(51,297)	$(46,711)
Other comprehensive gain (loss) before reclassifications	(430)	2,871	(2,826)	5,619	5,234
Amounts reclassified from AOCI	—	2,932	(6,284)	—	(3,352)
Balance at August 2, 2025	$368	$923	$(442)	$(45,678)	$(44,829)

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

(16) EARNINGS PER SHARE CALCULATION

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
The following table presents the calculation of Basic and Diluted EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Net income	$266,418	$50,308	$634,921	$103,849
Basic weighted average shares outstanding	142,061	141,846	142,229	142,437
Effect of dilutive potential common shares	3,906	2,653	3,998	2,721
Diluted weighted average shares outstanding	145,967	144,499	146,227	145,158
Basic EPS	$1.88	$0.35	$4.46	$0.73
Diluted EPS	$1.83	$0.35	$4.34	$0.72
Anti-dilutive stock unit awards, excluded	2	1,371	9	1,330

2031 Notes and Warrant Transactions

Diluted EPS only includes the potential impact of the 2031 Notes and the 2031 Warrant Transactions when dilutive. The 2031 Notes are repayable in cash up to par value, and in cash or shares of common stock for the excess over par value. When the stock price is lower than the strike price, there is no dilutive or anti-dilutive impact. There is a dilutive impact only to the extent the average market price of Ciena’s common stock exceeds the conversion price. The 2031 Warrant Transactions increase the weighted-average number of common shares outstanding when the average market price of our common stock exceeds the $1,000 exercise price under the treasury stock method. See Note 13 above.

Neither the 2031 Notes nor the 2031 Warrant Transactions were included in Diluted EPS in the third quarter and first nine months of fiscal 2026.

(17) STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On October 2, 2024, Ciena announced that its Board of Directors authorized a three-year program to repurchase up to $1.0 billion of its common stock, commencing in fiscal 2025 and continuing through the end of fiscal 2027.

During the first nine months of fiscal 2026, Ciena repurchased approximately 1.0 million shares of its common stock for an aggregate purchase price of approximately $335.3 million, which equates to an average price of $352.06 per share. As of August 1, 2026, Ciena has (i) repurchased 4.9 million shares for an aggregate purchase price of $665.0 million at an average price of $135.55 per share and (ii) has an aggregate of $335.0 million authorized and remaining under its stock repurchase program.

Ciena is required to allocate the purchase price for the shares of Ciena’s stock repurchased as a reduction of common stock and additional paid-in capital.

Stock Repurchases Related to Stock Unit Tax Withholdings
Ciena repurchases shares of its common stock to satisfy employee tax withholding obligations due upon vesting of stock unit awards. The related purchase price of $278.3 million for the shares of Ciena’s stock repurchased during the first nine months of fiscal 2026 is reflected as a reduction to stockholders’ equity. Ciena is required to allocate the purchase price of the repurchased shares as a reduction of common stock and additional paid-in capital.

(18) SHARE-BASED COMPENSATION EXPENSE

The following table summarizes share-based compensation expense for the periods indicated (in thousands):

	Quarter Ended		Nine Months Ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Products	$2,175	$2,027	$6,007	$5,810
Services	4,666	3,941	13,195	11,327
Share-based compensation expense included in cost of goods sold	6,841	5,968	19,202	17,137
Research and development	20,173	16,749	55,353	48,007
Selling and marketing	16,623	13,277	47,863	38,523
General and administrative	14,241	11,008	40,760	32,176
Share-based compensation expense included in operating expense	51,037	41,034	143,976	118,706
Share-based compensation expense capitalized in inventory, net (1)	—	(74)	—	(147)
Total share-based compensation expense	$57,878	$46,928	$163,178	$135,696

(1) Effective the beginning of fiscal 2026, Ciena will no longer be calculating share-based compensation capitalized in inventory due to immateriality.

As of August 1, 2026, total unrecognized share-based compensation expense was $394.9 million, which relates to unvested stock unit awards and is expected to be recognized over a weighted-average period of 1.52 years.

(19) SEGMENTS AND ENTITY-WIDE DISCLOSURES

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

	Quarter Ended		Nine Months Ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Revenue:
Networking Platforms	$1,355,675	$941,354	$3,778,921	$2,628,811
Platform Software and Services	98,657	89,961	285,919	270,469
Blue Planet Automation Software and Services	23,205	27,805	66,986	81,787
Global Services	193,592	160,265	537,084	436,456
Total revenue	$1,671,129	$1,219,385	$4,668,910	$3,417,523
Segment gross profit:
Networking Platforms	$600,633	$365,769	$1,643,367	$1,021,850
Platform Software and Services	85,603	75,609	247,456	228,560
Blue Planet Automation Software and Services	9,376	15,527	22,339	45,709
Global Services	80,146	54,375	205,603	155,453
Total segment gross profit	$775,758	$511,280	$2,118,765	$1,451,572
Research and development expense:
Networking Platforms	$187,689	$166,324	$552,242	$488,821
Platform Software and Services	18,913	18,539	56,603	53,070
Blue Planet Automation Software and Services	8,894	9,161	28,514	26,367
Global Services	1,004	1,125	3,324	3,164
Total segment research and development expense	$216,500	$195,149	$640,683	$571,422
Segment profit (loss):
Networking Platforms	$412,944	$199,445	$1,091,125	$533,029
Platform Software and Services	66,690	57,070	190,853	175,490
Blue Planet Automation Software and Services	482	6,366	(6,175)	19,342
Global Services	79,142	53,250	202,279	152,289
Total segment profit	$559,258	$316,131	$1,478,082	$880,150

Less: Unallocated cost of goods sold	$16,493	$8,201	$42,426	$23,834
Less: Unallocated operating and non-operating expenses	276,347	257,622	800,735	752,467
Consolidated net income	$266,418	$50,308	$634,921	$103,849

Entity-Wide Reporting

Ciena's long-lived assets, including equipment, building, furniture and fixtures, operating right-of-use (“ROU”) assets, finite-lived intangible assets, goodwill, and maintenance spares, are not reviewed by Ciena's CODM for purposes of evaluating performance and allocating resources. As of August 1, 2026, equipment, building, furniture and fixtures, net, totaled $491.7 million, and operating ROU assets totaled $45.7 million, both of which support asset groups within Ciena’s four operating segments and unallocated selling and general and administrative activities.
The following table shows Ciena’s finite-lived intangible assets, goodwill, and maintenance spares allocated by segment and reconciled to total assets (in thousands):

	August 1, 2026
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Other intangible assets, net	$188,824	—	—	—	$188,824
Goodwill	$268,100	156,191	89,049	—	$513,340
Maintenance spares, net	$—	—	—	102,280	$102,280
Total assets assigned to segments					$804,444
Other unallocated assets					7,192,796
Total assets					$7,997,240

	November 1, 2025
	Networking Platforms	Platform Software and Services	Blue Planet Automation Software and Services	Global Services	Total
Other intangible assets, net	$224,210	—	—	—	$224,210
Goodwill	$275,964	156,191	89,049	—	$521,204
Maintenance spares, net	$—	—	—	92,392	$92,392
Total assets assigned to segments					$837,806
Other unallocated assets					5,026,861
Total assets					$5,864,667
The following table shows Ciena’s geographic distribution of equipment, building, furniture and fixtures, net and operating ROU assets (in thousands):

	August 1, 2026	November 1, 2025
Canada	$427,861	$325,584
United States	53,412	44,634
Other International (1)	56,050	55,174
Total	$537,323	$425,392
(1) Any other country representing less than 10% of total is reflected in aggregate as “Other International.”

(20) COMMITMENTS AND CONTINGENCIES

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

Litigation

Ciena is subject to various legal proceedings, claims, and other matters arising in the ordinary course of business, including those that relate to employment, commercial, tax, and other regulatory matters. Ciena is also subject to intellectual property-related claims, including claims against third parties that may involve contractual indemnification obligations on the part of Ciena. Ciena does not expect that the ultimate costs to resolve such matters will have a material effect on its results of operations, financial position, or cash flows.

Purchase Order Obligations

Ciena has certain advanced orders for supply of certain long lead time components. As of August 1, 2026, Ciena had $3.3 billion in outstanding purchase order commitments to contract manufacturers and component suppliers for inventory. In certain instances, Ciena is permitted to cancel, reschedule or adjust a portion of these orders.
(21) SUBSEQUENT EVENTS

Stock Repurchase Program

From the end of the third quarter of fiscal 2026 through August 28, 2026, Ciena repurchased 88,896 shares of its common stock for an aggregate purchase price of $36.0 million at an average price of $404.52 per share, inclusive of repurchases pending settlement under its current stock repurchase program. As of August 28, 2026, Ciena has an aggregate of $299.0 million of authorized funds remaining under this repurchase program.

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

Business Momentum

Our industry has been experiencing unprecedented increases in demand, in particular due to capital expenditures related to AI and other cloud-based applications. As a result, we experienced strong momentum and growth in fiscal 2025 that continued in the first three quarters of fiscal 2026. As our sales to cloud providers grow, we are seeing a small number of those customers become a larger portion of our business across multiple revenue segments. Our revenue increased by 37% to $1.7 billion in the third quarter of fiscal 2026 as compared to $1.2 billion in the third quarter of fiscal 2025, with orders for our products and services significantly exceeding our revenue. This dynamic, together with an industry-wide constrained supply environment, has resulted in historically high backlog. As part of our efforts to secure both long-term supply and demand, we have, and are seeking to continue to, enter into multi-year supply agreements with certain of our suppliers, some of which involve firm purchase commitments and prepayment arrangements, and long-term purchase arrangements with customers.

Gross Margin Dynamics

Our gross margin increased to 45.4% in the third quarter of fiscal 2026, compared to 41.3% in the third quarter of fiscal 2025, primarily due to higher product gross margin associated with cost reduction, pricing optimization, product mix, and tariff refunds.

Operating Expense and Investment in Technology Innovation

Our operating expense grew from $430 million in the third quarter of fiscal 2025 to $458 million in the third quarter of fiscal 2026. During the third quarter of fiscal 2026, we invested $237 million in research and development activities, an increase of 12% compared to the third quarter of fiscal 2025. We believe that our investment capacity and our efforts to push the pace of innovation are important competitive differentiators in our markets, which requires both investment capacity and expenditures. In particular, in an effort to capture certain market opportunities created by the impact of AI on networks, we continued to increase the performance of and enhance the capabilities for our leading WaveLogicTM coherent modem technology, through which we seek to extend our leadership in optical networking, and leverage it to expand our addressable market, including inside and around the data center.

Capital Allocation Strategy

During the third quarter of fiscal 2026, we completed a convertible note offering of $2.9 billion and immediately used the proceeds to repay our term loan as described in Note 13 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Our capital allocation strategy is focused on maintaining our significant innovation investment, investing in select transactions, and returning value to stockholders, while preserving our strategic and operational flexibility. We continuously work to improve our cash cycle and evaluate alternatives to manage our capital structure in order to enhance our liquidity. We ended the first nine months of fiscal 2026 with $2.8 billion of cash, cash equivalents, and investments. As of the end of the first nine months of fiscal 2026, cash generated from operations increased to $684 million as compared to $435 million as of the end of the first nine months of fiscal 2025. Consistent with our capital allocation priorities, during the first nine months of fiscal 2026, we invested $195 million in capital purchases, primarily for supply chain equipment and research and development, and $338 million and $278 million to repurchase shares through our share buyback program and for tax withholding purposes associated with employee stock awards, respectively.

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

Revenue

As a result of the increased demand described above, our revenue increased by approximately 37% in the third quarter and first nine months of fiscal 2026 as compared to the third quarter and first nine months of fiscal 2025, or $451.7 million and $1.3 billion, respectively.

Operating Segment Revenue

The table below sets forth the changes in our operating segment revenue for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	August 1, 2026	August 2, 2025	%*	August 1, 2026	August 2, 2025	%*
Revenue:
Networking Platforms
Optical Networking	$1,191,307	$815,497	46.1%	$3,314,317	$2,317,062	43.0%
%**	71.3%	66.9%		71.0%	67.8%
Routing and Switching	164,368	125,857	30.6%	464,604	311,749	49.0%
%**	9.8%	10.3%		10.0%	9.1%
Total Networking Platforms	1,355,675	941,354	44.0%	3,778,921	2,628,811	43.8%
%**	81.1%	77.2%		81.0%	76.9%

Platform Software and Services	98,657	89,961	9.7%	285,919	270,469	5.7%
%**	5.9%	7.4%		6.1%	7.9%

Blue Planet Automation Software and Services	23,205	27,805	(16.5)%	66,986	81,787	(18.1)%
%**	1.4%	2.3%		1.4%	2.4%

Global Services
Maintenance, Support, and Learning	89,851	80,743	11.3%	266,687	234,758	13.6%
%**	5.4%	6.6%		5.7%	6.9%
Implementation	87,871	65,878	33.4%	235,522	171,735	37.1%
%**	5.3%	5.4%		5.0%	5.0%
Advisory and Enablement	15,870	13,644	16.3%	34,875	29,963	16.4%
%**	0.9%	1.1%		0.8%	0.9%
Total Global Services	193,592	160,265	20.8%	537,084	436,456	23.1%
%**	11.6%	13.1%		11.5%	12.8%

Total revenue	$1,671,129	$1,219,385	37.0%	$4,668,910	$3,417,523	36.6%
_____________________________
*    Denotes % change from fiscal 2025 to fiscal 2026
**     Denotes % of total revenue

Quarter ended August 1, 2026 as compared to the quarter ended August 2, 2025
•Networking Platforms segment revenue increased by $414.3 million.

•Optical Networking products revenue increased by $375.8 million, primarily driven by increases in sales of our 6500 Reconfigurable Line Systems (RLS), Waveserver® systems, and coherent pluggable transceivers.
•Routing and Switching products revenue increased by $38.5 million, primarily driven by an increase in sales of our 3000 and 5000 series of service delivery and aggregation platforms in our DCOM solution, partially offset by a sales decrease in our virtualization software.
•Platform Software and Services segment revenue increased by $8.7 million, primarily reflecting a sales increase in our Navigator Network Control Suite (“NCS”) software solution.
•Blue Planet Automation Software and Services segment revenue decreased by $4.6 million, primarily reflecting a sales decrease in our orchestration software.
•Global Services segment revenue increased by $33.3 million, primarily reflecting sales increases in our implementation services.
Nine months ended August 1, 2026 as compared to the nine months ended August 2, 2025
•Networking Platforms segment revenue increased by $1.2 billion.
•Optical Networking revenue increased by $997.3 million, primarily driven by increases in sales of our 6500 Reconfigurable Line Systems (RLS), Waveserver® systems, and coherent pluggable transceivers.
•Routing and Switching revenue increased by $152.9 million, primarily driven by increases in sales of our 3000 and 5000 series of service delivery and aggregation platforms, and 8100 Coherent IP networking platforms in our DCOM solution, partially offset by a sales decrease in our virtualization software.
•Platform Software and Services segment revenue increased by $15.5 million, primarily reflecting a sales increase in our Navigator NCS software solution, partially offset by decreases in sales of our software consulting services.
•Blue Planet Automation Software and Services segment revenue decreased by $14.8 million, primarily reflecting sales decreases in our unified assurance and analytics software and orchestration software.
•Global Services segment revenue increased by $100.6 million, primarily reflecting sales increases in our implementation services and maintenance support and learning services.

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

The following table reflects our geographic distribution of revenue, principally based on the relevant location for our delivery of products and performance of services. The table sets forth the changes in geographic distribution of revenue for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	August 1, 2026	August 2, 2025	%*	August 1, 2026	August 2, 2025	%*
Americas	$1,316,796	$923,627	42.6%	$3,637,233	$2,553,081	42.5%
%**	78.8%	75.7%		77.9%	74.7%
EMEA	180,550	186,018	(2.9)%	577,175	535,519	7.8%
%**	10.8%	15.3%		12.4%	15.7%
APAC	173,783	109,740	58.4%	454,502	328,923	38.2%
%**	10.4%	9.0%		9.7%	9.6%
Total	$1,671,129	$1,219,385	37.0%	$4,668,910	$3,417,523	36.6%
_____________________________________
*    Denotes % change from fiscal 2025 to fiscal 2026
**     Denotes % of total revenue

Quarter ended August 1, 2026 as compared to the quarter ended August 2, 2025
•Americas revenue increased by $393.2 million, primarily driven by increased sales to cloud provider customers in the United States.
•EMEA revenue decreased by $5.5 million, primarily driven by decreased sales to cloud provider customers in the Netherlands.
•APAC revenue increased by $64.0 million, primarily driven by increased sales in India, Singapore, and Australia.
Nine months ended August 1, 2026 as compared to the nine months ended August 2, 2025
•Americas revenue increased by $1.1 billion, primarily driven by increased sales to cloud provider customers and service provider customers in the United States.
•EMEA revenue increased by $41.7 million, primarily driven by increased sales to cloud provider customers in the Netherlands and service provider customers in Great Britain.
•APAC revenue increased by $125.6 million, primarily driven by increased sales in India, Singapore, and Australia.

Currency Fluctuations
During the third quarter and first nine months of fiscal 2026, approximately 10% and 9% of our revenue was non-U.S. Dollar-denominated, respectively. During the third quarter of fiscal 2026 as compared to the third quarter of fiscal 2025, and the first nine months of fiscal 2026 as compared to the first nine months of fiscal 2025, the U.S. Dollar fluctuated against other currencies with minimal impact.

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

The tables below set forth the changes in revenue and gross margin for the periods indicated (in thousands, except percentage data):

	Quarter Ended
	August 1, 2026		August 2, 2025
	Revenue	Gross Margin (%)**	Revenue	Gross Margin (%)**	Revenue Change (%)*	Gross Margin Change
Total	$1,671,129	45.4%	$1,219,385	41.3%	37.0%	4.1%
Products	$1,390,274	44.7%	$976,801	40.6%	42.3%	4.1%
Services	$280,855	49.0%	$242,584	43.8%	15.8%	5.2%

	Nine Months Ended
	August 1, 2026		August 2, 2025
	Revenue	Gross Margin (%)**	Revenue	Gross Margin (%)**	Revenue Change (%)*	Gross Margin Change
Total	$4,668,910	44.5%	$3,417,523	41.8%	36.6%	2.7%
Products	$3,881,632	44.1%	$2,730,167	40.6%	42.2%	3.5%
Services	$787,278	46.5%	$687,356	46.3%	14.5%	0.2%
_____________________________________
*    Denotes % change from fiscal 2025 to fiscal 2026
**     Denotes % of total revenue
Quarter ended August 1, 2026 as compared to the quarter ended August 2, 2025
•Gross margin increased by 410 basis points, reflecting increased product and services margin.
•Product gross margin increased by 410 basis points, primarily due to cost reductions, pricing optimization, product mix, and tariff recoveries, partially offset by lower manufacturing efficiencies and an increased provision for excess and obsolete inventory.
•Services gross margin increased by 520 basis points, primarily due to increased volume of higher margin implementation services.
Nine months ended August 1, 2026 as compared to the nine months ended August 2, 2025
•Gross margin increased by 270 basis points, primarily reflecting increased product margin.
•Product gross margin increased by 350 basis points, primarily due to pricing optimization, product mix, cost reductions, and tariff recoveries, partially offset by lower manufacturing efficiencies and increased provision for excess and obsolete inventory.
•Services gross margin remained relatively unchanged.

Operating Expense
The component elements that comprise each of our operating expense categories in the table below are set forth in the “Consolidated Results of Operations - Operating Expense” in Item 7 of Part II of our 2025 Annual Report. The table below sets forth the changes in operating expense for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	August 1, 2026	August 2, 2025	%*	August 1, 2026	August 2, 2025	%*
Research and development	$236,673	$211,898	11.7%	$696,036	$619,429	12.4%
%**	14.2%	17.4%		14.9%	18.1%
Selling and marketing	153,969	148,724	3.5%	452,875	424,911	6.6%
%**	9.2%	12.2%		9.7%	12.4%
General and administrative	62,844	60,596	3.7%	183,308	171,450	6.9%
%**	3.8%	5.0%		3.9%	5.0%
Significant asset impairments and restructuring costs	887	1,770	(49.9)%	3,190	5,262	(39.4)%
%**	—%	0.1%		0.1%	0.2%
Amortization of intangible assets	3,713	6,556	(43.4)%	12,162	19,646	(38.1)%
%**	0.2%	0.5%		0.3%	0.6%
Acquisition and integration costs	—	—	—%	306	—	100.0%
%**	—%	—%		—%	—%
Total operating expenses	$458,086	$429,544	6.6%	$1,347,877	$1,240,698	8.6%
%**	27.4%	35.2%		28.9%	36.3%
_____________________________________
*    Denotes % change from fiscal 2025 to fiscal 2026
**     Denotes % of total revenue

Quarter ended August 1, 2026 as compared to the quarter ended August 2, 2025
•Research and development expense increased by $24.8 million. Net of hedging, this primarily reflects higher employee headcount and related costs, including from our acquisition of Nubis Communications and engineering design and development costs, prototype costs and technology-related costs.
•Selling and marketing expense increased by $5.2 million, which primarily reflects increases in employee-related compensation costs.
•General and administrative expense increased by $2.2 million, which primarily reflects increases in professional services.
•Significant asset impairments and restructuring costs remained relatively unchanged.
•Amortization of intangible assets decreased by $2.8 million, primarily reflecting certain intangible assets having reached the end of their economic lives.
Nine months ended August 1, 2026 as compared to the nine months ended August 2, 2025
•Research and development expense increased by $76.6 million. Net of hedging, this primarily reflects higher employee headcount and related costs, including from our acquisition of Nubis Communications, engineering design and development costs and technology-related costs.
•Selling and marketing expense increased by $28.0 million, which primarily reflects increases in employee-related compensation costs.
•General and administrative expense increased by $11.9 million, which primarily reflects increases in employee-related compensation costs and professional services.
•Significant asset impairments and restructuring costs decreased by $2.1 million primarily related to higher facilities restructuring costs in fiscal 2025.
•Amortization of intangible assets decreased by $7.5 million, primarily reflecting certain intangible assets having reached the end of their economic lives.
•Acquisition and integration costs reflect financial, legal, and accounting advisory costs and certain employee-related costs related to our acquisition of Nubis Communications in the fourth quarter of fiscal 2025.

Currency Fluctuations
During both the third quarter and first nine months of fiscal 2026, approximately 51% of our operating expense was non-U.S. Dollar-denominated. During the third quarter and first nine months of fiscal 2026, as compared to the third quarter and first nine months of fiscal 2025, the U.S. Dollar fluctuated against other currencies. These currency fluctuations, net of hedging, had minimal impact.

Segment Profit (Loss)
The table below sets forth the changes in our segment profit (loss) for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	August 1, 2026	August 2, 2025	%*	August 1, 2026	August 2, 2025	%*
Segment profit (loss):
Networking Platforms	$412,944	$199,445	107.0%	$1,091,125	$533,029	104.7%
Platform Software and Services	$66,690	$57,070	16.9%	$190,853	$175,490	8.8%
Blue Planet Automation Software and Services	$482	$6,366	(92.4)%	$(6,175)	$19,342	(131.9)%
Global Services	$79,142	$53,250	48.6%	$202,279	$152,289	32.8%
_____________________________________
*    Denotes % change from fiscal 2025 to fiscal 2026

Quarter ended August 1, 2026 as compared to the quarter ended August 2, 2025
•Networking Platforms segment profit increased by $213.5 million, primarily due to higher sales volume and improved gross margin as described above, partially offset by higher research and development costs.
•Platform Software and Services segment profit increased by $9.6 million, primarily due to higher product sales volume, as described above, and improved services gross margin.
•Blue Planet Automation Software and Services segment decreased by $5.9 million, primarily due to lower software sales volume as described above and reduced product gross margin.
•Global Services segment profit increased by $25.9 million, primarily due to increased implementation sales and improved services gross margin as described above.
Nine months ended August 1, 2026 as compared to the nine months ended August 2, 2025

•Networking Platforms segment profit increased by $558.1 million, primarily due to higher sales volume and improved gross margin as described above, partially offset by higher research and development costs.
•Platform Software and Services segment profit increased by $15.4 million, primarily due to higher product sales and higher gross margin, partially offset by lower services sales volume and increased research and development costs.
•Blue Planet Automation Software and Services segment primarily reflects lower software sales volume as described above and reduced gross margins and increased research and development costs.
•Global Services segment profit increased by $50.0 million, primarily due to increased implementation sales and improved services gross margin as described above.

Other Items
The table below sets forth the changes in other items for the periods indicated (in thousands, except percentage data):

	Quarter Ended			Nine Months Ended
	August 1, 2026	August 2, 2025	%*	August 1, 2026	August 2, 2025	%*
Interest and other income, net	$22,388	$15,090	48.4%	$49,456	$34,539	43.2%
%**	1.3%	1.2%		1.1%	1.0%
Interest expense	$5,803	$22,806	(74.6)%	$47,979	$67,421	(28.8)%
%**	0.3%	1.9%		1.0%	2.0%
Loss on extinguishment and modification of debt	$7,143	$—	100.0%	$7,143	$729	879.8%
%**	0.4%	—%		0.2%	—%
Provision for income taxes	$44,203	$15,511	185.0%	$87,875	$49,580	77.2%
%**	2.6%	1.3%		1.9%	1.5%
_____________________________________
*    Denotes % change from fiscal 2025 to fiscal 2026
**     Denotes % of total revenue

Quarter ended August 1, 2026 as compared to the quarter ended August 2, 2025
•Interest and other income, net increased by $7.3 million, primarily resulting from higher interest income on our investments.
•Interest expense decreased by $17.0 million primarily due to refinancing of debt at a 0% interest rate, net of the effect of a related termination of interest rate swaps, see notes 12 and 13.
•Loss on extinguishment and modification of debt reflects the early extinguishment of our 2030 Term Loan in the third quarter of fiscal 2026, see note 13.
•Provision for income taxes increased by $28.7 million, primarily due to the increase in pre-tax book income.
Nine months ended August 1, 2026 as compared to the nine months ended August 2, 2025
•Interest and other income, net increased by $14.9 million, primarily resulting from higher interest income on our investments and the impact of foreign exchange rates on assets and liabilities denominated in a currency other than the relevant functional currency, net of hedging activity.
•Interest expense decreased by $19.4 million, primarily due to refinancing debt at 0% interest rate, net of the effect of a related termination of interest rate swaps, see notes 12 and 13.
•Loss on extinguishment and modification of debt reflects the early extinguishment of our 2030 Term Loan in the third quarter of fiscal 2026 and refinancing of our 2030 Term Loan in the first quarter of fiscal 2025, see note 13.
•Provision for income taxes increased by $38.3 million, primarily due to the increase in pre-tax book income.

Liquidity and Capital Resources
We regularly evaluate our capital structure, liquidity position, debt obligations, and anticipated cash needs to fund our operating or investment plans, and we will continue to consider capital raising and other market opportunities that may be available to us.
Principal Sources of Liquidity. Our principal sources of liquidity on hand include our cash, cash equivalents, and investments, which, as of August 1, 2026, totaled $2.8 billion, as well as our credit facility (the “Revolving Credit Facility”), to which we and certain of our subsidiaries are parties. The Revolving Credit Facility provides for a total commitment of $300.0 million with a maturity date of October 24, 2030. We principally use the Revolving Credit Facility to support the issuance of letters of credit that arise in the ordinary course of our business and for general corporate purposes. As of August 1, 2026, letters of credit totaling $40.7 million were issued under the Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility as of August 1, 2026.
Financing Arrangements. On June 11, 2026, we closed a private offering of $2.9 billion aggregate principal amount of 2031 Notes to qualified institutional buyers. The 2031 Notes will mature on September 15, 2031 unless earlier converted, redeemed or repurchased. Concurrently with the issuance of the 2031 Notes, we entered into convertible note hedge transactions that reduce potential dilution upon conversion of the notes and entered into warrant transactions to raise additional capital to partially offset the costs of entering into the convertible note hedge transactions. See Note 13 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report

Foreign Liquidity. The amount of cash, cash equivalents and short-term investments held by our foreign subsidiaries was $245.3 million as of August 1, 2026. Approximately $92.3 million of undistributed earnings from these foreign subsidiaries is expected to be repatriated, with any remaining amount continuing to be indefinitely reinvested. A deferred tax liability has been accrued to account for the anticipated repatriation amount. There are no other significant temporary differences related to our investment in the foreign subsidiaries for which a deferred tax liability has not been recognized.
Stock Repurchases. On October 2, 2024, we announced that our Board of Directors authorized a program to repurchase up to $1.0 billion of our common stock, which replaced in its entirety the previous stock repurchase program authorized in fiscal 2022. During the first nine months of fiscal 2026, we repurchased $335.3 million of our common stock under the stock repurchase program, and $335.0 million remained under the current repurchase authorization as of August 1, 2026. The amount and timing of any further repurchases under our stock repurchase program are subject to a variety of factors including liquidity, cash flow, stock price, and general business and market conditions. The program may be modified, suspended, or discontinued at any time. During the first nine months of fiscal 2026, we also repurchased $278.3 million of our common stock in settlement of employee tax withholding obligations due upon the vesting of stock unit awards. See Note 17 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report as well as “Issuer Purchases of Equity Securities” in Item 2 of Part II of this report.

Cash Flows

The following table sets forth changes in our cash, cash equivalents, and investments in marketable debt securities for the periods indicated (in thousands):

	August 1, 2026	November 1, 2025	Increase (Decrease)
Cash and cash equivalents	$2,445,708	$1,091,952	$1,353,756
Short-term investments in marketable debt securities	184,293	216,148	(31,855)
Long-term investments in marketable debt securities	213,553	57,142	156,411
Total cash, cash equivalents, and investments in marketable debt securities	$2,843,554	$1,365,242	$1,478,312

Cash, cash equivalents and investments increased by $1.5 billion during the first nine months of fiscal 2026. Operating activities generated $683.6 million of cash. In addition to the cash provided by operating activities, proceeds from the issuance of the 2031 Notes and the 2031 Warrants provided $1.6 billion in cash net of the following items: (i) repayment of the Refinanced 2030 Term Loan in full; (ii) 2031 Hedge Transaction purchase; and (iii) paid debt issuance costs. Proceeds from the issuance of equity under our employee stock purchase plan also provided $38.0 million in cash during the nine months ended August 1, 2026. The cash generated was partially offset by (i) cash used for stock repurchases under our stock repurchase program of $337.9 million; (ii) stock repurchases on vesting of our stock unit awards to employees relating to tax withholding of $278.3 million; and (iii) cash used to fund our investing activities for capital expenditures totaling $194.9 million during the nine months ended August 1, 2026.

For additional information about our debt transactions see Note 13 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Cash Provided By Operating Activities
The following sections set forth the components of our $683.6 million of cash provided by operating activities during the first nine months of fiscal 2026. Net income (adjusted for non-cash charges) provided cash of $1.1 billion, offset by cash used in operating assets and liabilities of $410.4 million.

Net income (adjusted for non-cash charges)
The following table sets forth our net income (adjusted for non-cash charges) during the period (in thousands):

Nine Months Ended
August 1, 2026
Net income	$634,921
Adjustments for non-cash charges:
Loss on extinguishment of debt	7,143
Depreciation of equipment, building, furniture and fixtures, and amortization of leasehold improvements	102,347
Share-based compensation expense	163,178
Amortization of intangible assets	35,386
Deferred taxes	49,266
Provision for inventory excess and obsolescence	72,428
Provision for warranty	30,050
Other	(724)
Net income (adjusted for non-cash charges)	$1,093,995

Operating Assets and Liabilities
Operating asset and liability requirements increased by $410.4 million during the period. The following table sets forth the major components of the cash changes in operating assets and liabilities (in thousands):

Nine Months Ended
August 1, 2026
Accounts receivable	$(251,531)
Inventories	(118,334)
Prepaid expenses and other	(111,567)
Accounts payable, accruals, and other obligations	66,956
Deferred revenue	6,764
Operating lease assets and liabilities, net	(2,677)
Total cash consumed by operating assets and liabilities	$(410,389)

As compared to the end of fiscal 2025, for the first nine months of fiscal 2026:

•The change in accounts receivable primarily reflects increased sales volume and the timing of cash collections from customers;
•The change in inventory primarily reflects component purchases as part of our effort to optimize the cost and functioning of our supply chain;
•The change in prepaid expenses and other primarily reflects increases in non-trade receivables and prepaid income taxes;
•The change in accounts payable, accruals, and other obligations primarily reflects the timing of payments to suppliers, partially offset by the timing of payments associated with our annual incentive compensation plan;
•The change in deferred revenue primarily represents an increase in advanced payments received primarily on multi-year maintenance contracts from customers prior to revenue recognition; and
•The change in operating lease assets and liabilities, net, represents cash paid for operating lease payments in excess of operating lease costs.

Cash Paid for Interest, Net

The following table sets forth the cash paid for interest, net, during the period (in thousands):

Nine Months Ended
August 1, 2026
Refinanced 2030 Term Loan due October 28, 2030(1)	$40,991
2030 Senior Notes due January 31, 2030(2)	16,000
Interest rate swaps(3)	(1,703)
Revolving Credit Facility(4)	1,102
Finance leases	2,322
Cash paid during period	$58,712

(1) The Refinanced 2030 Term Loan bore interest at SOFR for the chosen borrowing period plus a spread of 1.75% subject to a minimum SOFR rate of 0.00%. The Refinanced 2030 Term Loan terminated on June 11, 2026.
(2) The 2030 Notes bear interest at a rate of 4.00% per annum. Interest is payable on the 2030 Notes in arrears on January 31 and July 31 of each year.
(3) Our interest rate swaps fixed the SOFR rate for our Refinanced 2030 Term Loan through termination on June 11, 2026.
(4) During the first nine months of fiscal 2026, we utilized the Revolving Credit Facility to issue certain standby letters of credit and paid nominal commitment fees, interest expense and other administrative charges primarily relating to the Revolving Credit Facility.
For additional information about our debt and interest rate swaps, see Notes 12, 13, and 14 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Contractual Obligations
Our contractual obligations have not changed materially since November 1, 2025, except for the item listed below. For a summary of our contractual obligations, see “Liquidity and Capital Resources – Contractual Obligations” in Item 7 of Part II of our 2025 Annual Report.
Purchase Order Obligations. As of August 1, 2026, we had $3.3 billion in outstanding purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of this amount relates to firm, non-cancelable and unconditional obligations.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

    The information set forth under the heading “Commitments and Contingencies - Litigation” in Note 20 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report, is incorporated herein by reference.

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

The following table provides a summary of repurchases of our common stock during the third quarter of fiscal 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
May 3, 2026 to May 30, 2026	44,628	$561.86	44,628	$481,608
May 31, 2026 to June 27, 2026	311,785	$470.19	311,785	$335,010
June 28, 2026 to August 1, 2026	—	$—	—	$335,010
	356,413	$—	356,413

(1) On October 2, 2024, we announced that our Board of Directors authorized a program to repurchase up to $1.0 billion of our common stock, which replaced in its entirety the previous stock repurchase program. The program may be modified, suspended, or discontinued at any time. During the third quarter of fiscal 2026, we repurchased $171.7 million of our common stock under the stock repurchase program, and we had $335.0 million remaining under the current repurchase authorization as of August 1, 2026. In connection with the 2031 Note offering we repurchased 0.3 million shares for a total of $140.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Stock Repurchases” in Item 2 of Part I of this report and Note 13 and 17 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report for information regarding the stock repurchase program authorized by our Board of Directors.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements
The following table describes, for the third quarter of fiscal 2026, each trading arrangement for the sale or purchase of our securities adopted, terminated or for which the amount, pricing or timing provisions were modified by our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased or Sold
Dino DiPerna (Executive Vice President and Chief Research & Development Officer)	Adoption (June 10, 2026)	Rule 10b5-1 trading arrangement	Sales	Until July 30, 2027, or such earlier date upon which all transactions are completed or expire without execution (1)	(2)
(1)    Sales under this arrangement will not begin until September 15, 2026, following expiration of Mr. DiPerna’s existing Rule 10b5-1 trading arrangement.
(2)    The aggregate number of shares of common stock to be sold pursuant to Mr. DiPerna’s arrangement is up to (i) 996 shares of common stock, plus (ii) up to 100% of the net after-tax shares of common stock to be received as a result of the vesting on September 20, 2026 of an aggregate of 3,830 restricted stock units, plus (iii) up to 100% of the net after-tax shares of common stock to be received as a result of the vesting on December 20, 2026 of an aggregate of (a) 3,832 restricted stock units, (b) 7,162 earned performance stock units, (c) performance stock units that have not yet been earned, the actual number of which depends on performance and ranges from 0% to 200% of the 2,216 shares subject to the award at the target level of performance, and (d) market stock units that have not yet been earned, the actual number of which depends on performance and ranges from 0% to 200% of the 8,720 shares subject to the award at the target level of performance, plus (iv) up to 100% of the net after-tax shares of common stock to be received as a result of the vesting on March 20, 2027 of an aggregate of 3,001 restricted stock units, plus (v) up to 100% of the net after-tax shares of common stock to be received as a result of the vesting on June 20, 2027 of an aggregate of 3,004 restricted stock units. The actual number of net after-tax shares to be received will vary based on the market price of our common stock at the time of settlement.

Item 6. Exhibits

4.1
Indenture, dated as of June 11, 2026, by and among Ciena Corporation, as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 11, 2026)

4.2	Form of 0.00% Convertible Senior Note due 2031 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 11, 2026)
10.1	Form of Bond Hedge Confirmation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2026)
10.2	Form of Warrant Confirmation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 11, 2026)
10.3
Refinancing Amendment to Credit Agreement, dated June 11, 2026, by and among Ciena Corporation, Ciena Communications, Inc., Ciena Government Solutions, Inc., Ciena Communications International, LLC, Blue Planet Software, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 11, 2026)

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

Ciena Corporation
Date:	September 3, 2026	By:	/s/ Gary B. Smith
Gary B. Smith
President, Chief Executive Officer and Director (Duly Authorized Officer)

Date:	September 3, 2026	By:	/s/ Marc D. Graff
Marc D. Graff
Executive Vice President and Chief Financial Officer (Principal Financial Officer)